Form 10-K
period 2016-12-31
Park Hotels & Resorts Inc.
filed 2017-03-02
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Tysons Boulevard, Suite 1000, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 584-7979

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share;	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There was no public market for the registrant’s common stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding on February 23, 2017 was 197,605,195.

Documents incorporated by reference: The information called for by Part III will be included in an amendment to this Form 10-K or incorporated by reference from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from our separation from Hilton, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risk factors discussed in Item 1A: “Risk Factors” could cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.

Definitions

Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•

“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment (“FF&E”) replacement reserves required by certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.

•

“Adjusted FFO attributable to Parent” means NAREIT FFO attributable to Parent (as defined below) as further adjusted to exclude: (i) foreign currency (gains) losses; (ii) acquisition costs; (iii) litigation gains and losses; and (iv) other items. In certain circumstances, we may also adjust NAREIT FFO attributable to Parent for additional gains or losses that management believes are not representative of our current operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to Parent, which is a non-GAAP financial measure.

•	“ADR” or “average daily rate” means rooms revenue divided by total number of room nights sold in a given period.
•

“comparable hotels” mean those hotels that: (i) were active and operating in our system since January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available.

•

Consolidated Hotel Adjusted EBITDA (“Hotel Adjusted EBITDA”) measures property-level results before debt service, depreciation and corporate expenses for our consolidated properties, including both comparable and non-comparable hotels but excluding properties owned by unconsolidated affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA, which is a non-GAAP financial measure.

•

“EBITDA” means net income (loss) excluding interest expense, a provision for income taxes and depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.

•	“Hilton” refers to Hilton Worldwide Holdings Inc. and its consolidated subsidiaries, and references to “Hilton Parent” refers only to Hilton Worldwide Holdings Inc., exclusive of its subsidiaries.
•

“Hilton Grand Vacations” refers to Hilton Grand Vacations Inc. and its consolidated subsidiaries, and references to “HGV Parent” refers only to Hilton Grand Vacations Inc., exclusive of its subsidiaries.

•

“Hotel Adjusted EBITDA margin” means Hotel Adjusted EBITDA as a percentage of Total Hotel Revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA margin, which is a non-GAAP financial measure.

•	a “luxury” hotel refers to a luxury hotel as defined by Smith Travel Research (“STR”).
•

“NAREIT FFO attributable to Parent” means net income (loss) attributable to Parent (calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the funds from operations (“FFO”) of those entities on the same basis. We calculate NAREIT FFO attributable to Parent for a given operating period in accordance with the guidelines of the National Association of Real Estate Investment Trusts (“NAREIT”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of NAREIT FFO attributable to Parent, which is a non-GAAP financial measure.

•	“occupancy” means the total number of room nights sold divided by the total number of room nights available at a property or group of properties.
•

“Park Hotels & Resorts,” “we,” “our,” “us” and the “Company” refer to Park Hotels & Resorts Inc. and its consolidated subsidiaries, and references to “Park Parent” refers only to Park Hotels & Resorts Inc., exclusive of its subsidiaries.

•	“RevPAR” or “revenue per available room” means rooms revenue divided by total number of room nights available to guests for a given period.
•

“Select Hotels” means the hotels that will be managed by us rather than a third-party hotel management company, consisting of the following four hotels: the Hilton Garden Inn LAX/El Segundo in Los Angeles, California; the Hampton Inn & Suites Memphis—Shady Grove in Memphis, Tennessee, the Hilton Suites Chicago/Oak Brook in Chicago, Illinois and the Hilton Garden Inn Chicago/Oak Brook in Chicago, Illinois.

•	“TRS” refers to a taxable REIT subsidiary under the Internal Revenue Code of 1986, as amended (the “Code”), and includes any subsidiaries or other, lower-tier entities of that taxable REIT subsidiary.
•	an “upper midscale” hotel refers to an upper midscale hotel as defined by STR.
•	an “upper upscale” hotel refers to an upper upscale hotel as defined by STR.
•	an “upscale” hotel refers to an upscale hotel as defined by STR.

PART I

Item 1. Business

Our Company

We are a leading lodging real estate company with a diverse portfolio of market-leading hotels and resorts with significant underlying real estate value.  Our portfolio consists of 67 premium-branded hotels and resorts with over 35,000 rooms located in prime United States (“U.S.”) and international markets with high barriers to entry. Over 85% of our rooms are luxury and upper upscale and nearly 90% are located in the U.S., including 14 of the top 25 markets as defined by STR. Over 70% of our rooms are located in the central business districts of major cities and resort/conference destinations. We are focused on driving premium long-term total returns by continuing to enhance the value of our existing properties. We intend to utilize our scale to efficiently allocate capital to drive growth while maintaining a strong and flexible balance sheet.

We were originally formed as a Delaware corporation in 1946 and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton completed the spin-off that resulted in our establishment as an independent, publicly traded company. The spin-off transaction, which was tax-free to Hilton Parent and Park Parent stockholders, was effected through a pro rata distribution of Park Parent stock to existing Hilton Parent stockholders. As a result of the spin-off, each holder of Hilton Parent common stock received one share of Park Parent common stock for every five shares of Hilton Parent common stock owned, on the record date of December 15, 2016.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a real estate investment company (“REIT”), effective January 4, 2017.  Currently, we are organized and operate in a REIT qualified manner and expect to continue to operate as such.

As of the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. Park Parent owns 100% of the interests in our Operating Company.

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT and to generate superior, risk-adjusted returns for stockholders through active asset management and a thoughtful external growth strategy, while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•

Maximizing Hotel Profitability through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. We will continue to identify opportunities to increase market share, drive cost efficiencies and thereby maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 27 hotels with 400 rooms or more, we believe our ability to implement compelling ROI initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.

•

Pursuing Growth and Diversification through a Thoughtful External Growth Strategy. We intend to leverage our scale, liquidity and mergers and acquisitions expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions, dispositions and/or corporate transactions, which we believe will enable us to further diversify our portfolio. For example, our portfolio includes six properties located in high-growth markets that we acquired in February 2015 with the proceeds from the sale of the Waldorf Astoria New York that was significantly accretive to Adjusted EBITDA. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with other leading hotel brands and operators.

•

Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet with continued focus on optimizing our cost of capital by targeting modest leverage levels, which we will target to be approximately three- to five-times net debt (calculated as our long-term debt and our share of investments in affiliates debt, both excluding deferred financing costs, reduced by both our cash and cash equivalents and our restricted cash) to Adjusted EBITDA throughout the lodging cycle. We also will focus on maintaining sufficient liquidity with minimal short-dated maturities, and intend to have a mix of debt that will provide us with the flexibility to prepay when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

Overview

The following table provides summary information regarding our portfolio as of December 31, 2016:

Portfolio Summary

Hotel count	67
Consolidated hotels	58
Unconsolidated joint ventures	9
Room count(1)	35,425
U.S. exposure(2)	90%
Chain scale: Luxury and upper upscale exposure(2)	87%
Location: Urban and resort exposure(2)	72%
Average Occupancy(3)	81%
Average ADR(3)	$200.02
Average RevPAR(3)	$161.15

(1)	Includes an aggregate of 5,083 rooms at hotels owned by unconsolidated joint ventures.
(2)	As a percentage of room count.
(3)	Excludes unconsolidated joint ventures.

Brand Affiliations

The following table sets forth the brand affiliations of our portfolio:

Brand	Number of Properties	Total Rooms
Conrad Hotels & Resorts	1	192
DoubleTree by Hilton	10	4,093
Embassy Suites by Hilton	10	2,402
Hampton by Hilton	1	130
Hilton Hotels & Resorts	39	27,135
Hilton Garden Inn	2	290
Curio - A Collection by Hilton	1	224
Waldorf Astoria Hotels & Resorts	3	959
Total	67	35,425

Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by chain scale segment:

Chain Scale	Number of Properties	Total Rooms
Luxury	4	1,151
Upper Upscale	50	29,761
Upscale	12	4,383
Upper Midscale	1	130
Total	67	35,425

 Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms
Consolidated Portfolio
Fee Simple(1)	41	23,912
Ground Lease	17	6,430
	58	30,342
Unconsolidated Joint Ventures(2)
Fee Simple	6	3,238
Ground Lease	3	1,845
	9	5,083
Total	67	35,425

(1)

Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 10: “Leases” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Nine of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Hotel Laundry Operations

As of December 31, 2016, we own and operate three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon that service approximately 30 hotels, including six of our owned hotels, and employ more than 200 full-time employees. Revenue from our hotel laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2016, 2015 and 2014.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. During the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment. As part of our asset management strategy, we also work with Hilton Parent to monitor environmental performance and support implementation of operational best practices. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities.

Our Principal Agreements

In order for us to qualify as a REIT, independent third parties must operate our hotels.  Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees, which, in turn have engaged third parties to operate these hotels pursuant to management agreements. We operate the Select Hotels pursuant to franchise agreements with Hilton. We may, in the future, re-flag existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

Below is a general overview of our management and franchise agreements.

Management Agreements

Our hotel managers, each of which is an affiliate of Hilton, control the day-to-day operations of each of our hotels that is subject to a management agreement. We have consultative and specified approval rights with respect to certain actions of our hotel manager, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.

As in our franchise agreements described below, we receive a variety of services and benefits under our management agreements with our hotel managers, including the benefit of the name, marks and system of operation of the brand, as well as centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel and payroll and accounting services.

 Term

Our management agreements have terms ranging from 20 to 30 years and allow for one or more renewal periods at the option of our hotel managers. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range from 30 to 70 years.

Fees

Our management agreements generally contain a two-tiered fee structure, where our hotel managers receive a base management fee and an incentive management fee. The base management fee, for the majority of our hotels, is 3% of gross hotel revenues or receipts. The incentive management fee is generally 6% of a specified measure of hotel earnings calculated in accordance with the management agreement. We also pay certain service fees to our hotel managers and generally reimburse our hotel managers for salaries and wages of its employees at our U.S. hotels, as well as for other certain expenses incurred in connection with the operation of the hotel.

Termination Events

Subject to certain qualifications, notice requirements and applicable cure periods, the management agreements generally will be terminable by either party upon a material casualty or condemnation of the hotel or the occurrence of certain customary events of default, including, among others: the bankruptcy or insolvency of either party; the failure of either party to make a payment when due, and failure to cure such non-payment after late payment notice; or breach by either party of covenants or obligations under the management agreement.

Additionally, our hotel managers generally have the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to the mortgage or our failing to complete or commence required repair after damage or destruction to the hotel, or our failure to meet minimum brand standards. For certain properties, our management agreements with our hotel managers also allow early termination, subject to entering into a franchise agreement with an affiliated brand. If our hotel managers terminate due to our default, our hotel managers may exercise all of their rights and remedies at law or in equity.

Sale of a Hotel

Our management agreements generally provide that we cannot sell a hotel to a person who (i) does not have sufficient financial resources, (ii) is of bad moral character, (iii) is a competitor of our hotel managers or (iv) is a specially designated national or blocked person, as set forth in the applicable management agreement. It is generally an event of default if we proceed with a sale or an assignment of the hotel’s management agreement to such a transferee, without receiving consent from our hotel managers.

Franchise Agreements

In connection with the spin-off, we entered into franchise agreements with a franchisor pursuant to which we operate the Select Hotels. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of the Select Hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor. Currently, all of our franchise agreements are with Hilton.

Term

Our franchise agreements contain an initial term of 20 years and cannot be extended without the franchisor’s consent.

Fees

Our franchise agreements require that we pay a royalty fee on gross rooms revenue at rates ranging from 5% to 6%, plus 3% of food and beverage revenue where applicable. We must also pay certain marketing, reservation, program and other customary fees. In addition, the franchisor will have the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.

Termination Events

Our franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including, among others: the failure to maintain brand standards; the failure to pay royalties and fees or to perform other obligations under the franchise license; bankruptcy; and abandonment of the franchise or a change of control, and in the event of such termination, we are required to pay liquidated damages.

Spin-Off Related Agreements

Distribution Agreement

We entered into a distribution agreement (“Distribution Agreement”) with Hilton Parent regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provides for certain transfers of assets and assumptions of liabilities by us and Hilton Parent and the settlement or extinguishment of certain liabilities and other obligations among Hilton Parent and us. In particular, the Distribution Agreement provides that, subject to the terms and conditions contained in the Distribution Agreement:

•

all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the separated real estate business will be retained by or transferred to us;

•

all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the timeshare business will be retained by or transferred to HGV Parent or its subsidiaries;

•

all other assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) of Hilton will be retained by or transferred to Hilton Parent or its subsidiaries;

•

liabilities (including whether accrued, contingent or otherwise) related to, arising out of or resulting from businesses of Hilton that were previously terminated or divested will be allocated among the parties to the extent formerly owned or managed by or associated with such parties or their respective businesses;

•

each of Park Hotels & Resorts and Hilton Grand Vacations will assume or retain any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from the Form 10 registering its common stock to be distributed by Hilton Parent in the spin-off and from any disclosure documents that offer for sale securities in transactions related to the spin-off, subject to exceptions for certain information for which Hilton Parent will retain liability; and

•

except as otherwise provided in the Distribution Agreement or any ancillary agreement, we will be responsible for any costs or expenses incurred by us following the distribution in connection with the transactions contemplated by the Distribution Agreement, including costs and expenses relating to legal counsel, financial advisors and accounting advisory work related to the distribution.

In addition, notwithstanding the allocation described above, we, Hilton Grand Vacations and Hilton have agreed that losses related to certain contingent liabilities (and related costs and expenses), which generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”), will be apportioned among the parties according to fixed percentages of 65%, 26% and 9% for each of Hilton, us and Hilton Grand Vacations, respectively. Examples of Shared Contingent Liabilities may include uninsured losses arising from actions (including derivative actions) against current or former directors or officers of Hilton or its subsidiaries in respect of acts or omissions occurring prior to the distribution date, or against current or former directors or officers of any of Hilton, Hilton Grand Vacations or us, or any of their or our respective subsidiaries, arising out of, in connection with, or otherwise relating to, the spin-offs and the distribution, subject to certain exceptions described in the Distribution Agreement. In addition, costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions may also be subject to these provisions. Subject to certain limitations and exceptions, Hilton shall generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense. The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

Employee Matters Agreement

We entered into an employee matters agreement (“Employee Matters Agreement”) with Hilton Parent that governs the respective rights, responsibilities and obligations of Hilton Parent after the spin-off with respect to transferred employees, defined benefit pension plans, defined contribution plans, non-qualified retirement plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which our employees participated prior to the spin-off, and continued participation by our employees in certain of Hilton’s compensation and benefit plans for a specified period of time following the spin-off. Generally, other than with respect to certain specified compensation and benefit plans and liabilities, we will assume or retain sponsorship of, and the liabilities relating to, compensation and benefit plans and employee-related liabilities relating to our current and former employees. The Employee Matters Agreement also provides that outstanding Hilton equity-based awards will be equitably adjusted or converted into Park Parent awards, in connection with the spin-off. Following the spin-off, our employees no longer actively participate in Hilton’s benefit plans or programs (other than specified compensation and benefit plans), and we have established or will establish plans or programs for our employees as described in the Employee Matters Agreement. We have also established or will establish or maintain plans and programs outside of the United States as may be required under applicable law or pursuant to the Employee Matters Agreement.

Tax Matters Agreement

We entered into a tax matters agreement (“Tax Matters Agreement”) with Hilton Parent and HGV Parent that governs the respective rights, responsibilities and obligations of us, Hilton Parent and HGV Parent after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. Although binding between the parties, the Tax Matters Agreement is not binding on the IRS. We and HGV Parent will continue to have several liability with Hilton Parent to the IRS for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which we were part of that group. The Tax Matters Agreement specifies the portion, if any, of this tax liability for which we will bear responsibility, and each party has agreed to indemnify the other against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free. In general, under the Tax Matters Agreement, each party is expected to be responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock). The parties will share responsibility in accordance with sharing percentages for any such taxes imposed on Hilton that are not attributable to actions taken by a particular party.

The Tax Matters Agreement also provides for certain covenants that may restrict our ability to pursue strategic or other transactions that otherwise could maximize the value of our business, including, for two years after the spin-off:

•

engaging in any transaction involving the acquisition of shares of Park Parent stock or in certain issuances of shares of Park Parent stock (other than with respect to the distribution of our estimated share of C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”);

•	merging or consolidating with any other person or dissolving or liquidating in whole or in part;
•	selling or otherwise disposing of, or allowing the sale or other disposition of, more than 35% of our consolidated gross or net assets; or
•	repurchasing our shares, except in certain circumstances.

These strategic and other transactions may be allowed within the two-year timeframe in the event that the IRS has granted a favorable ruling to Hilton Parent, Hilton Grand Vacations or us or in the event that Hilton Parent, HGV Parent or we have received an opinion from a tax advisor that we can take such actions without adversely affecting the tax-free status of the spin-off and related transactions.

Transition Services Agreement

We entered into a transition services agreement (“TSA”) with Hilton Parent to provide us with certain services for a limited time to help ensure an orderly transition following the distribution.

The services that Hilton provides include certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services. We pay Hilton Parent for any such services utilized at agreed amounts as set forth in the TSA. In addition, for a term set forth in the TSA, we and Hilton Parent may mutually agree on additional services to be provided by Hilton to us that were provided to us by Hilton prior to the distribution but were omitted from the TSA at pricing based on market rates that are reasonably agreed by the parties.

Stockholders Agreements

On October 24, 2016, Hilton Parent, The Blackstone Group L.P. and its affiliates (“Blackstone”) and HNA Tourism Group Company Limited (“HNA”) announced that affiliates of Blackstone agreed to sell 247,500,000 shares of common stock of Hilton Parent to HNA, representing approximately 25% of the outstanding shares of common stock of Hilton Parent, pursuant to a stock purchase agreement between HNA and Blackstone (“Sale”). Pursuant to that stock purchase agreement, if the Sale closed after the record date of the spin-off, the Sale would also include the shares of common stock of HGV Parent and Park Parent received by Blackstone with respect to the shares of common stock of the Hilton Parent being sold to HNA. The Sale is expected to close, subject to customary closing conditions (including receipt of regulatory approvals in the United States, China and certain other countries), in the first quarter of 2017.  In connection with the Sale, we entered into a stockholders’ agreement and a registration rights agreement with HNA, summarized below. We also entered into a registration rights agreement and a stockholders’ agreement with Blackstone.

HNA Stockholders Agreement

In connection with the Sale, we entered into a stockholders agreement with HNA (and with HNA Group Co., Ltd. for purposes of the standstill provision only) that will become effective upon the closing of the Sale.

Directors. Under the HNA stockholders agreement, for so long as HNA beneficially owns at least 15% of our outstanding common stock, it will have the right to designate two directors to our board of directors, only one of which may be affiliated with HNA (but not its hospitality business) and the other of which must meet the independence standards of the NYSE with respect to our company and not have been, for two years, an employee, director or officer of, or consultant to, HNA or any of its affiliates. Each of HNA’s director designees must be reasonably satisfactory to our nominating and corporate governance committee. In addition, so long as HNA owns at least 20% of our outstanding common stock, HNA will have the right to designate an additional independent director to fill each third additional director seat above 11 directors; for example, if we were to increase the size of our board of directors in the future to 14, HNA would have the right to designate an independent director as the 14th member of the board of directors. HNA’s right to designate directors declines to one director when HNA’s ownership falls below 15% of our outstanding common stock and such right terminates when HNA’s ownership falls below 5% of our outstanding common stock, subject to certain exceptions. Each independent designee will be entitled to serve on at least one standing committee of the board of directors, as determined by the nominating and corporate governance committee.

Voting Requirements. The HNA stockholders agreement generally requires HNA to vote all of its shares in excess of 15% of our total outstanding shares in the same proportion as the shares owned by other stockholders are voted on all matters, except as follows: (i) in uncontested elections of directors, HNA is required to vote all of its shares either in favor of the board’s nominees or all of its shares in the same proportion as the shares owned by other stockholders are voted; (ii) in contested elections of directors, HNA is required to vote all of its shares in the same proportion as the shares owned by other stockholders are voted; (iii) for two years after the closing of the Sale, in third party acquisitions of our company in which both (x) shares of our common stock are exchanged for or are converted into the right to receive (A) solely cash or (B) a mixture of cash and stock of a person other than an HNA entity in which the value of the cash portion of the aggregate consideration is 60% or more of the value of the aggregate consideration and (y) the value of the consideration to be received per share of common stock is less than or equal to a reference price per share of our common stock calculated in accordance with the HNA stockholders agreement, HNA may vote all of its shares as it chooses; (iv) for any acquisition of our company other than an acquisition described in (iii) above or an acquisition by HNA, HNA will vote all of its shares in excess of 15% of our total outstanding shares in proportion to the manner in which non-HNA holders vote their shares; and (v) in the case of any charter or bylaw amendment which adversely affects HNA disproportionally as compared to other stockholders, an issuance of more than 20% of our outstanding shares (other than for an acquisition) at a below-market price, or an acquisition of our company by HNA, HNA may vote all of its shares as it chooses. In a third party tender offer, HNA will be required to tender its shares in excess of 15% of our total outstanding shares in the same proportion as shares held by non-HNA holders are tendered.

Certain Transfers and Right of First Refusal. The stockholder agreement does not generally restrict transfers of shares by HNA, except that if HNA transfers any of its shares to any HNA affiliate, such HNA affiliate must agree to be bound by the terms of the HNA stockholders agreement. In addition, if we propose to issue new equity securities for cash in an offering that is not an underwritten public offering or an offering pursuant to Rule 144A under the Securities Act, HNA will have a right of first refusal over its pro rata portion of such issuance, measured based on HNA’s ownership percentage (which shall be capped at 25% for purposes of the right of first refusal) in us at such time.

Standstill. The HNA stockholders agreement requires HNA and its affiliates not to: acquire, offer or agree to acquire, any beneficial interest in us, subject to certain exceptions; make any public announcement or public offer with respect to any merger, business combination or other similar transaction involving us (except when our board of directors recommends or approves such transaction); make or in any way participate in any “solicitation” of “proxies” to vote or seek to influence voting of securities in a manner inconsistent with our board’s recommendation; seek election or removal of any director other than HNA designees or otherwise act, alone or in concert with others, to control or influence our company; call a meeting of stockholders; participate in a “group” regarding our equity securities; act, alone or in concert with others, to seek to control or influence our management or policies; knowingly assist or encourage, or enter into any discussions or agreements with any third party, in connection with any of the foregoing; publicly disclose any intention, plan or arrangement inconsistent with the foregoing; provide any financing for a purchase of our equity securities or assets, subject to certain exceptions; or take any actions that HNA knows or would reasonably be expected to know would require us to make a public announcement regarding the possibility of an acquisition. HNA will not be prohibited from: (i) transferring shares of our stock to HNA affiliates; (ii) purchasing shares of our stock pursuant to its right of first refusal over its pro rata portion of newly issued equity securities; (iii) making a non-public, confidential acquisition proposal to our board of directors; or (iv) after a public announcement of a definitive agreement for the acquisition of our company by a third party, making a publicly announced alternative acquisition proposal for all of our outstanding shares, which, if a tender or exchange offer, must be on the same terms for all such shares and include a non-waivable condition that a majority of the shares held by non-HNA holders are tendered into such offer. To the extent HNA’s ownership percentage falls below 25% of our total outstanding shares (or a lower percentage that results from sales of shares by HNA) as a result of issuances by us, HNA may purchase our shares in the open market so as to maintain its ownership percentage at 25% (or such lower percentage that results from sales of shares by HNA).

Blackstone Stockholders Agreement

On January 2, 2017, we entered into a stockholders agreement (“Stockholders Agreement”) with certain stockholders, including certain affiliates of The Blackstone Group L.P. (collectively, “Blackstone”).

Under the Stockholders Agreement, Blackstone may designate a number of directors equal to: (i) if Blackstone and the other owners of Hilton Parent prior to its December 2013 initial public offering (collectively, “pre-IPO owners”) beneficially own at least 50% of Park Parent’s outstanding common stock, 50% of the total number of directors comprising the board of directors, rounded down to the nearest whole number; (ii) if the pre-IPO owners beneficially own at least 40% (but less than 50%) of Park Parent’s outstanding common stock, 40% of the total number of directors comprising the board of directors, rounded down to the nearest whole number; (iii) if the pre-IPO owners beneficially own at least 30% (but less than 40%) of Park Parent’s outstanding common stock, 30% of the total number of directors comprising the board of directors, rounded down to the nearest whole number; (iv) if the pre-IPO owners beneficially own at least 20% (but less than 30%) of Park Parent’s outstanding common stock, either (x) 20% of the total number of directors comprising the board of directors, rounded down to the nearest whole number, if the total number of directors is 10 or more or (y) the lowest whole number that is greater than 20% of the total number of directors comprising the board of directors if the total number of directors is less than 10; and (v) if the pre-IPO owners beneficially own at least 5% (but less than 20%) of Park Parent’s outstanding common stock, the lowest whole number that is greater than 10% of the total number of directors comprising the board of directors. The above-described provisions of the Stockholders Agreement will remain in effect until Blackstone is no longer entitled to nominate a director pursuant to the Stockholders Agreement, unless Blackstone requests that they terminate at an earlier date.

Registration Rights Agreements

In connection with the Sale, we entered into a registration rights agreement with HNA that will be effective upon the closing of the Sale. The HNA registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. The registration rights agreement also will require us to pay certain expenses relating to such registrations and indemnify the registration rights holder against certain liabilities under the Securities Act. We also entered into a registration rights agreement with Blackstone with similar provisions that became effective upon the consummation of the spin-off.

Ground Leases

The following table summarizes the remaining primary term, renewal rights, purchase rights and monthly base rent as of December 31, 2016, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights	Current Monthly Minimum or Base Rent(1)	Base Rent Increases at Renewal	Lease Type
Leases of U.S. Properties (Excluding Properties Leased by Joint Ventures)
Hilton Boston Logan Airport	September 30, 2044	2 x 20 years	$375,116(2)	Yes	Triple Net
Hilton Orlando Lake Buena Vista	January 31, 2034	1 x 25 years	$24,266(3)	None	Triple Net
Hilton Seattle Airport Hotel & Conference Center	December 31, 2046	Purchase Rights(4) Renewal Rights 2 x 10 years; 1 x 5 years	$84,245(5)	At Market	Triple Net
Hilton Oakland Airport	January 19, 2034	None	$1,500 (3)	Not Applicable	Triple Net
Embassy Suites by Hilton Kansas City Plaza	January 30, 2026	Renewal Rights(6) 2 x 25 years	$15,220(3)	None	Triple Net
Portfolio of Five Hotels(7)	December 31, 2025	2 x 5 years (8)	$858,198(9)	None	Triple Net
Embassy Suites by Hilton Phoenix Airport	November 30, 2021	1 x 10 years	$5,366(3)	None	Triple Net
Embassy Suites by Hilton Austin Downtown Town Lake	February 28, 2019	2 x 10 years	$25,000(3)	None	Triple Net
Hilton Chicago O’Hare Airport (10)	December 31, 2018	None	$143,750(3)	None	Triple Net
Leases of Non-U.S. Properties
Hilton Bath City	January 10, 2141	None	$1	Not Applicable	Triple Net
Hilton Nuremberg	December 31, 2039	Purchase Rights; Renewal Rights 1 x 20 years	$30,799	Yes	Triple Net
Hilton London Islington	June 23, 2072	None	$32,752(11)	Not Applicable	Triple Net
Hilton Sheffield – gym	September 14, 2022	None	$15,378(12)	Not Applicable	Triple Net
Hilton Sheffield – hotel(13)	September 14, 2022	None	$117,899	Not Applicable	Triple Net
Leases of U.S. Properties by Joint Ventures
Hilton La Jolla Torrey Pines(14)	June 30, 2043	None	$152,449(15)	Not Applicable	Triple Net
Embassy Suites by Hilton Secaucus Meadowlands	October 31, 2021	1 x 10 years	$89,789(3)	At Market	Triple Net
Hilton San Diego Bayfront	December 31, 2071	None	$375,000(3)	Not Applicable	Triple Net

(1)	Monthly minimum or base rent is calculated annually. Such amounts were most recently calculated as of December 31, 2016.
(2)	Percentage rent is also payable until December 31, 2024. Rent adjusts to a fair market rent in 2024 and at the start of each renewal term.
(3)	Percentage rent is also payable.
(4)	Tenant has a right of first offer with respect to the property.
(5)	Through December 31, 2034, the monthly minimum rent increases 3% each year; percentage rent is also payable.
(6)	Landlord has the option to renew the lease.
(7)

Reflects the terms of a master lease agreement pursuant to which we lease the following five hotels: the Hilton Salt Lake City Center; the DoubleTree Hotel Seattle Airport; the DoubleTree by Hilton San Diego—Mission Valley; the DoubleTree by Hilton Hotel Sonoma Wine Country; and the DoubleTree by Hilton Hotel Durango.

(8)	The renewal option may be exercised for less than all 5 of the Hotels. Minimum rent is reduced if the renewal option is exercised for less than all of the 5 hotels.

(9)	Includes $32,594 of additional ground rent payable in connection with the DoubleTree Hotel Seattle Airport. Percentage rent is also payable.
(10)

The city of Chicago may assume ownership of the hotel at the end of the lease. Alternatively, if premises are to be re-leased after the end of the lease term, tenant has a right of first refusal to re-lease.

(11)	Turnover rent is also payable at 7% of gross turnover to the extent that this exceeds the Base Rent. There is also an airspace lease where rent is 50% of gross income.
(12)	The lease also calls for turnover rent payable at 6% of gross turnover to the extent that the amount exceeds the Base Rent. However, percentage rent is not currently being paid or demanded.
(13)	There is also a personal parking agreement for a fee of $82,340 per year.
(14)	The lease is held by CHH Torrey Pines Hotel Partners, LP, which is wholly owned by joint venture entity, Ashford HHC Partners III LP.
(15)	The monthly minimum or base rent next adjusts on January 1, 2018. Percentage rent is also payable.

We (or certain joint ventures in which we own an interest) are also party to certain leases for facilities related to certain hotels owned by us (or such joint ventures), including the DoubleTree by Hilton Hotel Las Vegas Airport, the Hilton Hawaiian Village Beach Resort, the Hilton Waikoloa Village, the Embassy Suites by Hilton Alexandria Old Town, the Hilton New Orleans Riverside and the New York Hilton Midtown. These leases are all triple net leases or modified triple net leases and relate to facilities related to such hotels, including leases for parking, restaurant space, dock space or other hotel-related uses.

Competition

The lodging industry is highly competitive. Our hotels compete with other hotels for guests on the basis of several factors, including the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public and meeting spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the upper upscale chain scale segments. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with Hilton brands, including Hilton’s centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and the Hilton Honors loyalty program.

Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independently managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We face competition for the acquisition of hotels from other REITs, private equity investors, institutional pension funds, sovereign wealth funds and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During the recovery phase of the lodging cycle, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Seasonality

The lodging industry is seasonal in nature, which can be expected to cause fluctuations in our hotel rooms revenues, occupancy levels, room rates, operating expenses and cash flows. The periods during which our hotels experience higher or lower levels of demand vary from property to property, depending principally upon location, type of property and competitive mix within the specific location.

Cyclicality

The lodging industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic indicators. There is a history of increases and decreases in demand for hotel rooms, in occupancy levels and in room rates realized by owners of hotels through economic cycles. Variability of results through some of the cycles in the past has been more severe due to changes in the supply of hotel rooms in given markets or in given segments of hotels. The combination of changes in economic conditions and in the supply of hotel rooms can result in significant volatility in results for owners of hotel properties. As a result, in a negative economic environment the rate of decline in earnings can be higher than the rate of decline in revenues.

Government Regulations

Our business is subject to various foreign and U.S. federal and state laws and regulations. In particular, we are subject to the Americans with Disabilities Act (“ADA”) and similar legislation in certain jurisdictions outside of the U.S. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could result in reputational harm or otherwise materially and negatively affect our performance and results of operations.

In addition, a number of states regulate the activities of hospitality properties and restaurants, including safety and health standards, as well as the sale of liquor at such properties, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. As an operator of the Select Hotels we are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

As a global owner of hotels, we also are subject to the local laws and regulations in each country in which we operate, including employment laws and practices, privacy laws and tax laws, which may provide for tax rates that exceed those of the U.S. including taxation of REIT income and which may provide that our foreign earnings are subject to withholding requirements or other restrictions, unexpected changes in regulatory requirements or monetary policy and other potentially adverse tax consequences.

In addition, our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”). The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. In addition, some of our operations may be subject to additional laws and regulations of non-U.S. jurisdictions, including the United Kingdom’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

Environmental Matters

We are subject to certain requirements and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. In addition to our hotel accommodations, we operate certain laundry facilities. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had, dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our properties, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

REIT Qualification

We are organized in conformity with, and plan to operate in a manner that will allow us to make an election to be treated as a REIT for U.S. federal income tax purposes, and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT qualified activities. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items.”

Insurance

We maintain insurance coverage for general liability, property, including business interruption, terrorism, workers’ compensation and other risks with respect to our business for all of our hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Employees

As of December 31, 2016, we had 510 employees, including 198 employees of the Select Hotels and 235 employees of our hotel laundry operations. This number does not include the hotel employees of certain of our hotels outside of the United States, which, while legally our employees, are under the direct supervision and control of Hilton, our third-party hotel manager. Hilton is generally responsible for hiring and maintaining the labor force at each of our hotels, other than the Select Hotels. Although we generally do not manage employees at our hotels (other than the Select Hotels), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between Hilton, our third-party hotel manager, and its employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Corporate Information

Our principal executive offices are located at 1600 Tysons Boulevard, Suite 1000, McLean, Virginia 22102. Our telephone number is (703) 584-7979.  Our website is located at www.pkhotelsandresorts.com. The information that is found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the SEC. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our website.

We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make our Code of Conduct, and any amendments or waivers thereto, for our directors, officers and employees available on our website on the Corporate Governance page under the Investor Relations section of our website.

This Annual Report on Form 10-K and other reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Owning our common stock involves a number of significant risks. You should consider carefully the following risk factors. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, liquidity, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or a part of the value of your ownership in our common stock. In addition, the statements in the following risk factors include forward-looking statements. See “Forward-Looking Statements.”

Risks Related to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the lodging industry, any of which could reduce our revenues, the value of our properties and our ability to make distributions and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the lodging industry, including:

•	significant competition from other lodging businesses and hospitality providers in the markets in which we operate;
•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•	increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by revenue increases in our business;
•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	the costs or desirability of complying with local practices and customs;
•	significant increases in cost for health care coverage for employees, including employees of our hotel managers, and potential government regulation with respect to health care coverage;
•	shortages of labor or labor disruptions;
•	the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	the availability and cost of capital necessary to fund investments, capital expenditures and service debt obligations;
•	delays in or cancellations of planned or future development or refurbishment projects;
•	the quality of services provided by Hilton and any other future third-party hotel managers;
•	the financial condition of Hilton and any other future third-party hotel managers and franchisors, developers and joint venture partners;

•

relationships with Hilton and any other future third-party hotel managers, developers and joint venture partners, including the risk that Hilton or any other future third-party hotel managers or franchisors may terminate our management or franchise agreements and that joint venture partners may terminate joint venture agreements;

•	cyclical over-building in the hotel industry;
•	changes in desirability of geographic regions of the hotels in our portfolio, geographic concentration in our portfolio and shortages of desirable locations for development;
•	changes in the supply and demand for hotel services (including rooms, food and beverage and other products and services); and
•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

Any of these factors could increase our costs or reduce our revenues, adversely impacting our ability to make distributions to our stockholders or otherwise affect our ability to maintain existing properties or develop new properties.

Macroeconomic and other factors beyond our control can adversely affect and reduce lodging demand.

Macroeconomic and other factors beyond our control can reduce demand for our products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•

changes in general economic conditions, including low consumer confidence, unemployment levels and depressed real estate prices resulting from the severity and duration of any downturn in the U.S. or global economy;

•	war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;
•	decreased corporate or government travel-related budgets and spending, as well as cancellations, deferrals or renegotiations of group business such as industry conventions;
•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
•

the financial and general business condition of the airline, automotive and other transportation-related industries and its effect on travel, including decreased airline capacity and routes, as well as the price of crude oil and refined products;

•

conditions that negatively shape public perception of travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu) and the Zika virus;

•	cyber-attacks;
•	climate change or availability of natural resources;
•	natural or manmade disasters, such as earthquakes, windstorms, tsunamis, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents;
•	changes in the desirability of particular locations or travel patterns of customers; and
•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for our hotels generally as a result of certain labor tactics.

Any one or more of these factors can adversely affect, and from time to time have adversely affected, individual hotels, particular regions and our business, financial condition and results of operations.

Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability as well as limit or slow our future growth.

Consumer demand for products and services provided by the lodging industry is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased global or regional demand for products and services provided by the lodging industry can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in demand for our products and services due to general economic conditions could negatively affect our business by decreasing the revenues and profitability of our properties.

New hotel room supply is also an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.

The lodging industry is subject to seasonal volatility, which is expected to contribute to fluctuations in our financial condition and results of operations.

The lodging industry is seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. This seasonality can be expected to cause periodic fluctuations in a hotel’s rooms revenues, occupancy levels, room rates and operating expenses. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

Our expenses may not decrease even if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease in tandem with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. In addition, some of our third-party ground leases require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

Additionally, certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, Hilton or other third-party hotel managers that we may engage in the future may not be able to reduce the size of hotel work forces to decrease wages and benefits. Our hotel managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

There are inherent risks with investments in real estate, including the relative illiquidity of such investments.

Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any hotel we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of the hotel. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for use in a trade or business or for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotels that otherwise would be in our best interests. Therefore, we may not be able to adjust the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Hotels that we own may have low tax bases. If we dispose of these hotels in taxable transactions, we will be required to distribute the taxable gain to our stockholders under the requirements of the Code applicable to REITs or to pay tax on that gain, either of which, in turn, would impact our cash flow. To dispose of low basis hotels efficiently, we may from time to time use like-kind exchanges, which qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes.

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains, independent and local hotel owners and operators. We compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We also compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of investment opportunities that we find suitable for our business. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan.

Our efforts to develop, redevelop or renovate our properties could be delayed or become more expensive, which could reduce revenues or impair our ability to compete effectively.

If not maintained, the condition of certain of our properties could negatively affect our ability to attract guests or result in higher operating and capital costs, if not sufficiently maintained. These factors could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

•	construction delays or cost overruns (including labor and materials);
•	obtaining zoning, occupancy and other required permits or authorizations;
•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns;
•	governmental restrictions on the size or kind of development;
•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;
•	lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects;
•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis; and
•	design defects that could increase costs.

If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

We face various risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities.

A key element of our business strategy is to invest in identifying and consummating acquisitions of additional hotels and portfolios. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels or portfolios that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of retained cash flows, borrowings and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

In addition, newly acquired, redeveloped, renovated, repositioned or re-branded hotels may fail to perform as expected and the costs necessary to bring such hotels up to brand standards may exceed our expectations, which may result in the hotels’ failures to achieve projected returns.

In particular, these activities could pose the following risks to our ongoing operations:

•	we may abandon such activities and may be unable to recover expenses already incurred in connection with exploring such opportunities;
•

acquired, redeveloped, renovated or re-branded hotels may not initially be accretive to our results, and we and the third-party hotel managers may not successfully manage newly acquired, renovated, redeveloped, repositioned or re-branded hotels to meet our expectations;

•	we may be unable to quickly, effectively and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing operations;
•

our redevelopment, repositioning, renovation or re-branding activities may not be completed on schedule, which could result in increased debt service and other costs and lower revenues, and defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect;

•	we may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks;
•	we may issue shares of stock or other equity interests in connection with such acquisitions that could dilute the interests of our existing stockholders; and
•	we may assume various contingent liabilities in connection with such transactions.

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business. The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters or threat of a terrorist attack.

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2016, hotels in New York, Washington,

D.C., San Francisco, New Orleans, Florida and Hawaii represented over 50% of our room count, with our hotels in Hawaii alone representing approximately 12% of our room count. An economic downturn, an increase in hotel supply in these markets, a force majeure event, a terrorist attack or similar disaster in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations.

In addition, certain of our hotels are located in markets that are more susceptible to natural disasters than others, which could adversely affect those hotels, the local economies, or both. For instance, our hotels in Florida may be susceptible to hurricanes, while our hotels in California may be susceptible to earthquakes.

The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the gateway cities that represent our target markets, may be particularly adversely affected due to concerns about travel safety. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties. If a substantial portion of any such properties were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

We have investments in joint venture projects, which limit our ability to manage third-party risks associated with these projects.

In certain cases, we are minority participants and do not control the decisions of the joint ventures in which we are involved. Therefore, joint venture investments may involve risks such as the possibility that a co-venturer in an investment might become bankrupt, be unable to meet its capital contribution obligations, have economic or business interests or goals that are inconsistent with our business interests or goals or take actions that are contrary to our instructions or to applicable laws and regulations. In addition, we may be unable to take action without the approval of our joint venture partners, or our joint venture partners could take actions binding on the joint venture without our consent. Consequently, actions by a co-venturer or other third-party could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may agree to guarantee indebtedness incurred by a joint venture or co-venturer or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture or other co-venturers. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-performance of a co-venturer’s obligations may cause losses to us in excess of the capital we initially may have invested or committed.

Preparing our financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our joint ventures. Any deficiencies in our joint ventures’ internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our joint ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports.

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to the joint venture partners. Additionally, in some cases our joint venture partners control distributions and may choose to leave capital in the joint venture rather than distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint venture partners could reduce our cash flow return on these investments.

We own and lease hotels outside the United States, which exposes us to risks related to doing business in international markets.

Our portfolio includes 14 hotels located outside of the United States, including joint venture interests, and this may increase over time. As a result, we are subject to the risks of doing business outside the United States, including:

•	rapid changes in governmental, economic and political policy, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
•	increases in anti-American sentiment and the identification of the licensed brands as an American brand;
•	recessionary trends or economic instability in international markets;
•	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
•	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult;
•	the presence and acceptance of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws;
•	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax-efficient manner;
•

the ability to comply with or effect of complying with complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, increases in taxes paid and other changes in applicable tax laws;

•	uncertainties as to local laws regarding, and enforcement of, contract and intellectual property rights;
•	forced nationalization of our properties by local, state or national governments;
•	the difficulties involved in managing an organization doing business in many different countries; and
•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

These factors may adversely affect the revenues from and the market value of our properties located in international markets. While these factors and the effect of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business operations.

With respect to our leased hotels, we could be materially and adversely affected if we are found to be in breach of a ground lease or are unable to renew a ground lease.

If we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel, which could adversely affect us.

We will not recognize any increase in the value of the land or improvements subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.

Unless we purchase a fee interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases and therefore we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. Furthermore, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure.

We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future, which could materially and adversely affect our revenues and profitability growth.

Our recently acquired hotels, and the hotels that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of the hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our revenues and profitability.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets such as occurred during 2008 and 2009;
•	changes in market perception of our growth potential, including downgrades by rating agencies;
•	decreases in our current and estimated future earnings;
•	decreases or fluctuations in the market price of our common stock;
•	increases in interest rates; and
•	the terms of our existing indebtedness.

Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and our financial condition and results of operations. Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•	a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;
•	adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;
•	higher costs of capital;
•	an inability to enter into derivative contracts to hedge risks associated with changes in interest rates and foreign currency exchange rates; or
•	an inability to execute on our acquisition strategy.

We are subject to risks associated with the concentration of our portfolio in the Hilton family of brands. Any deterioration in the quality or reputation of the Hilton brands, including changes to the Hilton Honors guest loyalty program, could have an adverse effect on our reputation, business, financial condition or results of operations.

All of our properties currently utilize brands owned by Hilton and participate in the Hiltons Honors guest loyalty and rewards program. As a result, our ability to attract and retain guests depends, in part, on the public recognition of the Hilton brands and their associated reputation. If the Hilton brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels.

Changes in ownership or management practices, the occurrence of accidents or injuries, force majeure events, crime, individual guest notoriety or similar events at our hotels or other properties managed, owned or leased by Hilton can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of the Hilton brands and the broad expanse of its business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations, including properties in our portfolio. In addition, the recent expansion of social media has compounded the potential scope of negative publicity. We also could face legal claims related to negative events, along with resulting adverse publicity. If the perceived quality of the Hilton brands declines, or if Hilton’s reputation is damaged, our business, financial condition or results of operations could be adversely affected.

In addition, Hiltons Honors guest loyalty program allows program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value of our hotels. In addition to the accumulation of points for future hotel stays at the Hilton family of brands, Hilton Honors arranges with third-party service providers, such as airlines and rail companies, to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. We are not the owner of the Hilton Honors loyalty program and changes to the program or our access to it could negatively impact our business. If the program deteriorates or materially changes in an adverse manner, or is taxed such that a material number of Hilton Honors members choose to no longer participate in the program, our business, financial condition or results of operations could be materially adversely affected.

Contractual and other disagreements with or involving Hilton or other future third-party hotel managers and franchisors could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements with Hilton require us and Hilton to comply with operational and performance conditions that are subject to interpretation and could result in disagreements, and we expect this will be true of any management and franchise agreements that we enter into with future third-party hotel managers or franchisors. At any given time, we may be in disputes with one or more third-party hotel managers or franchisors. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with Hilton or any other third-party. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

We are dependent on the performance of Hilton and could be materially and adversely affected if Hilton does not properly manage our hotels or otherwise act in our best interests.

In order for us to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with Hilton to operate our hotels. We could be materially and adversely affected if Hilton or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, Hilton manages, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, Hilton may make decisions regarding competing lodging facilities that are not in our best interests. Other third-party hotel managers that we engage in the future may also have similar conflicts of interest.

In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement hotel manager or that any replacement hotel manager will be successful in operating our hotels. If any of the foregoing were to occur, it could materially and adversely affect us.

Restrictive covenants in certain of our hotel management and franchise agreements contain provisions limiting or restricting the sale of our hotels, which could materially and adversely affect our profitability.

Many of our hotel management and franchise agreements with Hilton generally contain restrictive covenants that limit or restrict our ability to sell a hotel free of the management or franchise encumbrance other than to permitted transferees. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee executes a new agreement or assumes the related hotel management and franchise agreements. As a result, we may be prohibited from taking actions that would otherwise be in our and our stockholders’ best interests. In addition, as noted above, Hilton may have a conflict that results in Hilton’s declining to approve a transfer that would be in our and our stockholders’ best interests.

If we are unable to maintain good relationships with Hilton and other third-party hotel managers and franchisors that we may engage in the future, profitability could decrease and our growth potential may be adversely affected.

The success of our properties largely depends on our ability to establish and maintain good relationships with Hilton and other third-party hotel managers and franchisors that we may engage in the future. If we are unable to maintain good relationships with Hilton and such other third-party hotel managers and franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

Costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.

The terms of our franchise agreements and management agreements generally require us to meet specified operating standards and other terms and conditions and compliance with such standards may be costly. We expect that Hilton and any other future third-party franchisors will periodically inspect our hotels to ensure that we and any third-party hotel managers follow brand standards. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. If the funds required to maintain brand operating standards are significant, or if a franchise license is terminated, it could materially and adversely affect our results of operations and profitability.

If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Cyber threats and the risk of data breaches or disruptions of our hotel managers’ or our own information technology systems could materially adversely affect our business.

Hilton is dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers that we contract with in the future also will be dependent on such networks. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers.

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risks from these cyber threats are significant. We rely on Hilton, and other hotel managers that we contract with in the future, to protect proprietary and customer information from these threats. Any compromise of our hotel manager’s networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of our hotels, in increased costs and in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to Hilton’s reputation and a loss of confidence among hotel guests and result in reputational harm for our hotels, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems our hotel manager uses to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties which could be significant.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton brands and systems. If this happens, our business and profitability may be significantly affected. Internet travel intermediaries also have recently been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect the ability of Hilton to compete for direct bookings through Hilton’s own internet channels, which could have an adverse impact on occupancy at our hotels in Europe.

In addition, although internet travel intermediaries have traditionally competed to attract individual consumers or “transient” business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from Hilton’s websites and increase our cost of sales.

The loss of senior executives or key field personnel, such as general managers, could significantly harm our business.

Our ability to maintain our competitive position depends somewhat on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. Losing the services of one or more of these senior executives could adversely affect strategic relationships, including relationships with Hilton or other hotel managers or franchisors, joint venture partners and vendors, and limit our ability to execute our business strategies.

We also rely on the general managers at each of our hotels to manage daily operations and oversee the efforts of employees. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure by us, Hilton or other future third-party hotel managers to retain, train or successfully manage the general managers at our hotels could negatively affect our operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.

We have entered into management agreements with Hilton to operate each of our hotels, with the exception of the Select Hotels. Hilton is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although, with the exception of the Select Hotels, we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act, or any similar health care regulation enacted in the future, may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

Our active management and operation of the Select Hotels and the hotel laundry business may expose us to potential liabilities beyond those traditionally associated with lodging REITs.

In addition to owning hotels and engaging a hotel manager to operate our hotels, we also will manage and operate the Select Hotels and, through a TRS, manage and operate the hotel laundry business. Managing and operating the Select Hotels and the hotel laundry business will require us to employ significantly more people than a REIT that does not operate businesses of such type and scale. In addition, managing and operating both a hotel business and a hotel laundry business exposes us to potential liabilities associated with the operation of those businesses. Such potential liabilities are not typically associated with lodging REITs and include potential liabilities for environmental violations, wage and hour violations, workplace injury and other employment violations. In the event that one or more of the potential liabilities associated with managing and operating a hotel and hotel laundry business materializes, such liabilities could damage our reputation, and could adversely affect our financial position and results of operations, possibly to a material degree.

Failure to comply with laws and regulations applicable to our international operations may increase costs, reduce profits, limit growth or subject us to broader liability.

Our business operations in countries outside the U.S. are subject to a number of laws and regulations, including restrictions imposed by the FCPA, as well as trade sanctions administered by the OFAC. The FCPA is intended to prohibit bribery of foreign officials and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Although we have policies in place designed to comply with applicable sanctions, rules and regulations, it is possible that hotels we own in the countries and territories in which we operate may provide services to persons subject to sanctions. In addition, some of our operations may be subject to the laws and regulations of non-U.S. jurisdictions, including the United Kingdom’s Bribery Act 2010, which contains significant prohibitions on bribery and other corrupt business activities, and other local anti-corruption laws in the countries and territories in which we conduct operations.

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm and incarceration of employees or restrictions on our operation or ownership of hotels and other properties, including the termination of ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including Hilton, other hotel managers or franchisors, joint venture partners, and our and their respective employees and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRSHRA amended the Securities Exchange Act of 1934, as amended (“Exchange Act”) to require SEC-reporting companies to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed.

Under ITRSHRA, we will be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during a period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. We may engage in activities that would require disclosure pursuant to Section 219 of ITRSHRA. In addition, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be a controlled affiliate of The Blackstone Group L.P. (“Blackstone”), affiliates of Blackstone may also be considered our affiliates. Hilton and other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. Disclosure of such activities, even if such activities are permissible under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities could harm our reputation and brands and have a negative impact on our results of operations.

Governmental regulation may adversely affect the operation of our properties.

In many jurisdictions, the hotel industry is subject to extensive foreign or U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We and our hotel managers are also subject to licensing and regulation by foreign or U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. We and our hotel managers may be required to expend funds to meet foreign or U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties. The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

Foreign or U.S. laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned or leased real property or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers.

In addition, we are subject to the ADA and similar legislation in certain jurisdictions outside of the U.S. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993; public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely impact our business or results of operations. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. Hilton and other third-party hotel managers that we may engage in the future, whom we indemnify for legal costs resulting from management of our hotels, may also be involved in various legal proceedings relating to the management of our hotels. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or our third-party hotel managers or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving our properties, our profits could be reduced.

We operate in certain areas where the risk of natural disaster or other catastrophic losses vary, and the occasional incidence of such an event could cause substantial damage to our properties or the surrounding area. We carry insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. In addition, there are other risks that may fall outside the general coverage terms and limits of our policies.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Terrorist attacks, military conflicts and the availability of terrorism insurance may adversely affect the lodging industry.

The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. In particular, properties that are well-known or are located in concentrated business sectors in major cities where our hotels are located may be subject to the risk of terrorist attacks.

The occurrence or the possibility of terrorist attacks or military conflicts could:

•	cause damage to one or more of our properties that may not be fully covered by insurance to the value of the damages;
•	cause all or portions of affected properties to be shut down for prolonged periods, resulting in a loss of income;
•	generally reduce travel to affected areas for tourism and business or adversely affect the willingness of customers to stay in or avail themselves of the services of the affected properties;
•	expose us to a risk of monetary claims arising out of death, injury or damage to property caused by any such attacks; and
•

result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, particularly for properties in target areas, all of which could adversely affect our results.

The occurrence of a terrorist attack with respect to one of our properties could directly and materially adversely affect our results of operations. Furthermore, the loss of any of our well-known buildings could indirectly affect the value of the brands with which we are affiliated, which would in turn adversely affect our business prospects.

In addition, following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (“Program”) to provide insurance capacity for terrorist acts. The Program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. We carry insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2020, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment losses that could adversely affect our results of operations.

Our total assets include goodwill, intangible assets with finite useful lives and substantial amounts of long-lived assets, principally property and equipment, including hotel properties. We evaluate our goodwill for impairment on an annual basis or at other times during the year if events or circumstances indicate that it is more likely than not that the fair value is below the carrying value. We evaluate our intangible assets with finite useful lives and long-lived assets for impairment when circumstances indicate that the carrying amount may not be recoverable. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. If the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment losses on certain of these assets. If these impairment losses are significant, our results of operations would be adversely affected.

Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results.

Conducting business in currencies other than the U.S. dollar subjects us to fluctuations in currency exchange rates that could have a negative effect on our financial results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. As a result, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars received from foreign currency revenues. We also have exposure to currency translation risk because, generally, the results of our business outside of the U.S. are reported in local currency and then translated to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar will affect the recorded amounts of our foreign assets, liabilities, revenues and expenses and could have a negative effect on our financial results. Our exposure to foreign currency exchange rate fluctuations will grow if the relative contribution of our operations outside the U.S. increases.

To attempt to mitigate foreign currency exposure, we may enter into foreign exchange hedging agreements with financial institutions. However, these hedging agreements may not eliminate foreign currency risk entirely and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk. The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities.

Risks Related to Our Indebtedness

Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

Our outstanding debt and other contractual obligations could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to debt service payments, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, distributions to stockholders and to pursue future business opportunities;

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•

exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;
•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The debt agreements that govern our outstanding indebtedness impose, and the credit agreement that governs our new senior unsecured credit facilities imposes, significant operating and financial restrictions on us. These restrictions may limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;
•	make certain investments;
•	incur certain liens;
•	enter into transactions with affiliates;
•	merge or consolidate;
•	enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to the issuers;
•	designate restricted subsidiaries as unrestricted subsidiaries; and
•	transfer or sell assets.

In addition, the credit agreement that governs our new senior unsecured credit facilities contains certain affirmative covenants that will require us to be in compliance with certain leverage and financial ratios and the mortgage-backed loans of our subsidiaries also will require them to maintain certain debt service coverage ratios and minimum net worth requirements.

As a result of these restrictions, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness, to fund planned capital expenditures and to make distributions to our stockholders will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our ability to raise additional equity capital may be restricted because the issuance of our stock may cause the spin-off to be a taxable event for Hilton Parent under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify Hilton Parent and/or HGV Parent for that tax and certain covenants may restrict issuances of our stock during the two-year period following the spin-off. See “Spin-off Related Agreements—Tax Matters Agreement.”

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness, including secured debt, in the future. Although we expect that the agreements that will govern substantially all of our indebtedness will contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions will be subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our organizational documents contain no limitation on the amount of debt we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding three risk factors would increase.

The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

We intend to incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our senior unsecured revolving credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could impact our ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

Hedging against interest rate exposure may adversely affect us.

We intend to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as cap agreements and swap agreements. These agreements involve the risks that these arrangements may fail to protect or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability;
•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, could have a material adverse effect on us. In addition, if we fail to maintain adequate hedging arrangements, an increase in interest rates would increase our interest expense on our floating rate debt, including our anticipated senior unsecured credit facilities, reducing our cash flow available for other corporate purposes, including investments and distributions to stockholders.  The REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities.

Covenants applicable to future debt could restrict our ability to make distributions to our stockholders, and as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the market price of our common shares.

We have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount of REIT taxable income and net capital gains as specified under the Code. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us.

Risks Related to the Spin-Off

We may be responsible for U.S. federal income tax liabilities that relate to the spin-off.

Hilton Parent has received a ruling (“IRS Ruling”) from the IRS regarding certain U.S. federal income tax aspects of the spin-off. The IRS Ruling received is binding on the IRS, however, the validity of the IRS Ruling is based upon and subject to the accuracy of factual statements and representations made to the IRS by Hilton Parent. As a result of the IRS’s general ruling policy with respect to transactions under Section 355 of the Code, the IRS Ruling is limited to specified aspects of the spin-off under Section 355 of the Code and will not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Hilton Parent’s common stock and to Hilton Parent have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevailed at the time of the spin-off, the IRS Ruling could be invalidated. Additionally, recently enacted legislation denies tax-free treatment to a spin-off if only one of either the distributing corporation or the spun-off corporation is a REIT and prevents a distributing corporation or a spun-off corporation from electing REIT status for a 10-year period following a tax-free spin-off. Moreover, recently promulgated U.S. Treasury regulations would require the recognition of taxable gain in connection with the spin-off of an entity that is a REIT or elects REIT status. Under effective date provisions, the legislation and regulations do not apply to distributions described in a ruling request initially submitted to the IRS before December 7, 2015. Because the initial request for the IRS Ruling was submitted before that date and because we believe the distribution will be considered to have been described in that initial request, we believe the legislation and regulations do not apply to the spin-off. However, no ruling was obtained on the effective date provisions and thus no assurance can be given in that regard. In particular, the IRS or a court could disagree with our view regarding the effective date provisions based on any differences that exist between the description in the ruling request and the actual facts relating to the spin-off. If the effective date provisions did not apply to the spin-off, either the spin-off would not qualify for tax-free treatment or we would not be eligible to elect REIT status for a 10-year period following the spin-off.

In addition, the spin-off was conditioned on the receipt of an opinion of legal counsel to the effect that the distributions of Park Parent (and HGV Parent) common stock will qualify as tax-free distributions under Section 355 of the Code. An opinion of legal counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion was based on certain factual statements and representations, which, if incomplete or untrue in any material respect, could alter legal counsel’s conclusions.

Neither we nor Hilton Parent are aware of any facts or circumstances that would cause any such factual statements or representations to the IRS Ruling or spin-off tax counsel to be incomplete or untrue or cause the facts on which the IRS Ruling and legal opinion are based to be materially different from the facts at the time of the spin-off.

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations to the IRS or to spin-off tax counsel are incomplete or untrue, because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the spin-off or because one or more sales of our common stock, Hilton Parent common stock or HGV Parent common stock by our respective stockholders, including Blackstone, after the spin-off cause the spin-off not to qualify as a tax-free transaction, Hilton Parent may recognize a substantial gain for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including the Company) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of HGV Parent common stock and/or the distribution of Park Parent common stock do not qualify as tax-free under Section 355 of the Code, Hilton Parent stockholders will be treated as having received a taxable dividend to the extent of Hilton Parent’s current and accumulated earnings and profits and then would have a tax-free basis recovery up to the amount of their tax basis in their shares and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution will be taxable to us, Hilton Parent and HGV Parent (but not to Hilton Parent stockholders) pursuant to Section 355(e) of the Code if there are one or more acquisitions (including issuances) of our stock, the stock of HGV Parent or the stock of Hilton Parent, representing 50% or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. Any acquisition of our common stock within two years before or after the distribution (with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) generally will be presumed to be part of such a plan; however, that presumption is rebuttable. The resulting tax liability would be substantial, and under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us and our subsidiaries) would be jointly and severally liable for the resulting U.S. federal income tax liability.

Pursuant to the Tax Matters Agreement, we agreed, subject to certain exceptions, not to enter into certain transactions that could cause any portion of the spin-off to be taxable to Hilton Parent, including under Section 355(e) of the Code. Pursuant to the Tax Matters Agreement, we also agreed to indemnify Hilton Parent and HGV Parent for any tax liabilities resulting from such transactions or other actions we take, or fail to take, and Hilton Parent and HGV Parent agreed to indemnify us for any tax liabilities resulting from transactions entered into by Hilton Parent or HGV Parent. These obligations may discourage, delay or prevent a change of control of our company. For additional detail, see “Spin-off Related Agreements—Tax Matters Agreement.”

The spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Hilton Parent did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Hilton Parent insolvent or with unreasonably small capital or that Hilton Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to Hilton Parent or providing Hilton Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by Hilton Parent and the fair market value of our company at the time of the spin-off.

In addition, the E&P Dividend could similarly be challenged as a fraudulent conveyance or transfer. If a court were to find that the E&P Dividend was a fraudulent transfer or conveyance, a court could void the E&P Dividend, require stockholders to return to us some or all of the E&P Dividend or require stockholders to pay as money damages an equivalent of the value of the E&P Dividend. Moreover, stockholders could be required to return any dividends previously paid by us.

The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Hilton Parent were solvent at the time of or after giving effect to the spin-off, including the distribution of our common stock, or that Park Parent was solvent at the time of or after giving effect to the E&P Dividend.

We could be required to assume responsibility for obligations allocated to Hilton Parent or HGV Parent under the Distribution Agreement.

Under the Distribution Agreement and related ancillary agreements, from and after the spin-offs, each of Hilton Parent, Park Parent and HGV Parent will be generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Hilton Parent or Hilton Grand Vacations (for example, tax and/or environmental liabilities), particularly if Hilton Parent or HGV Parent were to refuse or were unable to pay or perform the allocated obligations. See “Spin-off Related Agreements—Distribution Agreement.”

In addition, losses in respect of certain shared contingent liabilities, which generally are not specifically attributable to our business, Hilton Grand Vacations business or the retained business of Hilton, were determined on the date on which the Distribution Agreement was entered into. The percentage of shared contingent liabilities for which we are responsible was fixed in a manner that is intended to approximate our estimated enterprise value on the distribution date relative to the estimated enterprise values of Hilton Grand Vacations and Hilton. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such shared contingent liabilities, including the prosecution of any claim and the conduct of any defense. See “Spin-off Related Agreements—Distribution Agreement.”

Hilton may fail to perform under various transaction agreements that we have executed as part of the spin-offs.

In connection with the spin-offs, we, Hilton Parent and HGV Parent entered into the Distribution Agreement and various other agreements, including the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Management Agreements. Certain of these agreements provide for the performance of services by each company for the benefit of the other following the spin-offs. We are relying on each of Hilton and Hilton Grand Vacations to satisfy its performance and payment obligations under these agreements. In addition, it is possible that a court would disregard the allocation agreed to between us, Hilton and Hilton Grand Vacations and require that we assume responsibility for certain obligations allocated to Hilton and to Hilton Grand Vacations, particularly if Hilton or Hilton Grand Vacations were to refuse or were unable to pay or perform such obligations. The impact of any of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.

In connection with the spin-offs, Hilton and Hilton Grand Vacations indemnified us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of the liabilities assumed by Hilton and Hilton Grand Vacations, and Hilton and Hilton Grand Vacations may be unable to satisfy their indemnification obligations to us in the future.

In connection with the spin-offs, each of Hilton and Hilton Grand Vacations indemnified us with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Hilton and Hilton Grand Vacations will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and Hilton Grand Vacations have agreed to assume. Even if we ultimately succeed in recovering from Hilton or Hilton Grand Vacations any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

We do not have an operating history as an independent company and our historical financial information does not predict our future results.

The historical financial information we have included in this Annual Report on Form 10-K has been derived from the consolidated financial statements of Hilton Parent and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. Hilton Parent did not account for us, and we were not operated, as a single stand-alone entity for the periods presented. The costs and expenses reflected in our historical financial statements include an allocation for certain corporate functions historically provided by Hilton Parent. These allocations were based on what we and Hilton Parent considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future. Our pro forma adjustments reflect changes that may occur in our funding and operations as a result of the separation. However, there can be no assurances that these adjustments will reflect our costs as a publicly traded, stand-alone company. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Historical Combined Consolidated Financial Data,” and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

We may incur greater costs as an independent company than we did when we were part of Hilton.

As part of Hilton, we were able to take advantage of its size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. We also relied on Hilton to provide various corporate functions. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the distribution. We may also incur costs for functions previously performed by Hilton that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

Our ability to meet our capital needs may be harmed by the loss of financial support from Hilton.

The loss of financial support from Hilton could harm our ability to meet our capital needs. Hilton previously provided certain capital that was needed in excess of the amounts generated by our operating activities and historically has provided financing to us at rates that we believe are not representative of the cost of financing that we may incur as a stand-alone company. We currently expect to obtain any funds needed in excess of the amounts generated by our operating activities through the capital markets or bank financing, and not from Hilton. However, given the smaller relative size of our company, as compared to Hilton after the spin-off, we may incur higher debt servicing and other costs relating to new indebtedness than we would have otherwise incurred as a part of Hilton. As a stand-alone company, the cost of our financing also will depend on other factors such as our performance and financial market conditions generally. Further, we cannot guarantee you that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. We cannot assure you that our ability to meet our capital needs, including servicing our own debt, will not be harmed by the loss of financial support from Hilton.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.

We and Hilton believe that the tax-free spin-off will enhance our long-term value. However, by separating from Hilton, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Hilton. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject, and failure to achieve and maintain effective internal controls could have a material adverse effect on our business and the price of our common stock.

Our financial results previously were included within the consolidated results of Hilton Parent, and we believe that our financial reporting and internal controls were appropriate for a subsidiary of a public company. However, we were not directly subject to the reporting and other requirements of the Exchange Act. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2017, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

If, during periods we are required to assess the effectiveness of our internal controls, we are unable to conclude that we have effective internal controls over financial reporting or our independent public accounting firm is unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, we may be unable to report our financial information on a timely basis, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions, which would require additional financial and management resources. This could have a material adverse effect on our business and lead to a decline in the price of our common stock.

We are dependent on Hilton Parent to provide certain services pursuant to the Transition Services Agreement.

Currently, we rely on Hilton Parent to provide certain corporate and administrative services such as certain information technology, financial and human resource services. We expect to develop the capability to provide all such services internally; however, to the extent that we are unable to develop such capabilities, we will rely on Hilton Parent to continue to provide certain services for a period of time pursuant to a Transition Services Agreement that we entered in connection with the spin-off. If Hilton Parent is unable or unwilling to provide such services pursuant to the Transition Services Agreement, or if the agreement is terminated prior to the end of its term, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements related to the spin-off.

The agreements related to the spin-off, including the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreements and any other agreements, were negotiated in the context of our separation from Hilton while we were still part of Hilton. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. The terms of the agreements negotiated in the context of our separation are related to, among other things, allocations of assets and liabilities, rights and indemnification and other obligations among Hilton Parent, HGV Parent and us. To the extent that certain terms of those agreements provide for rights and obligations that could have been procured from third parties, we may have received better terms from third parties because third parties may have competed with each other to win our business. See “Spin-off Related Agreements.”

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify and maintain our qualification as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We are currently structured and operate consistent with the requirements to be a REIT and we expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a C corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at normal corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our value and financial condition;
•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay income taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and service our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, conducts significant business operations through one or more taxable REIT subsidiaries (each a “TRS”). Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes.

We may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, built-in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S. income, state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. In addition, our domestic TRSs are subject to normal corporate federal, state and local taxation. Any of these taxes would decrease cash available for distributions to stockholders. Finally, we have substantial operations and assets outside the U.S. that are subject to tax in those countries.  Any of these taxes would decrease cash available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

We have no operating history as a REIT, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

We have no operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. As a result, we will incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical combined consolidated financial statements may not be indicative of our future costs and performance as a REIT.

Complying with REIT requirements may cause us to forego and/or liquidate otherwise attractive opportunities and limit our expansion opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets. No more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS. In addition, not more than 25% of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which such discrepancy arises or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, raise additional equity capital, sell a portion of our assets at disadvantageous prices or find another alternative to make distributions to stockholders. These options could increase our costs or reduce our equity.

The ownership of our TRSs (including our TRS lessees) increases our overall tax liability.

Our domestic TRSs are subject to U.S. federal, state and local income tax on their taxable income, which in the case of our TRS lessees, consists of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income is fully subject to income tax. Our TRSs operating outside of the U.S. are subject to tax in those countries. The after-tax net income of our TRSs, including our TRS lessees is available for distribution to us.

Our ownership of our TRSs, and any other TRSs we form, will be subject to limitations, and our transactions with our TRSs, and any other TRSs we form, may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If Hilton or any other future third-party hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are operated by an “eligible independent contractor” and certain other requirements are satisfied. Substantially all of our hotels are leased to our TRS lessees which have engaged third-party hotel managers (including Hilton, which manages nearly all of our hotels) that we believe qualify as “eligible independent contractors.” Among other requirements, to qualify as an eligible independent contractor (i) the hotel manager cannot own, actually or constructively, more than 35% of our outstanding shares, and (ii) one or more actual or constructive owners of more than 35% of the hotel manager cannot own 35% or more of our outstanding shares (determined by taking into account the shares held by persons owning, actually or constructively, more than 5% of our outstanding shares because our shares are regularly traded on an established securities market and, if the stock of the hotel manager is regularly traded on an established securities market, determined by taking into account only shares held by persons owning, actually or constructively, more than 5% of the publicly traded stock of the hotel manager). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded, in particular, with respect to Hilton.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. As of the date hereof, we believe Hilton operates qualified lodging facilities for certain persons who are not related to us or our TRSs. However, no assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other hotel managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide no or only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Our amended and restated certificate of incorporation does not permit any person to own more than 4.9% of our outstanding common stock or more than 4.9% of any outstanding class or series of our preferred stock, and attempts to acquire our common stock or any class or series of our preferred stock in excess of these 4.9% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year.

In addition, for the rental income we receive on the hotels leased to our TRS lessees and operated by Hilton (or another hotel manager) to be qualifying REIT income, Hilton (or the other hotel manager) must qualify as an “eligible independent contractor.” For Hilton (or another hotel manager) to qualify as an “eligible independent contractor,” (i) Hilton (or another hotel manager) cannot own more than 35% of our stock and (ii) there cannot be 35% or more overlapping ownership between our stock and Hilton Parent stock (or the other hotel manager’s stock), counting, for this purpose, only persons owning more than 5% of our outstanding stock and more than 5% of the outstanding Hilton Parent stock (or other hotel manager’s stock), provided our stock and Hilton Parent stock (or other hotel manager’s stock) is regularly traded on an established securities market.

For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our amended and restated certificate of incorporation prohibits beneficial or constructive ownership by any person of more than 4.9%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 4.9%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code are complex and may cause shares of the outstanding common stock or preferred stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 4.9% of our outstanding common stock or any class or series of our preferred stock by a person could cause a person to own constructively in excess of 4.9% of our outstanding common stock or any class or series of our preferred stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the amended and restated certificate of incorporation, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the amended and restated certificate of incorporation to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

Our board of directors has granted exemptions from the ownership limit to certain entities affiliated with Blackstone and to HNA. In connection with granting an exemption from the ownership limit to HNA, we agreed that, if the transfer to the charitable trust is attributable to our common stock being aggregated with the members of the HNA group as a result of the ownership, directly or indirectly, by a person or entity that is not a member of the HNA group, the shares of our common stock to be transferred to the charitable trust will come first from all such persons or entities, and only then from a member of the HNA group.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to grant further exemptions in the future.

Our amended and restated certificate of incorporation prohibits any person from owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity,” and as a result of HNA’s ownership of 25% of our common stock, other foreign persons collectively will be prohibited from owning more than 24.9% of our common stock.

Our amended and restated certificate of incorporation prohibits any person from beneficially owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code (a “Domestically Controlled REIT”). A

Domestically Controlled REIT is a REIT in which less than 50% in value of the stock is held directly or indirectly by foreign persons. HNA is a foreign person that, upon closing of the Sale, will own approximately 25% of our outstanding common stock. As a result, other foreign persons collectively will be prohibited from owning more than 24.9% of our common stock. This restriction may have the effect of precluding certain transfers of our stock to a third party, even if such transfer would be in the best interests of our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or manage the risk of certain currency fluctuations (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the two gross income tests that we must satisfy in order to maintain our qualification as a REIT. Exclusion from the gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or it could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. We urge you to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation. As a result, our amended and restated certificate of incorporation provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our amended and restated certificate of incorporation provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Even if we qualify to be subject to tax as a REIT, we could be subject to tax on any realized net built-in gains in our assets held before electing to be treated as a REIT.

We own appreciating assets that were held by Hilton Parent, a C corporation, and were acquired by us in the spin-off from Hilton Parent in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of Hilton Parent. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election, we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time that we acquired them  (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we qualify and maintain our status as a REIT. The amount of tax could be significant. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our REIT distribution requirement. Any tax on the recognized built-in gain will reduce our REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

There are uncertainties relating to the E&P Dividend.

Hilton Parent allocated its accumulated earnings and profits (as determined for U.S. federal income tax purposes) for periods prior to the spin-off between Hilton Parent, HGV Parent and us in a manner that, in its best judgment, was in accordance with the provisions of the Code. To comply with certain REIT qualification requirements, we declared a dividend to our stockholders to distribute our accumulated earnings and profits attributable to non-REIT years, including the earnings and profits allocated to us in connection with the spin-off. The calculation of the amount of earnings and profits was a complex factual and legal determination. We believe that our E&P Dividend satisfies the requirements relating to the distribution of our pre-REIT accumulated earnings and profits. No assurance can be given, however, that the IRS will agree with our or Hilton Parent’s calculation or allocation of earnings and profits to us. If the IRS is successful in asserting that we have additional amounts of pre-REIT earnings and profits, there are procedures generally available to cure any failure to distribute all of our pre-REIT earnings and profits, but there can be no assurance that we will be able to successfully implement such procedures.

We declared the E&P Dividend and it will be paid in a combination of common stock and cash. Our stockholders may sell shares of our common stock to pay tax on such dividend, placing downward pressure on the market price of our common stock.

We declared the E&P Dividend that will be fully taxable to our stockholders. The E&P Dividend will be paid in a combination of cash and common stock. Each stockholder was permitted to elect to receive the stockholder’s entire entitlement under the E&P Dividend in either cash or common stock, subject to the limitation on the amount of cash to be distributed in the aggregate to all of our stockholders (“Cash Limitation”). The Cash Limitation will in no event be more than 20% of the E&P Dividend declaration (without regard to any cash that may be paid in lieu of fractional shares). For our stockholders who elect to receive an amount of cash in excess of the Cash Limitation, each such electing stockholder shall receive a pro rata amount of cash corresponding to the stockholder’s respective entitlement under the E&P Dividend declaration. Our stockholders will be required to report as qualified dividend income the entire E&P Dividend even though we distributed no cash or only nominal amounts of cash to such stockholder.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

Blackstone and its affiliates beneficially owned approximately 40% of our common stock as of December 31, 2016. Pursuant to the previously discussed Sale, HNA has agreed to acquire from Blackstone 25% of Hilton Parent’s outstanding common stock, including the shares of Park Parent common stock distributed in the spin-off related to those Hilton Parent shares.  Moreover, under our bylaws and the stockholders’ agreement with Blackstone, for so long as Blackstone retains specified levels of ownership of us, we have agreed to nominate to our board individuals designated by Blackstone. If and when the Sale closes, HNA will also have specified board designation rights. Thus, for so long as Blackstone and HNA continue to own specified percentages of our stock, each will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, each of Blackstone and HNA will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

Each of Blackstone and HNA and their respective affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, each of Blackstone and HNA and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, all of the hotels that we own or lease as of the date of this Annual Report on Form 10-K utilize brands licensed from Hilton, and each of these hotels, other than the Select Hotels, will be operated by Hilton under management agreements with Hilton. Blackstone and its affiliates own, and upon consummation of the Sale, HNA will own, a significant portion of the outstanding stock of Hilton Parent and have significant influence with respect to the management, business plans and policies of Hilton Parent. In addition, Blackstone and its affiliates own interests in Extended Stay America, Inc., La Quinta Holdings Inc. and Hilton Grand Vacations, and Blackstone, HNA and their respective affiliates own certain other investments in the hotel industry and may pursue ventures that compete directly or indirectly with us. HNA acquired Carlson Hotels in December 2016 and has an interest in NH Hotel Group. In addition, affiliates of Blackstone or HNA may directly and indirectly own interests in other third-party hotel management companies and franchisors with whom we may engage in the future, may compete with us for investment opportunities and may enter into other transactions with us, including hotel development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that none of Blackstone, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Upon consummation of the Sale, we will amend and restate our charter to include a similar provision with respect to HNA. Blackstone or HNA also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Blackstone or HNA may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their respective investments, even though such transactions might involve risks to you.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our amended and restated certificate of incorporation also provides that our board of directors may revoke or otherwise terminate our REIT election without approval of our stockholders, if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our amended and restated certificate of incorporation and bylaws contains provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

the restrictions on ownership and transfer of our stock discussed under the caption “Description of Capital Stock—Restrictions on Ownership and Transfer” prevent any person from acquiring more than 4.9% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 4.9% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock without the approval of our board of directors;

•

although we do not have a stockholder rights plan, and would either submit any such plan to stockholders for ratification or cause such plan to expire within a year, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•

these provisions prohibit stockholder action by written consent from and after the date on which Blackstone and its affiliates cease to beneficially own at least 40 percent of the total voting power of all then outstanding shares of our capital stock unless such action is recommended by all directors then in office;

•

these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 80 percent or more of all the outstanding shares of our capital stock entitled to vote; and

•	these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

The market price and trading volume of our common stock may fluctuate widely.

The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	a shift in our investor base;
•	our quarterly or annual earnings, or those of comparable companies;
•	actual or anticipated fluctuations in our operating results;
•	our ability to obtain financing as needed;

•	changes in laws and regulations affecting our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant investments, acquisitions or dispositions;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating performance and stock price of comparable companies;
•	overall market fluctuations;
•	a decline in the real estate markets; and
•	general economic conditions and other external factors.

Moreover, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.

Future issuances of common stock by us, and the availability for resale of shares held by Blackstone and its affiliates, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, Blackstone has pledged substantially all of the shares of our common stock held by it pursuant to a margin loan agreement and any foreclosure upon those shares could result in sales of a substantial number of shares of our common stock in the public market, which could substantially decrease the market price of our common stock.

Pursuant to a registration rights agreement that we entered into in connection with the spin-off as described under “Spin-off Related Agreements—Registration Rights Agreements,” we granted Blackstone “demand” registrations and customary “piggyback” registration rights. In addition, in connection with the Sale, Park Parent entered into a registration rights agreement with HNA that will be effective upon the closing of the Sale. The HNA registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. See “Spin-off Related Agreements—Registration Rights Agreements” for additional information. In addition, none of the shares outstanding upon consummation of the spin-off, including those held by Blackstone and its affiliates, will be “restricted securities” within the meaning of Rule 144 under the Securities Act, and will be freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Accordingly, the market price of our stock could decline if Blackstone or its affiliates exercise their registration rights, sell their shares in the open market or otherwise or are perceived by the market as intending to sell them.

In connection with the spin-off, we adopted an Omnibus Incentive Plan, under which an aggregate of 8,000,000 shares of common stock are available for future issuance. Equity-based awards that were outstanding under the Hilton Parent Incentive Plan on the distribution date and held by employees of Park Hotels & Resorts were converted into awards that will be exercisable for or settleable in shares of Park Parent common stock, and the number of shares available for future issuance under the Omnibus Incentive Plan includes approximately 540,000 shares of Park Parent common stock which were issued under such converted awards. The number of shares subject to such converted awards were calculated based on adjustments to Hilton Parent equity-based awards using a conversion ratio of approximately 1:1 and assumed a majority of the performance-vesting awards vest at target performance levels. The actual number of shares of Park Parent common stock subject to converted awards may differ from the amounts presented herein. In addition, in connection with the spin-off, we adopted a Non-Employee Director Stock Plan, under which an aggregate of 450,000 shares of Park Parent common stock are available for future issuance. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Omnibus Incentive Plan and Non-Employee Director Stock Plan. Accordingly, shares registered under such registration statements are available for sale in the open market.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

We intend to elect and to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our amended and restated certificate of incorporation allows us to issue preferred stock that could have a preference over our common stock as to distributions. See “Distribution Policy.” All distributions will be made at the sole discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the stockholder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the stockholder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a stockholder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The stock ownership limits imposed by the Code for REITs and our amended and restated certificate of incorporation restrict stock transfers and/or business combination opportunities.

In order for us to qualify and maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 4.9%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock, or more than 4.9%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock.

Our board may, in its sole discretion, grant an exemption to the ownership limits, subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our board of directors may change the share ownership limits. Our amended and restated certificate of incorporation also prohibits any person from: (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our stock if that would result in us being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT; (2) beneficially or constructively owning shares of our stock that would cause any person, including Hilton Parent, to fail to qualify as our eligible independent contractor; (3) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons; and (4) beneficially owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. The stock ownership limits contained in our amended and restated certificate of incorporation key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The stock ownership limits also might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our authorized but unissued shares of common stock and shares of preferred stock may prevent a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our amended and restated certificate of incorporation authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our amended and restated certificate of incorporation to increase the aggregate number of our shares of common stock or the number of shares of any class or series of preferred stock that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified stock. As a result, our board of directors may establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Pointe Hilton Squaw Peak Resort	FS	100%	563
Embassy Suites Phoenix – Airport at 24th Street	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,919
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 Hotel San Francisco	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Fess Parker’s DoubleTree Resort Santa Barbara	FS	50%	360
Hilton Oakland Airport	GL	100%	360
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Embassy Suites San Rafael – Marin County	FS	100%	235
Juniper Cupertino	FS	100%	224
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV	25%	550
Embassy Suites Washington, D.C.	FS	100%	197
Florida
Hilton Orlando – Orange County Convention Ctr.	JV	20%	1,417
Hilton Orlando Bonnet Creek	FS	100%	1,001
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Bonnet Creek Orlando	FS	100%	498
Waldorf Astoria Casa Marina Resort Key West	FS(2)	100%	311
Waldorf Astoria Reach Resort Key West	FS(2)	100%	150
Georgia
Hilton Atlanta Airport	FS	100%	507
Embassy Suites Atlanta – Perimeter Center	FS	100%	241
Hawaii
Hilton Hawaiian Village Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	1,243	(3)
Illinois
Hilton Chicago	FS	100%	1,544
Hilton Chicago O’Hare Airport	GL	100%	860
Hilton Suites Chicago/Oak Brook	FS	100%	211

Location	Type(1)	Ownership Percentage	Rooms
Hilton Garden Inn Chicago/Oak Brook	FS	100%	128
Kansas
Embassy Suites Kansas City – Overland Park	FS	100%	199
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Hilton New Orleans Airport	FS	100%	317
Massachusetts
Hilton Boston Logan Airport	GL	100%	599
Missouri
Embassy Suites Kansas City – Plaza	GL	100%	266
Nevada
DoubleTree Las Vegas Airport	JV(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	304
Embassy Suites Parsippany	FS	100%	274
Embassy Suites Secaucus – Meadowlands	JV, GL	50%	261
New York
Hilton New York Midtown	FS(2)	100%	1,929	(4)
Puerto Rico
Caribe Hilton	FS(2)	100%	747
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	130
Texas
Embassy Suites Austin – Downtown/Town Lake	GL	100%	259
Utah
Hilton Salt Lake City	GL	100%	499
Virginia
DoubleTree Hotel Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria – Old Town	JV(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Spokane – City Center	FS	10%	375
Brazil
Hilton São Paulo Morumbi	FS	100%	503
Germany
Hilton Berlin	JV	40%	601
Hilton Nuremberg	GL	100%	152
Ireland
Conrad Dublin	JV	48%	192
Netherlands
Hilton Rotterdam	FS	100%	254
South Africa
Hilton Durban	FS	100%	327
United Kingdom
Hilton Blackpool	FS	100%	278
Hilton Belfast	FS	100%	198
Hilton London Islington	GL	100%	188
Hilton Edinburgh Grosvenor	FS(2)	100%	184

Location	Type(1)	Ownership Percentage	Rooms
Hilton Coylumbridge	FS	100%	175
Hilton Bath City	GL	100%	173
Hilton Milton Keynes	FS	100%	138
Hilton Sheffield	GL	100%	128
Total			35,425

(1)	“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)	Certain portions of land or facilities are subject to lease. See “—Ground Leases.”
(3)

Includes approximately 600 rooms transferred to Hilton Grand Vacations in October 2016, that we reserved exclusive rights to occupy and operate through May 2017 and December 2019; refer to Note 13 “Related Parties” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)

Includes approximately 25 transferred to Hilton Grand Vacations in October 2016, that we reserved exclusive rights to occupy and operate through September 2017; refer to Note 13 “Related Parties” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

 Item 3. Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims and consumer protection claims. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which include commercial matters, we recognize a liability when we believe the loss is probable and can be reasonably estimated. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

This information has been omitted as our common stock did not begin trading on an exchange on a stand-alone basis until January 4, 2017.

Shareholder Information

At February 16, 2017, we had 30 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

In order to comply with certain requirements related to our qualification as a REIT, subject to certain exceptions, our amended and restated certificate of incorporation provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 4.9% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 4.9% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock.

Distribution Information

In order to qualify and maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. To satisfy the requirements to qualify as a REIT and to avoid paying tax on our income, we intend to make quarterly distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. We have not yet made any regular quarterly distributions to stockholders. In January 2017, we declared a special dividend of $2.79 per share (“E&P Dividend”), or approximately $551 million in cash and shares of our common stock, for which no more than 20% will be paid in cash, to be paid on or as soon as practicable after March 9, 2017 to stockholders of record as of January 19, 2017. The E&P Dividend represents our estimated share of C corporation earnings and profits attributable to the period prior to January 4, 2017, in which we are required to pay our stockholders in connection with our election to be taxed as a REIT.

Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (1) the amount required to be distributed to qualify and maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (2) the amount of cash generated from our operating activities, (3) our expectations of future cash flows, (4) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (5) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (6) our ability to continue to access additional sources of capital, (7) any limitations on our distributions contained in our debt agreements, including, without limitation, in our anticipated senior unsecured credit facilities, and (8) the sufficiency of legally available assets.

Share Performance Graph

This information has been omitted as our common stock did not begin trading on an exchange on a stand-alone basis until January 4, 2017.

Unregistered Sales of Equity Securities

We did not sell any securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

We did not purchase any equity securities during the fiscal year ended December 31, 2016.

Item 6. Selected Financial Data.

The selected financial data for the years ended December 31, 2016, 2015 and 2014 and the selected historical combined consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated statement of operations data for the years ended December 31, 2013 and 2012 and the selected historical combined consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our unaudited combined consolidated financial statements which are not included in this Annual Report on Form 10-K.

This selected financial data is not necessarily indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we been operating as an independent, publicly traded company during the periods presented. For example, our historical combined consolidated financial statements include allocations of certain expenses from Hilton, including expenses for costs related to functions such as information technology support, systems maintenance, financial services, human resources and other shared services. These costs may not be representative of the future costs we will incur, either positively or negatively, as an independent, public company. Our historical combined consolidated financial statements also include allocations of debt and related amounts as of December 31, 2012 and for the years ended December 31, 2013 and 2012 related to debt entered into by Hilton, which was secured by our assets.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements as of December 31, 2016 and 2015 and for the three years ended December 31, 2016, 2015 and 2014, and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Statement of Operations Data:
Revenues
Rooms	$1,795	$1,783	$1,679	$1,556	$1,467
Food and beverage	719	691	644	607	577
Other	213	214	190	170	146
Total revenues	2,727	2,688	2,513	2,333	2,190

Expenses
Rooms	466	456	457	422	406
Food and beverage	503	487	454	437	432
Other departmental and support	668	650	592	556	554
Other property-level	181	180	178	178	174
Management fees	91	89	77	61	56
Impairment loss	15	—	—	—	23
Depreciation and amortization	300	287	248	246	228
Corporate and other	85	96	67	103	64
Total expenses	2,309	2,245	2,073	2,003	1,937

Operating income	419	586	440	330	253
Net income attributable to Parent	133	292	176	144	56

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Selected Balance Sheet Data:
Total assets	$9,834	$9,787	$9,714	$9,792	$9,815
Debt	3,012	4,057	4,246	4,174	4,762
Total equity	3,823	2,797	2,593	2,868	2,331

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying combined consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We have a diverse global portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We hold investments in entities that have ownership or leasehold interests in 67 properties, consisting of premium-branded hotels and resorts with over 35,000 rooms, of which over 85% are luxury and upper upscale and nearly 90% are located in the U.S. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and London; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and a number of properties adjacent to major gateway airports, such as Los Angeles International, Chicago O’Hare, Boston Logan and Miami Airport, and select suburban locations.

Our objective is to be the preeminent lodging REIT and to generate premium long-term total returns for our stockholders through proactive and sophisticated asset management, value-enhancing investment and disciplined capital allocation.  As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives within our portfolio represents a significant embedded growth opportunity. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispositions to further enhance the value and diversification of our assets throughout the lodging cycle, including potentially taking advantage of the economies of scale that could come from consolidation in the lodging REIT industry.

We operate our business through one operating segment, our ownership segment, which includes all of our hotel properties, including nine hotels owned by unconsolidated entities. Our segment revenues, also referred to as Total Hotel Revenue, includes rooms, food and beverage and other revenue, excluding revenue from our laundry business, from both our comparable and non-comparable consolidated hotels.

Spin-Off from Hilton Worldwide Holdings Inc.

On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that resulted in the establishment of Park Hotels & Resorts Inc. as an independent, publicly traded company.

In connection with the spin-off, we entered into agreements, including long-term hotel management and franchise agreements, with our hotel managers that have either not existed historically, or that are on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. Our historical combined consolidated financial statements do not reflect the effect of these new or revised agreements and our historical expenses, including corporate and other expense and management fee expense, may not be reflective of our combined consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods discussed in our “Results of Operations” section.

We intend to make an election to be taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We are currently structured and operate consistent with the requirements to be a REIT and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, except as it relates to our U.S. taxable REIT subsidiaries, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

We expect to make distributions to our stockholders in amounts that equal or exceed the requirements to qualify and maintain our qualification as a REIT. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs (to avoid corporate level taxation), it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Basis of Presentation

The discussion below relates to the financial position and results of operations of a combination of entities under common control that have been “carved out” of Hilton’s consolidated financial statements and reflect significant assumptions and allocations. The historical combined consolidated financial statements reflect our historical financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The historical combined consolidated financial statements includes the financial position and results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club in each of the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these properties were not reflected in our combined consolidated financial statements from and after such distribution. These properties were not material to our financial position or results of operations in any of the periods reflected in the historical combined consolidated financial statements included in this Annual Report on Form 10-K. Refer to Note 13: “Related Parties” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Principal Components of and Factors Affecting Our Results of Operations

Revenues

Revenues from our properties are primarily derived from two categories of customers: transient and group, which account for approximately two thirds and one third, respectively, of our rooms revenue. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities, catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who also are occupying rooms at our properties. As a result, occupancy affects all components of revenues from our properties.

Principal Components

Rooms. Represents the sale of room rentals at our properties and accounts for a substantial majority of our total revenue.

Food and beverage. Represents revenue from group functions, which may include both banquet revenue and audio and visual revenue, as well as revenue from outlets such as restaurants and lounges at our properties.

Other. Represents ancillary revenue for guest services provided at our properties, including parking, telecommunications, golf course and spa. Also includes tenant leases and other rental revenue, as well as revenue from our laundry business.

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our properties. Further, competition for guests and the supply of services at our properties affect our ability to sustain or increase rates charged to customers at our properties. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility. In addition, leisure travelers make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels and resorts affects the ability of existing hotels and resorts to sustain or grow RevPAR, and thus profits. New development is determined largely by construction costs, the availability of financing and expected performance of existing hotels and resorts.

Expenses

Principal Components

Rooms. These costs include housekeeping, reservation systems, room supplies, laundry services at our properties and front desk costs.

Food and beverage. These costs primarily include food, beverage and the associated labor and will correlate closely with food and beverage revenues.

Other departmental and support. These costs include labor and other costs associated with other ancillary revenue, such as parking, telecommunications, golf course and spa, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.

Other property-level. These costs consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance.

Management fees. Base management fees are computed as a percentage of gross revenue.  Incentive management fees generally are paid if specified financial performance targets are achieved.  In connection with the spin-off, we entered into new management agreements, refer to Item 1: “Business – Management Agreements,” included elsewhere in this Annual Report on Form 10-K for additional information.

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our properties and certain assets from our laundry facilities, as well as amortization of finite lived intangible assets.

Corporate and other. These costs include general and administrative expenses, expenses for our laundry business and transaction costs arising from acquisitions of properties. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business, professional fees, travel and entertainment expenses, and office administrative and related expenses. Hilton allocated these general and administrative expenses to us on the basis of financial and operating metrics that were historically used by Hilton to allocate resources and evaluate performance against its strategic objectives.

Factors Affecting our Costs and Expenses

Variable expenses. Expenses associated with our room expense and food and beverage expense are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided. Additionally, food and beverage expense is affected by the mix of business between banquet, catering and outlet sales.

Fixed expenses. Many of the other expenses associated with our properties are relatively fixed. These expenses include portions of rent expense, property taxes, insurance and utilities. Since we generally are unable to decrease these costs significantly or rapidly when demand for our properties decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to successfully offset revenue reductions through cost cutting. The individuals employed at certain of our properties are party to collective bargaining agreements that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our properties. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our properties.

Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing properties, acquisition or development of new properties, the disposition of existing properties through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Other Items

Effect of foreign currency exchange rate fluctuations

Certain of our properties operations are conducted in functional currencies other than our reporting currency, which is the United States (“U.S.”) dollar (“USD”), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods.

Seasonality

The lodging industry is seasonal in nature. However, the periods during which our properties experience higher or lower levels of demand vary from property to property and depend upon location, type of property and competitive mix within the specific location.

Key Business Metrics Used by Management

Comparable Hotels Data

We present certain data for our properties on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our system since January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. We present comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels.

Of our 58 and 59 properties that we consolidated as of December 31, 2016 and 2015, respectively, 50 and 48 properties, respectively, have been classified as comparable hotels. Our non-comparable hotels were removed from the comparable group in the periods above because they were acquired, sold or underwent large-scale capital projects during the current or prior year.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a property or group of properties. Occupancy measures the utilization of our properties’ available capacity. Management uses occupancy to gauge demand at a specific property or group of properties in a given period. Occupancy levels also help us determine achievable Average Daily Rate (“ADR”) levels as demand for rooms increases or decreases.

Average Daily Rate

ADR represents rooms revenue divided by total number of room nights sold in a given period. ADR measures average room price attained by a property and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a property or group of properties. ADR is a commonly used performance measure in the hotel industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a more pronounced effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room

We calculate Revenue per Available Room (“RevPAR”) by dividing rooms revenue by total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a property or group of properties: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (all periods use the same exchange rates), unless otherwise noted.

Non-GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income.

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA Margin

EBITDA, presented herein, reflects net income excluding interest expense, a provision for income taxes and depreciation and amortization. We consider EBITDA to be a useful measure for investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.

Adjusted EBITDA, presented herein, is calculated as EBITDA, as previously defined, further adjusted to exclude gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment (“FF&E”) replacement reserves required by certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items.

Consolidated Hotel Adjusted EBITDA (“Hotel Adjusted EBITDA”) measures property-level results before debt service, depreciation and corporate expenses for our consolidated properties, including both comparable and non-comparable hotels but excluding properties owned by unconsolidated affiliates, and is a key measure of our profitability. We present Hotel Adjusted EBITDA to help us and our investors evaluate the ongoing operating performance of our consolidated properties.

Hotel Adjusted EBITDA margin, is calculated as Hotel Adjusted EBITDA as a percentage of Total Hotel Revenue.

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin may not be comparable to similarly titled measures of other companies.

We believe that EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss) or other methods of analyzing our operating performance and results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our interest expense;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our tax expense;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations; and
•	other companies in our industry may calculate EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin differently, limiting their usefulness as comparative measures.

We do not use or present EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin as measures of our liquidity or cash flow. These measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for cash flow or other methods of analyzing our cash flows and liquidity as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the cash requirements necessary to service interest or principal payments, on our indebtedness;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the cash requirements to pay our taxes;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect any cash requirements for such replacements.

Because of these limitations, EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

The following table provides the components of Hotel Adjusted EBITDA:

	Year Ended December 31,
	2016(1)	2015(2)	2014(3)
	(in millions)
Comparable Hotel Adjusted EBITDA	$674	$684	$731
Non-comparable Hotel Adjusted EBITDA	134	131	16
Hotel Adjusted EBITDA	$808	$815	$747

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.
(3)	Based on our 2014 comparable hotels as of December 31, 2014.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$139	$299	$181
Interest income	(2)	(1)	(1)
Interest expense	181	186	186
Income tax expense	82	118	117
Depreciation and amortization expense	300	287	248
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	24	25	33
EBITDA	724	914	764
Gain on sales of assets, net	(1)	(143)	—
Gain on foreign currency transactions	(3)	—	(2)
FF&E replacement reserve	3	2	2
Impairment loss	15	—	—
Impairment loss included in equity in earnings from investments in affiliates	17	—	—
Other loss (gain), net(1)	25	6	(25)
Other adjustment items(2)	34	38	15
Adjusted EBITDA	814	817	754
All other(3)	38	45	42
Adjusted EBITDA from investments in affiliates	(44)	(47)	(49)
Hotel Adjusted EBITDA	$808	$815	$747

(1)

Includes $19 million of deferred financing costs expensed in connection with the extinguishment of the CMBS debt in 2016 and a $24 million gain on the equity investments exchange in 2014. Refer to Note 8: “Debt” and Note 3: “Acquisitions” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

(2)	Includes $26 million of non-recurring corporate expenses related to the spin-off in 2016 and $26 million of acquisition costs in 2015.
(3)	Includes EBITDA from our laundry business, corporate and other expenses not included in other adjustment items.

NAREIT FFO attributable to Parent and Adjusted FFO attributable to Parent

We present NAREIT FFO attributable to Parent as a non-GAAP measure of our performance. We calculate NAREIT FFO attributable to Parent (defined as set forth below) for a given operating period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (loss) (calculated in accordance with U.S. GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

We also present Adjusted FFO attributable to Parent when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to Parent for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to Parent:

•	Foreign currency (gain) loss. We exclude the effects of foreign currency (gain) loss as they are not reflective of our ongoing operations.
•

Acquisition Costs. Under U.S. GAAP, costs associated with completed property acquisitions are expensed in the year incurred and affect our net income. We exclude the effect of these costs in presenting FFO because we believe they are not reflective of our ongoing performance.

•

Litigation gains and losses. We exclude the effect of gains or losses associated with litigation recorded under U.S. GAAP that we consider outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.

•	Other gains and losses. In certain circumstances, we may adjust for additional gains or losses that management believes are not representative of our current operating performance.

The following table provides a reconciliation of net income attributable to Parent to NAREIT FFO attributable to Parent and Adjusted FFO attributable to Parent:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income attributable to Parent	$133	$292	$176
Depreciation and amortization expense	300	287	248
Impairment loss	15	—	—
Gain on sales of assets, net	(1)	(143)	—
Gain on sale of investments in affiliates	—	—	(24)
Equity investment adjustments:
Equity in earnings from investments in affiliates	(3)	(22)	(16)
Pro rata FFO of investments in affiliates	38	40	40
NAREIT FFO attributable to Parent	482	454	424
Gain on foreign currency transactions	(3)	—	(2)
Acquisition costs	—	26	1
Litigation losses	—	—	4
Loan related costs(1)	22	6	—
Transition costs(2)	26	3	—
Adjusted FFO attributable to Parent	$527	$489	$427

(1)	Represents costs incurred and accelerated amortization of deferred financing fees on extinguished debt.
(2)	Includes the portion of general and administrative expenses allocated to us representing costs incurred related to the spin-off and our establishment as a separate public company.

Comparable Hotel Data

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

The following table sets forth data for our 2016 comparable hotels by geographic market as of December 31, 2016 and 2015:

	As of December 31, 2016		Year Ended December 31, 2016			Year Ended December 31, 2015
Market	No. of Properties	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
New York(1)	2	2,233	$288.54	86.9%	$250.73	$296.45	88.4%	$262.03	(4.3)%
Washington, D.C.	2	1,085	163.68	79.2%	129.70	156.59	77.0%	120.65	7.5%
Florida	2	1,322	149.61	84.3%	126.09	147.74	88.0%	129.95	(3.0)%
New Orleans	2	1,939	178.18	74.7%	133.10	170.35	78.0%	132.79	0.2%
Chicago	4	2,743	181.86	74.6%	135.75	181.71	78.7%	143.00	(5.1)%
Northern California	5	3,264	228.86	84.7%	193.88	221.43	84.5%	187.06	3.6%
Southern California	4	1,304	167.75	85.5%	143.43	164.09	84.7%	138.91	3.3%
Hawaii	2	4,103	242.92	88.0%	213.68	234.15	86.1%	201.72	5.9%
Other	16	6,246	156.12	77.7%	121.34	152.53	79.9%	121.89	(0.5)%
Domestic	39	24,239	200.22	81.5%	163.20	195.79	82.6%	161.81	0.9%
United Kingdom	8	1,462	128.51	78.5%	100.94	125.31	79.4%	99.45	1.5%
Other	3	909	167.82	69.9%	117.24	174.26	69.2%	120.61	(2.8)%
International	11	2,371	142.51	75.2%	107.19	142.54	75.5%	107.57	(0.3)%
All Markets	50	26,610	$195.43	80.9%	$158.20	$191.41	82.0%	$156.96	0.8%

(1)	Includes the Hilton Short Hills.

Our domestic properties experienced RevPAR growth of 0.9%, primarily attributable to an increase in ADR of 2.3%, partially offset by a decrease in occupancy of 1.1 percentage points. Our Washington D.C. and Hawaii properties led RevPAR growth, with Washington, D.C. showing an increase in ADR of 4.5% and an increase in occupancy, primarily from transient business, while Hawaii showed an increase in ADR of 3.7% and an increase in occupancy from group business. Our Chicago and New York properties experienced a decline in RevPAR, primarily attributable to declines in occupancy, mainly resulting from a decrease in group business in Chicago and a decrease in transient business in New York.

On a currency neutral basis, our international properties experienced an increase in RevPAR of 0.3%, primarily attributable to RevPAR growth at our European properties, partially offset by a decrease in ADR in Brazil.

The following table sets forth data for our 2016 comparable hotels by property type as of December 31, 2016 and 2015:

	As of December 31, 2016		Year Ended December 31, 2016			Year Ended December 31, 2015
Property Type	No. of Properties	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Urban	16	10,788	$215.84	79.2%	$170.97	$214.78	81.2%	$174.48	(2.0)%
Resort	7	6,277	219.30	84.1%	184.33	210.95	84.0%	177.26	4.0%
Airport	13	6,355	157.04	83.2%	130.67	152.46	83.9%	127.97	2.1%
Suburban	14	3,190	156.13	76.2%	118.94	151.28	76.8%	116.11	2.4%
All Types	50	26,610	$195.43	80.9%	$158.20	$191.41	82.0%	$156.96	0.8%

Our resort properties led the portfolio with RevPAR growth of 4.0%, primarily attributable to the increase in group business at our Hawaii properties. Our suburban properties experienced RevPAR growth of 2.4%, led by an increase in ADR of 3.2%. RevPAR growth at our airport properties was primarily attributable to increased ADR and occupancy at our Washington, D.C. and California properties, partially offset by decreased occupancy in Chicago. Our urban properties experienced a decline in RevPAR of 2.0% primarily as a result of decreases in occupancy in both Chicago and New York, partially offset by RevPAR growth at our European properties.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

The following table sets forth data for our 2015 comparable hotels by geographic market as of December 31, 2015 and 2014:

	As of December 31, 2015		Year Ended December 31, 2015			Year Ended December 31, 2014
Market	No. of Properties	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
New York(1)	2	2,289	$296.45	88.4%	$262.03	$300.60	89.1%	$267.92	(2.2)%
Washington, D.C.	3	1,403	171.53	77.7%	133.26	164.95	78.0%	128.73	3.5%
Florida	2	1,322	147.74	88.0%	129.95	140.08	88.4%	123.86	4.9%
New Orleans	2	1,939	170.35	78.0%	132.79	168.24	77.5%	130.38	1.8%
Chicago	4	2,743	181.71	78.7%	143.00	177.65	75.7%	134.47	6.3%
Northern California	4	3,029	225.01	84.3%	189.70	209.23	83.3%	174.32	8.8%
Southern California	4	1,304	164.09	84.7%	138.91	158.45	83.3%	132.03	5.2%
Hawaii	2	4,101	234.15	86.1%	201.72	233.10	83.8%	195.29	3.3%
Other	12	5,434	154.28	79.6%	122.87	144.61	78.5%	113.59	8.2%
Domestic	35	23,564	198.02	82.6%	163.54	192.59	81.5%	156.90	4.2%
United Kingdom	9	1,589	138.92	79.0%	109.74	134.28	77.3%	103.81	5.7%
Other	4	1,233	156.84	69.2%	108.50	155.00	66.7%	103.39	4.9%
International	13	2,822	146.17	74.7%	109.20	142.59	72.7%	103.62	5.4%
All Markets	48	26,386	$192.94	81.7%	$157.71	$187.77	80.5%	$151.20	4.3%

(1)	Includes the Hilton Short Hills.

Our domestic properties experienced RevPAR growth of 4.2%, primarily attributable to a combination of an increase in ADR of 2.8% and an increase in occupancy of 1.1 percentage points. Our west coast properties led RevPAR growth at our domestic properties as they benefited from high levels of demand allowing for significant rate improvements for both group and transient business. Our Phoenix and Atlanta properties outperformed the portfolio with RevPAR growth of 12.6% and 9.0%, respectively, as a result of a rate improvement of 10.4% at our Phoenix properties and an increase in occupancy of 4.5 percentage points at our Atlanta property. The RevPAR growth at our domestic properties was partially offset by decreased RevPAR in New York as a result of a significant rooms renovation, timeshare conversion project and construction of new retail space at one of our properties.

On a currency neutral basis, our international properties experienced RevPAR growth of 5.4%, led by our European properties, including the United Kingdom. Overall international RevPAR growth was primarily due to an increase in occupancy of 2.0 percentage points.

The following table sets forth data for our 2015 comparable hotels by property type as of December 31, 2015 and 2014:

	As of December 31, 2015		Year Ended December 31, 2015			Year Ended December 31, 2014
Property Type	No. of Properties	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Urban	17	11,390	$214.36	80.3%	$172.18	$210.98	79.0%	$166.77	3.2%
Resort	7	6,271	211.44	84.0%	177.67	207.39	82.4%	170.95	3.9%
Airport	13	6,355	152.46	83.9%	127.97	142.96	83.4%	119.16	7.4%
Suburban	11	2,370	150.81	76.6%	115.54	146.80	75.0%	110.12	4.9%
All Types	48	26,386	$192.94	81.7%	$157.71	$187.77	80.5%	$151.20	4.3%

Our airport properties led the portfolio with RevPAR growth of 7.4%. The ADR growth of 6.6% was primarily attributed to our west coast airport properties. The RevPAR improvement at our urban properties of 3.2% was a result of an improvement in occupancy of 1.3 percentage points. The RevPAR growth of 3.9% at our resort properties was due to a strong group business at our Hawaii properties. Our suburban properties experienced RevPAR growth of 4.9%, led by high occupancy and average room rate at our Washington, D.C. properties due to transient business.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

In 2015, we added six properties to our portfolio on a net basis as a result of a tax deferred exchange and in the second half of 2014 we added five properties to our portfolio as a result of an equity investments exchange. Refer to Note 3: “Acquisitions” and Note 4: “Disposals” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. The results of properties added to our portfolio on a net basis in the comparable periods are collectively referred to as our “Recent Acquisitions and Dispositions.”

•

For the years ended December 31, 2016 and 2014, respectively, our results were more significantly affected by disruptive renovations than in typical years, which reduced growth in net income and Adjusted EBITDA when compared to the same period in 2015.

•

For international properties, we are exposed to currency exchange risks in the normal course of business; therefore, changes in operating results discussed in “—Revenue” and “—Operating Expenses” are explained on a currency neutral basis using exchange rates for the most recent period applied to the prior period.

•

We adopted the 11th Edition of the Uniform System of Accounts for the Lodging Industry (“USALI”) on January 1, 2015 and modified the presentation of certain property-level revenue and expense line items. These changes include, among other items, certain service charges, which are now reflected on a gross basis and result in an increase to food and beverage revenue with a corresponding increase to food and beverage expense. The adoption of USALI did not affect operating income, net income, or Hotel Adjusted EBITDA. The year ended December 31, 2014 results were not restated for the adoption of USALI.

The following tables reflect certain significant operating results:

Hotel operating results

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Total Hotel Revenue	$2,714	$2,675	$2,503	1.5%	6.9%
Hotel Adjusted EBITDA	$808	$815	$747	(0.9)%	9.1%
Hotel Adjusted EBITDA margin(1)	29.8%	30.5%	29.8%	(70) bps	70 bps

(1)	Hotel Adjusted EBITDA margin is calculated as Hotel Adjusted EBITDA divided by Total Hotel Revenue.

Comparable hotel operating results

	2016 Comparable Hotels			2015 Comparable Hotels
	2016	2015	2016 vs. 2015	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Comparable Total Hotel Revenue	$2,310	$2,287	1.0%	$2,281	$2,190	4.2%
Comparable Hotel Adjusted EBITDA	$674	$691	(2.5)%	$684	$676	1.2%
Comparable Hotel Adjusted EBITDA margin(1)	29.2%	30.2%	(100) bps	30.0%	30.9%	(90) bps

(1)	Comparable Hotel Adjusted EBITDA margin is calculated as comparable Hotel Adjusted EBITDA divided by comparable Total Hotel Revenue.

In 2016, comparable Hotel Adjusted EBITDA margin decreased 100 basis points compared to 2015, primarily as a result of increased operating expenses outpacing RevPAR growth at the majority of our comparable hotels. The increase in operating expenses was primarily attributable to incremental wages and benefits as a result of additional benefits provided at the beginning of 2016 that were not previously provided in 2015.

In 2015, comparable Hotel Adjusted EBITDA margin decreased 90 basis points compared to 2014, primarily as a result of the adoption of USALI, which caused a decrease in the Hotel Adjusted EBITDA margin of 60 basis points. Additionally, disruption at the Hilton New York due to a significant rooms renovation, the conversion of certain rooms into timeshare units and construction of new retail space around the entrance to the hotel further decreased comparable Hotel Adjusted EBITDA margin by 60 basis points. Excluding the adoption of USALI and the results of the Hilton New York, comparable Hotel Adjusted EBITDA margin increased 30 basis points in 2015.

Revenue

Rooms

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)			(in millions)
Comparable rooms revenue	$1,536	$1,527	0.6%	$1,515	$1,475	2.7%
Non-comparable rooms revenue	259	256	1.2%	268	204	31.4%
Total rooms revenue	$1,795	$1,783	0.7%	$1,783	$1,679	6.2%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

Comparable rooms revenue increased $9 million in 2016 and $40 million in 2015 primarily as a result of an increase in comparable hotel RevPAR of 0.8% and 4.3%, respectively. Additionally, comparable room revenue increased $21 million in 2015 primarily as a result of favorable changes in foreign currency exchange rates. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” Non-comparable rooms revenue increased in 2016 and 2015 primarily as a result of our Recent Acquisitions and Dispositions.

Food and beverage

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(2)	2015(2)	2016 vs. 2015	2015(3)	2014(3)	2015 vs. 2014
	(in millions)			(in millions)
Comparable food and beverage revenue, excluding USALI adoption	$604	$587	2.9%	$544	$542	0.4%
USALI adoption	—	—	NM(1)	45	—	NM(1)
Comparable food and beverage revenue	604	587	2.9%	589	542	8.7%
Non-comparable food and beverage revenue	115	104	10.6%	102	102	—
Total food and beverage revenue	$719	$691	4.1%	$691	$644	7.3%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.
(3)	Based on our 2015 comparable hotels as of December 31, 2015.

Comparable food and beverage revenue increased $17 million in 2016 and $2 million in 2015 excluding the effects of the adoption of USALI. The increases in food and beverage revenue at our comparable hotels was primarily attributable to an increase in catering revenue. Food and beverage revenue at our non-comparable hotels increased in 2016 compared to 2015 primarily as a result of an increase in catering revenue.

Other

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)
Comparable other hotel revenue	$170	$173	(1.7)%	$163	$156	4.5%
Non-comparable other hotel revenue	30	28	7.1%	38	24	58.3%
Total other hotel revenue	200	201	(0.5)%	201	180	11.7%
Laundry revenue	13	13	—%	13	10	30.0%
Total other revenue	$213	$214	(0.5)%	$214	$190	12.6%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

The increase in Other revenue at our comparable hotels in 2015 was primarily attributable to increases in both resort charges and parking revenue. These increases were partially offset by a decrease in telecommunications revenue resulting from Hilton offering their loyalty program members complimentary internet access in 2015 for reservations made through certain distribution channels. Non-comparable other revenue increased in 2016 and 2015 primarily as a result of our Recent Acquisitions and Dispositions.

Operating Expenses

Rooms

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)			(in millions)
Comparable rooms expense	$404	$394	2.5%	$395	$393	0.5%
Non-comparable rooms expense	62	62	—%	61	64	(4.7)%
Total rooms expense	$466	$456	2.2%	$456	$457	(0.2)%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

Rooms expense increased $10 million at our comparable hotels in 2016, primarily as a result of increases in wages and benefits. Comparable rooms expense increased $2 million during 2015, primarily resulting from higher variable operating costs due to increased occupancy.

Food and beverage

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(2)	2015(2)	2016 vs. 2015	2015(3)	2014(3)	2015 vs. 2014
	(in millions)			(in millions)
Comparable food and beverage expense, excluding USALI adoption	$432	$419	3.1%	$375	$377	(0.5)%
USALI adoption	—	—	NM(1)	45	—	NM(1)
Comparable food and beverage expense	432	419	3.1%	420	377	11.4%
Non-comparable food and beverage expense	71	68	4.4%	67	77	(13.0)%
Total food and beverage expense	$503	$487	3.3%	$487	$454	7.3%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.
(3)	Based on our 2015 comparable hotels as of December 31, 2015.

Food and beverage expense at our comparable hotels increased $13 million in 2016 primarily as a result of increases in our costs associated with increased volume in our catering business. Non-comparable food and beverage expense increased $3 million in 2016 and decreased $10 million in 2015.

Other department and support

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)			(in millions)
Comparable other department and support expense	$569	$556	2.3%	$555	$529	4.9%
Non-comparable other department and support expense	99	94	5.3%	95	63	50.8%
Total other department and support expense	$668	$650	2.8%	$650	$592	9.8%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

Other departmental and support expense at our comparable hotels increased $13 million in 2016 primarily as a result of increases in wages and benefits, partially offset by decreases in utilities. The $26 million increase at our comparable hotels in 2015 was primarily a result of increases in wages and benefits, credit card fees and sales and marketing costs, partially offset by decreases in utilities. Our non-comparable hotel other departmental and support expense increased in 2016 and 2015 primarily as a result of our Recent Acquisitions and Dispositions.

Other property-level

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)			(in millions)
Comparable other property-level expense	$154	$154	—%	$155	$150	3.3%
Non-comparable other property-level expense	27	26	3.8%	25	28	(10.7)%
Total other property-level expense	$181	$180	0.6%	$180	$178	1.1%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

In 2015, other property-level expenses at our comparable hotels increased $5 million due to slight increases in our rent expense and property taxes, offset by a slight decline in insurance expense.

Management fees

	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2016(1)	2015(1)	2016 vs. 2015	2015(2)	2014(2)	2015 vs. 2014
	(in millions)			(in millions)
Comparable management fees expense	$80	$78	2.6%	$76	$67	13.4%
Non-comparable management fees expense	11	11	—%	13	10	30.0%
Total management fees expense	$91	$89	2.2%	$89	$77	15.6%

(1)	Based on our 2016 comparable hotels as of December 31, 2016.
(2)	Based on our 2015 comparable hotels as of December 31, 2015.

Management fees at our comparable hotels increased $2 million and $9 million in 2016 and 2015, respectively. The increases were primarily attributable to an increase in our incentive management fees due to both an increase in profitability at certain properties and the number of properties paying incentive fees.

Impairment loss

During the year ended December 31, 2016, we recorded an impairment of $15 million for certain hotel assets resulting from a significant decline in market value of those assets. Refer to Note 9: “Fair Value Measurements” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Depreciation and amortization

The increase in depreciation and amortization expense in 2016 and 2015 primarily resulted from an increase in depreciation and amortization expense from our non-comparable hotels of $8 million and $38 million, respectively, related to assets acquired in 2015.

Corporate and other

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 to 2015	2015 to 2014
	(in millions)
General and administrative expenses(2)	$71	$57	$55	24.6%	3.6%
Acquisition costs	—	26	1	(100.0)%	NM(1)
Laundry expenses	14	13	11	7.7%	18.2%
Total corporate and other	$85	$96	$67	(11.5)%	43.3%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

Includes allocations of costs from certain corporate and shared functions provided to us by Parent of $66 million, $56 million, and $52 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

The increase in 2016 as compared to 2015, was primarily attributable to an increase in the allocation of general administrative expenses from corporate and shared functions provided to us by Hilton, which increased primarily related to costs incurred in connection with the spin-off. Refer to Note 3: “Acquisitions” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K.

The increase in 2015 was primarily due to $26 million of property acquisition costs incurred for the year ended December 31, 2015 incurred as a result of the acquisition of six properties in connection with a tax deferred like-kind exchange, compared to $1 million for the year ended December 31, 2014. Refer to Note 3: “Acquisitions” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Gain on sale of assets, net

In 2015, a gain of $143 million was recognized as a result of the sale of the Waldorf Astoria New York. Refer to Note 4: “Disposals” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Non-operating Income and Expenses

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Interest income	$2	$1	$1	100.0%	—%
Interest expense	(181)	(186)	(186)	(2.7)%	—%
Equity in earnings from investments in affiliates	3	22	16	(86.4)%	37.5%
Gain on foreign currency transactions	3	—	2	NM(1)	(100.0)%
Other (loss) gain, net	(25)	(6)	25	NM(1)	NM(1)
Income tax expense	(82)	(118)	(117)	(30.5)%	0.9%

(1)	Fluctuation in terms of percentage change is not meaningful.

Interest expense

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
SF and HHV CMBS Loans(2)	$17	$—	$—	NM(1)	NM(1)
Existing CMBS Loan(3)	121	143	144	(15.4)%	(0.7)%
Mortgage Loans	25	26	22	(3.8)%	18.2%
Unsecured notes	8	5	5	60.0%	—%
Amortization of deferred financing costs	10	11	12	(9.1)%	(8.3)%
Capitalized interest	—	1	3	(100.0)%	(66.7)%
Total interest expense	$181	$186	$186	(2.7)%	—%

(1)	Fluctuation in terms of percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).  Refer to Note 8: “Debt” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

(3)

During 2016, we repaid in full our CMBS loan (“Existing CMBS Loan”) that was entered into in 2013. Refer to Note 8: “Debt” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The decrease in interest expense of $5 million in 2016 compared to the same period in 2015 was primarily due to a decrease in the amount of CMBS debt outstanding.  We repaid the $3.4 billion Existing CMBS Loan in the fourth quarter of 2016 and replaced it with the $2 billion SF and HHV CMBS loan. Refer to Note 8: “Debt” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Our weighted average debt outstanding during 2016 was $3.8 billion at a weighted average interest rate of 4.0%. Our current debt outstanding is $3.0 billion at a weighted average interest rate of 3.74%, of which approximately 75% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Equity in earnings from investments in affiliates

The decrease in 2016 compared to the same period in 2015 was primarily due to an impairment loss of $17 million recorded in 2016 related to one of our investments in affiliates. Refer to Note 9: “Fair Value Measurements” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The increase in 2015 compared to the same period in 2014 was primarily due to improved performance at our unconsolidated properties, partially offset by $3 million in equity in earnings included in 2014 from affiliates that were involved in an equity investments exchange and were no longer included in equity in earnings from investments in affiliates after July 2014. Refer to Note 3: “Acquisitions” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Other (loss) gain, net

The increase in other loss, net in 2016 compared to the same period in 2015 was a result of the recognition of $19 million in remaining deferred financing costs associated with the debt payoff of the Existing CMBS Loan, which was fully repaid in December 2016.  Refer to Note 4: “Disposals” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information

The other loss, net in 2015 was a result of the recognition of remaining deferred financing costs associated with a debt payoff in conjunction with the sale of the Waldorf Astoria New York. Refer to Note 4: “Disposals” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The other gain, net in 2014 was primarily related to a pre-tax gain of $24 million resulting from an equity investments exchange. Refer to Note 3: “Acquisitions” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Income tax expense

The decrease in 2016 was primarily a result of a decrease in our income before income taxes, partially offset by an increase in our effective tax rate. Our effective tax rate in 2015 was lower than our statutory rate as a result of an $81 million reduction in our deferred tax liability related to the sale of the Waldorf Astoria New York and the recognition of $34 million in previously unrecognized deferred tax assets associated with assets and liabilities distributed from liquidated controlled foreign corporations. The increase in 2015 was primarily a result of an increase in income before income taxes, partially offset by aforementioned items that reduced our effective tax rate.  Refer to Note 11: “Income Taxes” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had total cash and cash equivalents of $350 million, including $57 million of restricted cash. The majority of our restricted cash balance relates to cash restricted by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to the hotel manager for payroll and related benefits, legal costs, operating costs associated with the operation of our properties, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our properties, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our properties, and costs associated with potential acquisitions.

Our commitments to fund capital expenditures for renovations and maintenance at our properties in 2017 will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with the management agreements we entered into in connection with the spin-off. Generally, our management agreements require that we fund 4% of hotel revenues into a FF&E reserve.

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs and capital expenditures for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$399	$519	$516	(23.1)%	0.6%
Net cash (used in) provided by investing activities	(210)	230	(120)	NM(1)	NM(1)
Net cash provided by (used in) financing activities	30	(715)	(401)	NM(1)	78.3%

(1)	Fluctuation in terms of percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our properties.

The $120 million decrease in net cash provided by operating activities in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to increased hotel operating expenses, primarily wages and benefits, coupled with the timing of payments to hotel managers, resulting in an $18 million decrease, and the timing of collection of receipts from customers resulting in a $9 million decrease.  Additionally, there was an $8 million decrease in distributions from unconsolidated affiliates representing returns on our investment. The decrease was partially offset by a decrease in acquisition transactions costs of $26 million and a $7 million decrease in cash paid from interest.

The $3 million increase in net cash provided by operating activities in the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to an increase in operating income attributable to improved operating results at our properties, partially offset by acquisition transaction costs of $26 million in 2015.

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities of $210 million consisted primarily of capital expenditures for property and equipment.

During the year ended December 31, 2015, we generated $230 million in cash from investing activities primarily as a result of net proceeds of $456 million from our tax deferred exchange. Refer to Note 3: “Acquisitions” and Note 4: “Disposals” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. This amount was partially offset by $226 million in capital expenditures for property and equipment.

For the year ended December 31, 2014, net cash used in investing activities was $120 million, primarily attributable to $171 million of capital expenditures for property and equipment, partially offset by $26 million in distributions from unconsolidated affiliates.

Financing Activities

The $745 million increase in net cash provided by financing activities in the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to a $987 million increase in contributions from Parent and a $37 million increase in Net transfers from Parent, partially offset by a $99 million increase in cash dividends paid to Parent and net repayment of debt of $765 million.  The majority of this activity was related to the spin-off from Hilton.

The $314 million increase in net cash used in financing activities in the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributable to an increase in repayment of debt, partially offset by a decrease in cash dividends paid to Parent and a decrease in net transfers to Parent of $270 million and $87 million, respectively. The changes in borrowings and repayments of debt were primarily due to the repayment of the $525 million loan in connection with the sale of the Waldorf Astoria New York as well as a $69 million paydown of the Existing CMBS loan and a $64 million payoff of a mortgage loan assumed in conjunction with the equity investment exchange that occurred in 2015.

Debt

As of December 31, 2016, our total indebtedness was approximately $3 billion, excluding approximately $214 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness and debt repayments refer to Note 8: “Debt” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Distribution Policy

In order to qualify as a REIT, we are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to make quarterly distributions to our stockholders in a manner intended to satisfy this requirement. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that our board of directors could decide to make required distributions in part by using shares of our common stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Debt(1)(2)	$3,912	$167	$216	$979	$2,550
Capital lease obligations(2)	76	1	2	2	71
Operating leases(3)	345	26	51	48	220
Total contractual obligations	$4,333	$194	$269	$1,029	$2,841

(1)	We have assumed the exercise of all extensions that are exercisable solely at our option.
(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt we have assumed a constant 30-day LIBOR rate of 0.77% as of December 31, 2016.
(3)

Only includes our future minimum lease payments, refer to Note 10: “Leases” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The total amount of unrecognized tax benefits as of December 31, 2016 was $6 million. These amounts are excluded from the table above because they are uncertain and subject to the findings of the taxing authorities in the jurisdictions where we are subject to tax. It is possible that the amount of the liability for unrecognized tax benefits could change during the next year. Refer to Note 11: “Income Taxes” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2016 included construction contract commitments of approximately $36 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our historical combined consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Property and Equipment and Intangible Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our combined consolidated statements of comprehensive income as an impairment loss.

As part of the process described above, we exercise judgment to:

•

determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, historical experience, capital costs and other asset-specific information;

•

determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected useful life of the asset group. These estimated growth rates are based on historical operating results, as well as various internal projections and external sources; and

•

determine the asset fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

Changes in estimates and assumptions used in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

During the year ended December 31, 2016, we recognized an impairment loss of $15 million related to our property and equipment and intangible assets. Refer to Note 9: “Fair Value Measurements” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. A 10% change in our estimate of fair value of these properties and equipment and intangible assets that were impaired during 2016 would have resulted in less than $1 million of additional impairment loss. Further, we did not identify any additional property and equipment or intangible assets with finite lives with indicators of impairment for which an additional 10% change in our estimates of undiscounted future cash flows or other significant assumptions would result in material impairment losses.

Investments in Affiliates

We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. We record an impairment loss when we determine there has been an “other-than-temporary” decline in the investment’s fair value. If an identified event or change in circumstances requires an evaluation to determine if the value of an investment may have an other-than-temporary decline, we assess the fair value of the investment based on the accepted valuation methods, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings (losses) from investments in affiliates for equity method investments in our combined consolidated statements of comprehensive income.

Our investments in affiliates consist primarily of our interests in entities that own or lease properties. As such, the factors we consider when determining if there are indicators of potential impairment are similar to property and equipment discussed above. If there are indicators of potential impairment, we estimate the fair value of our equity method and cost method investments by internally developed discounted cash flow models. The principal factors used in our discounted cash flow models that require judgment are the same as the items discussed in property and equipment above.

Changes in estimates and assumptions used in our impairment testing of investments in affiliates could result in future impairment losses, which could be material.

During the year ended December 31, 2016, we recognized an impairment loss of $17 million related to our investments in affiliates. Refer to Note 9: “Fair Value Measurements” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. A 10% change in our estimate of fair value of these investments in affiliates that were impaired during 2016 would have resulted in less than $1 million of additional impairment loss. Further, we did not identify any additional investments in affiliates with indicators of impairment for which a 10% change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

Business Combinations

Property and equipment are recorded at fair value and allocated to land, buildings and leasehold improvements, furniture and equipment and other identifiable assets using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e., the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit price when evaluating the fair value of our assets. Changes to these factors could affect the measurement and allocation of fair value. Other assets and liabilities acquired in a business combination are recorded based on the fair value of the assets acquired and liabilities assumed at acquisition date.

Goodwill

We review the carrying value of our goodwill by comparing the carrying value of our reporting unit to the fair value. Our reporting unit is the same as our operating segment as described in Note 14: “Geographic and Business Segment Information” in our audited combined consolidated financial statements included elsewhere within this Annual Report on Form 10-K. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting unit quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting unit. When using a discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on the reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for the reporting unit is based on consideration of capital structures of comparable publicly traded REITs. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of the reporting unit by 10% would not result in an impairment of our reporting unit. Additionally, when a portion of the reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that is retained, we use estimates and assumptions similar to that of those used in our impairment analysis.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. We regularly review our deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets that we believe will not be ultimately realized. In performing this review, we make estimates and assumptions regarding projected future taxable income, the expected timing of reversals of existing temporary differences and the implementation of tax planning strategies. A change in these assumptions may increase or decrease our valuation allowance resulting in an increase or decrease in our effective tax rate, which could materially affect our historical combined consolidated financial statements.

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax expense (benefit), which can materially change our combined consolidated financial statements.

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a variable interest entity (“VIE”), we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our combined consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. Interest rates on our variable-rate debt discussed below are based on one-month LIBOR, so we are most vulnerable to changes in this rate.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2016 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2017	2018	2019	2020	2021	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt(1)	$55	$—	$—	$12	$—	$2,165	$2,232	$2,235
Average interest rate							4.25%
Variable-rate debt	$—	$—	$—	$—	$750	$30	$780	$780
Average interest rate							2.25%

(1)	Excludes capital lease obligations with a carrying value of $14 million as of December 31, 2016.

Refer to Note 8: “Debt” in our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from revenues from our international properties, partially offset by foreign operating expenses and capital expenditures, the value of which could change materially in reference to our reporting currency, the U.S. dollar. As of December 31, 2016, our largest net exposures were to the Euro and British pound.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Park Hotels & Resorts Inc.:

We have audited the accompanying combined consolidated balance sheets of the carved-out entities to be held by Park Hotels & Resorts Inc. (the “Company”) after the spin-off, as of December 31, 2016 and 2015, and the related combined consolidated statements of comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2016. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined consolidated financial position of the carved-out entities to be held by Park Hotels & Resorts Inc. after the spin-off at December 31, 2016 and 2015, and the combined consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

March 2, 2017

PARK HOTELS & RESORTS INC.

COMBINED CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2016	2015
ASSETS
Property and equipment, net	$8,541	$8,676
Investments in affiliates	81	104
Goodwill	604	617
Intangibles, net	44	52
Cash and cash equivalents	293	72
Restricted cash	57	72
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	130	122
Prepaid expenses	58	53
Other assets	26	19
TOTAL ASSETS (variable interest entities - $239 and $32)	$9,834	$9,787
LIABILITIES AND EQUITY
Liabilities
Debt	$3,012	$4,057
Accounts payable and accrued expenses	167	171
Due to hotel manager	91	110
Due to Hilton affiliates	210	52
Deferred income tax liabilities	2,437	2,502
Other liabilities	94	98
Total liabilities (variable interest entities - $262 and $14)	6,011	6,990
Commitments and contingencies – refer to Note 15
Equity
Net Parent investment	3,939	2,884
Accumulated other comprehensive loss	(67)	(63)
Total Parent equity	3,872	2,821
Noncontrolling interests	(49)	(24)
Total equity	3,823	2,797
TOTAL LIABILITIES AND EQUITY	$9,834	$9,787

Refer to the notes to combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rooms	$1,795	$1,783	$1,679
Food and beverage	719	691	644
Other	213	214	190
Total revenues	2,727	2,688	2,513

Operating expenses
Rooms	466	456	457
Food and beverage	503	487	454
Other departmental and support	668	650	592
Other property-level	181	180	178
Management fees	91	89	77
Impairment loss	15	—	—
Depreciation and amortization	300	287	248
Corporate and other	85	96	67
Total expenses	2,309	2,245	2,073

Gain on sale of assets, net	1	143	—

Operating income	419	586	440

Interest income	2	1	1
Interest expense	(181)	(186)	(186)
Equity in earnings from investments in affiliates	3	22	16
Gain on foreign currency transactions	3	—	2
Other (loss) gain, net	(25)	(6)	25

Income before income taxes	221	417	298

Income tax expense	(82)	(118)	(117)

Net income	139	299	181
Net income attributable to noncontrolling interests	(6)	(7)	(5)
Net income attributable to Parent	$133	$292	$176

Other comprehensive loss, net of tax (expense) benefit:
Currency translation adjustment, net of tax of $(4), $13 and $7	(7)	(12)	(22)
Total other comprehensive loss	(7)	(12)	(22)

Comprehensive income	$132	$287	$159
Comprehensive income attributable to noncontrolling interests	(6)	(7)	(5)
Comprehensive income attributable to Parent	$126	$280	$154

Refer to the notes to combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$139	$299	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	287	248
Impairment loss	15	—	—
Gain on sale of assets, net	(1)	(143)	—
Equity in earnings from investments in affiliates	(3)	(22)	(16)
Gain on foreign currency transactions	(3)	—	(2)
Other loss (gain), net	25	6	(25)
Amortization of deferred financing costs	11	11	13
Distributions from unconsolidated affiliates	19	27	20
Deferred income taxes	(66)	(7)	85
Changes in operating assets and liabilities:
Accounts receivable, net	(9)	(25)	(9)
Prepaid expenses	(6)	(13)	(27)
Other assets	(1)	44	(8)
Accounts payable and accrued expenses	(1)	(16)	35
Due to hotel manager	(18)	15	5
Other liabilities	(5)	25	5
Other	3	31	11
Net cash provided by operating activities	399	519	516
Investing Activities:
Capital expenditures for property and equipment	(227)	(226)	(171)
Acquisitions, net of cash acquired	—	(1,410)	—
Investments in affiliates	—	(1)	(5)
Change in restricted cash	14	(14)	—
Distributions from unconsolidated affiliates	3	15	26
Payments received from notes receivable	—	—	15
Proceeds from asset dispositions	—	1,866	15
Net cash (used in) provided by investing activities	(210)	230	(120)
Financing Activities:
Borrowings	2,915	271	—
Repayment of debt	(3,680)	(883)	(14)
Debt issuance costs	(21)	—	(1)
Proceeds from sales-leaseback transaction	—	—	22
Change in restricted cash	1	(18)	10
Cash contribution from Parent	987	—	—
Capital contribution from Hilton affiliate	—	—	22
Net transfers from (to) Parent	40	3	(84)
Cash dividends paid to Parent	(180)	(81)	(351)
Distributions to noncontrolling interests	(32)	(7)	(5)
Net cash provided by (used in) financing activities	30	(715)	(401)
Effect of exchange rate changes on cash and cash equivalents	2	(4)	(1)
Net increase (decrease) in cash and cash equivalents	221	30	(6)
Cash and cash equivalents, beginning of period	72	42	48
Cash and cash equivalents, end of period	$293	$72	$42

For supplemental disclosures, refer to Note 16: “Supplemental Disclosures of Cash Flow Information.”

Refer to the notes to combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	Net Parent Investment	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total
Balance as of December 31, 2013	$2,921	$(29)	$(24)	$2,868
Net income	176	—	5	181
Other comprehensive loss	—	(22)	—	(22)
Net transfers to Parent	(84)	—	—	(84)
Capital contribution from Parent	14	—	—	14
Distribution to Parent	(30)	—	—	(30)
Cash dividends paid to Parent	(351)	—	—	(351)
Capital contribution from Hilton affiliate	22	—	—	22
Distributions to noncontrolling interests	—	—	(5)	(5)
Balance as of December 31, 2014	2,668	(51)	(24)	2,593
Net income	292	—	7	299
Other comprehensive loss	—	(12)	—	(12)
Net transfers from Parent	3	—	—	3
Capital contribution from Parent	2	—	—	2
Cash dividends paid to Parent	(81)	—	—	(81)
Distributions to noncontrolling interests	—	—	(7)	(7)
Balance as of December 31, 2015	2,884	(63)	(24)	2,797
Net income	133	—	6	139
Other comprehensive loss	—	(7)	—	(7)
Net transfers from Parent	40	—	—	40
Capital contribution from Parent	337			337
Cash contribution from Parent	987	—	—	987
Distribution to Parent	(259)	3	—	(256)
Cash dividends paid to Parent	(180)	—	—	(180)
Distributions to noncontrolling interests	—	—	(32)	(32)
Cumulative effect of the adoption of ASU 2015-02	(3)	—	1	(2)
Balance as of December 31, 2016	$3,939	$(67)	$(49)	$3,823

Refer to the notes to combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) was formed as a Delaware corporation with a diverse portfolio of premium-branded hotels and resorts located in prime United States (“U.S.”) and international markets. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that resulted in the establishment of Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction, which was tax-free to both Hilton and our stockholders, was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders. As a result of the spin-off, each holder of Hilton common stock received one share of our common stock for every five shares of Hilton common stock owned, on the record date of December 15, 2016.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a real estate investment company (“REIT”), effective January 4, 2017.  Currently, we are organized and operate in a REIT qualified manner and expect to continue to operate as such.

As of the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Combination and Consolidation

The accompanying combined consolidated financial statements represent the financial position and results of operations of entities held by the Company after the spin-off that had historically been under common control of the Parent. The combined consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The combined consolidated financial statements reflect our historical financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany transactions and balances within these combined consolidated financial statements have been eliminated.

On October 24, 2007, a predecessor to Hilton became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”) following the completion of a merger (“Merger”). Our combined consolidated financial statements reflect adjustments made as a result of applying push down accounting at the time of the Merger. The Company’s combined consolidated financial statements include certain assets and liabilities that have historically been held by Hilton but are specifically identifiable or otherwise attributable to the Company, including goodwill and intangibles.

Allocations

The combined consolidated statements of comprehensive income include allocations of corporate general and administrative expenses from Hilton on the basis of financial and operating metrics that Hilton has historically used to allocate resources and evaluate performance against its strategic objectives. Both we and Hilton consider the basis on which expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect its combined consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the spin-off, we will perform these functions using our own resources or purchase services from either Hilton or third parties. For an interim period, some of these functions will continue to be provided by Hilton under our transition services agreement (“TSA”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Summary of Significant Accounting Policies

Property and Equipment

Property and equipment are recorded at cost, and interest applicable to major construction or development projects is capitalized. Costs of improvements that extend the economic life or improve service potential are also capitalized. Capitalized costs are depreciated over their estimated useful lives. Costs for normal repairs and maintenance are expensed as incurred.

Depreciation is recorded using the straight-line method over the assets’ estimated useful lives, which are generally as follows: buildings and improvements (8 to 40 years); furniture and equipment (3 to 8 years); and computer equipment and acquired software (3 years). Leasehold improvements are depreciated over the shorter of the estimated useful life, based on the estimates above, or the lease term.

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our combined consolidated statements of comprehensive income within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset.

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our combined consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income (loss) in subsequent periods as any relevant conditions requiring deferral are satisfied.

Investments in Affiliates

The combined consolidated financial statements include entities in which we have a controlling financial interest, including variable interest entities (“VIE”) where we are the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. References in these financial statements to Net income (loss) attributable to Parent do not include non-controlling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.

We hold investments in affiliates that primarily own or lease hotels. Investments in affiliates over which we exercise significant influence, but lack a controlling financial interest, are accounted for using the equity method. We account for investments using the equity method when we have the ability to exercise significant influence over the entity, typically through a more than minimal investment.

Our proportionate share of earnings (losses) from our equity method investments is presented as Equity in earnings (losses) from investments in affiliates in our combined consolidated statements of comprehensive income. Distributions from investments in affiliates are presented as an operating activity in our combined consolidated statements of cash flows when such distributions are a return on investment. Distributions from investments in affiliates are recorded as an investing activity in our combined consolidated statements of cash flows when such distributions are a return of investment.

We assess the recoverability of our equity method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in Equity in earnings (losses) from investments in affiliates in our combined consolidated statements of comprehensive income.

Non-controlling Interests

We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total Parent equity, on our combined consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in Net income (loss) in our combined consolidated statements of comprehensive income.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We do not amortize goodwill, but rather evaluate goodwill for potential impairment on an annual basis or at other times during the year if events or circumstances indicate that the carrying amount may not be recoverable.

We have a single reporting unit, ownership, to which goodwill has been allocated. Certain of the entities that are included in our combined consolidated financial statements were consolidated subsidiaries of our Parent at the time of the Merger. Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Merger. We review the carrying value of goodwill by comparing the carrying value of our reporting unit to its fair value. In any year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of the reporting unit. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within Impairment loss in our combined consolidated statements of comprehensive income.

Intangible Assets

Intangible assets with finite useful lives primarily include ground and hotel operating lease contracts recorded by our Parent at the time of the Merger and allocated to us based on either specific identification or the relative fair values as of the date of the Merger. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the estimate of the fair value of rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the contract.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our combined consolidated statements of comprehensive income.

Business Combinations

We consider a business combination to occur when we take control of a business by acquiring its net assets or equity interests. We record the assets acquired, liabilities assumed and non-controlling interests at fair value as of the acquisition date, including any contingent consideration. We evaluate factors, including market data for similar assets, expected future cash flows discounted at risk-adjusted rates and replacement cost for the assets to determine an appropriate fair value of the assets. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

Restricted Cash

Restricted cash includes cash balances established as lender reserves required by our debt agreements. For purposes of our combined consolidated statement of cash flows, changes in restricted cash caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities and changes in deposits for assets we plan to acquire are shown as investing activities.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided on accounts receivable when losses are probable based on historical collection activity and current business conditions.

Fair Value Measurements—Valuation Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-level hierarchy of inputs is summarized below:

•	Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

•	Level 3—Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety at the end of each reporting period.

Derivative Instruments

We may use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We will regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. Under the terms of certain loan agreements, we may be required to maintain derivative financial instruments to manage interest rates. We do not enter into derivative financial instruments for trading or speculative purposes.

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the combined consolidated statements of comprehensive income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the combined consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our combined consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions and linking all derivatives designated as fair value hedges to specific assets and liabilities in our combined consolidated balance sheets.

To the extent we have designated a derivative as a hedging instrument, each reporting period we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations using the Hypothetical Derivative Method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively, when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Revenue Recognition

Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Revenues are recorded when rooms are occupied or goods and services have been delivered or rendered. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our combined consolidated statements of comprehensive income.

Currency Translation

The United States dollar (“USD”) is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in Accumulated other comprehensive income (loss) in our combined consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s function currency are recognized as Gain (loss) on foreign currency transactions in our combined consolidated statements of comprehensive income.

Share-based Compensation

We expect to grant share-based payment awards in 2017.  We will recognize the cost of services received in these share-based payment transactions with employees as services are received and recognize either a corresponding increase in additional paid-in capital or accounts payable, accrued expenses and other, depending on whether the instruments granted satisfies the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we will be obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument will be recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Compensation expense for awards with performance conditions will be recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards will be recognized. We will account for any forfeitures when they occur.

Liability classified awards will be remeasured at fair value at each reporting date until the date of settlement. Compensation expense for each period until settlement is based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period

Income Taxes

We are organized in conformity with, and plan to operate in a manner that will allow us to elect to be treated as a REIT, for U.S. federal income tax purposes, and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT qualified activities. To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock.

Historically, we have been included in the consolidated federal income tax return of Hilton, as well as certain state tax returns where Hilton files on a consolidated or combined basis. For purposes of our combined consolidated balance sheets, we have recorded deferred tax balances as if we filed tax returns on a stand-alone basis separate from Hilton, but not as a REIT. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to determine these tax amounts are reasonable. However, our combined consolidated balance sheets may not necessarily reflect what our tax amounts would have been if we had been a stand-alone enterprise during the periods presented.

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts, and tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carry forwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carry forwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

We use a prescribed recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. For all income tax positions, we first determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If it is determined that a position meets the more-likely-than-not recognition threshold, the benefit recognized in the financial statements is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2015, the FASB issued ASU No. 2015-02 (“ASU 2015-02”), Consolidation (Topic 810) - Amendments to the Consolidation Analysis. This ASU modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. We elected, as permitted by the standard, to adopt ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2016 of approximately $2 million. Additionally, certain consolidated entities that were not previously considered VIEs prior to the adoption of ASU 2015-02 were considered to be VIEs for which we are the primary beneficiary and continue to be consolidated following adoption; prior period VIE disclosures do not include the balances or activity associated with these VIEs.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, amending Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, by adding Subtopic 40, Going Concern, requiring management to evaluate whether there is substantial doubt about its ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 was effective for annual and interim periods ending after December 15, 2016.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01(“ASU 2017-01”), Business combinations (Topic 805) – Clarifying the definition of a business, which adds guidance to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The ASU further clarifies that when the gross assets acquired (or disposed of) are concentrated in a single identifiable asset or a group of similar identifiable assets, the acquisition would not be considered a business. Transactions accounted for as an acquisition would not assign goodwill and acquisition costs would be capitalized. The provisions of this ASU are effective for reporting periods beginning after December 15, 2017 and are to be applied prospectively. We expect to adopt ASU 2016-18 in the first quarter of 2018. We are currently evaluating the effect that this ASU will have on our combined consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) - Restricted Cash. This ASU requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our combined consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our combined consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively or using a modified retrospective approach; early adoption is permitted. We are currently evaluating our method of adoption and the effect that this ASU will have on our combined consolidated financial statements.

Note 3: Acquisitions

Tax Deferred Like-Kind Exchange

During the year ended December 31, 2015, we used proceeds from the sale of the Waldorf Astoria New York (refer to Note 4: “Disposals”) to acquire, as part of a tax deferred like-kind exchange of real property, the following properties from sellers affiliated with Blackstone and an unrelated third party for a total purchase price of $1.87 billion:

•	the resort complex consisting of the Waldorf Astoria Bonnet Creek Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (“Bonnet Creek Resort”);
•	the Waldorf Astoria Casa Marina Resort in Key West, Florida;
•	the Waldorf Astoria Reach Resort in Key West, Florida;
•	the Parc 55 Hotel in San Francisco, California; and
•	the Juniper Cupertino in Cupertino, California.

We incurred transaction costs of $26 million, which are included in Corporate and other expense in our combined consolidated statement of comprehensive income, for the year ended December 31, 2015.

As of the acquisition dates, the fair values of the assets acquired and liabilities assumed were:

(in millions)
Property and equipment	$1,868
Intangibles	4
Cash and cash equivalents	16
Restricted cash	8
Prepaid expenses	3
Other assets	2
Accounts payable and accrued expenses	(25)
Debt	(450)
Net assets acquired	$1,426

Refer to Note 9: “Fair Value Measurements” for additional information on the fair value techniques and inputs used for the measurement of the assets and liabilities.

The results of operations from these properties included in the combined consolidated statement of comprehensive income for the year ended December 31, 2015 were:

(in millions)
Total revenues	$316
Income before income taxes	58

Equity Investments Exchange

During the year ended December 31, 2014, we entered into an agreement to exchange our ownership interest in six hotels for the remaining interest in five other hotels that were part of an equity investment portfolio we owned with one other partner. As a result of this exchange, we have a 100 percent ownership interest in five hotels and no longer have any ownership interest in the remaining six hotels. This transaction was accounted for as a business combination achieved in stages, resulting in a re-measurement gain based upon the fair values of the equity investments. The carrying values of these equity investments immediately before the exchange totaled $59 million and the fair values of these equity investments immediately after the exchange totaled $83 million, resulting in a pre-tax gain of $24 million recognized in Other gain, net in our combined consolidated statement of comprehensive income for the year ended December 31, 2014.

Note 4: Disposals

Waldorf Astoria New York

During the year ended December 31, 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (“Waldorf Astoria Loan”) of approximately $525 million. As a result of the sale, we recognized a gain of $143 million included in gain on sale of assets, net in our combined consolidated statement of comprehensive income for the year ended December 31, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The Waldorf Astoria New York was considered a business within our hotel ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other gain (loss), net in our combined consolidated statement of comprehensive income for the year ended December 31, 2015 related to the reduction of the Waldorf Astoria Loan’s remaining carrying amount of debt issuance costs.

Sale of Other Property and Equipment

During the year ended December 31, 2014, we completed the sale of certain land and easement rights at the Hilton Hawaiian Village Beach Resort to an affiliate of Blackstone in connection with a development project. As a result, the affiliate of Blackstone acquired the rights to the name, plans, designs, contracts and other documents related to the development project. The total consideration received for this transaction was approximately $37 million. We recognized $22 million as a capital contribution from a Hilton affiliate, representing the excess of the fair value of the consideration received over the carrying value of the assets sold.

Note 5: Property and Equipment

Property and equipment were:

	December 31,
	2016	2015
	(in millions)
Land	$3,397	$3,419
Buildings and leasehold improvements	6,015	6,000
Furniture and equipment	922	876
Construction-in-progress	79	58
	10,413	10,353
Accumulated depreciation and amortization	(1,872)	(1,677)
	$8,541	$8,676

Depreciation of property and equipment, including capital lease assets, was $295 million, $283 million and $245 million during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and 2015, property and equipment included approximately $19 million and $24 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $8 million of accumulated depreciation.

Note 6: Consolidated Variable Interest Entities and Investments in Affiliates

Consolidated VIEs

As of December 31, 2016, we consolidated three VIEs that own hotel properties in the U.S. As of December 31, 2015 and prior to the adoption of ASU 2015-02, we consolidated one VIE that owned a hotel in the U.S. The two additional entities considered to be VIEs following adoption of ASU 2015-02, were previously consolidated by us.

We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed combined consolidated balance sheets include the following assets and liabilities of these entities:

	December 31,
	2016	2015
	(in millions)
Property and equipment, net	$208	$28
Cash and cash equivalents	7	2
Restricted cash	20	2
Accounts receivable, net	2	—
Prepaid expenses	2	—
Debt	207	12
Accounts payable and accrued expenses	6	1
Deferred income tax liabilities	49	1

During the years ended December 31, 2016, 2015 and 2014, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2016	2015
		(in millions)
Hilton Berlin	40%	$31	$27
Hilton San Diego Bayfront	25%	20	20
Embassy Suites Secaucus – Meadowlands	50%	7	24
All others (6 and 7 hotels)	20% - 50%	23	33
		$81	$104

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $861 million and $872 million as of December 31, 2016 and 2015, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 7: Goodwill and Intangibles

Our Parent allocated $3.5 billion of goodwill to us as part of the Merger and during the year ended December 31, 2008, we recognized a $2.7 billion impairment loss. Our goodwill balance and related activity was:

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2014	$3,567	$(2,762)	$805
Disposition of business(1)	(813)	628	(185)
Foreign currency translation	(3)	—	(3)
Balance as of December 31, 2015	2,751	(2,134)	617
Distribution to Parent(2)	(41)	32	(9)
Foreign currency translation	(4)	—	(4)
Balance as of December 31, 2016	$2,706	$(2,102)	$604

(1)	During the year ended December 31, 2015, we completed the sale of the Waldorf Astoria New York. Refer to Note 4: “Disposals” for additional information.
(2)

During the year ended December 31, 2016, we made a distribution of interest in an entity with an ownership interest in the Hilton Templepatrick Hotel & Country Club to Parent. Refer to Note 13: “Related Parties” for additional information.

Intangible assets were:

	December 31,
	2016	2015
	(in millions)
Acquired below market leases	$60	$60
Acquired below market ground leases	13	18
Other	9	4
Accumulated amortization	(38)	(30)
	$44	$52

As of December 31, 2016, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2017	$5
2018	5
2019	4
2020	4
2021	4
Thereafter	22
$44

Note 8: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2016, were:

	December 31,
	2016	2015
	(in millions)
Commercial mortgage-backed securities loan with an average rate of 4.11%, due 2018	$—	$3,418
Commercial mortgage-backed securities loan with a fixed rate of 4.11%, due 2023	725	—
Commercial mortgage-backed securities loan with a fixed rate of 4.20%, due 2026	1,275	—
Mortgage loans with an average rate of 3.95%, due 2020 to 2026(1)	207	597
Term loan with a variable rate of 2.22%, due 2021	750	—
Unsecured notes with a fixed rate of 7.50%, due 2017	55	54
Capital lease obligations with an average rate of 7.00%, due 2019 to 2097	14	17
	3,026	4,086
Less: unamortized deferred financing costs and discount	(14)	(29)
	$3,012	$4,057

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Commercial Mortgage-Backed Securities (“CMBS”) and Mortgage Loans

CMBS Loans

During the year ended December 31, 2016, we repaid in full our CMBS loan (“Existing CMBS Loan”) that was entered into in 2013. As a result, all U.S. owned real estate assets securing it were released.

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”). The SF CMBS Loan, which matures on November 1, 2023, bears interest at a fixed-rate of 4.11%. The HHV CMBS Loan, which matures on November 1, 2026, bears interest at a fixed-rate of 4.20%. The SF CMBS Loan and the HHV CMBS Loan are both interest-only loans through their respective maturity dates. At any time after the permitted release date of May 1, 2019, or earlier subject to certain conditions, the SF CMBS Loan and HHV CMBS Loan may be partially or fully prepaid, subject to prepayment penalties. The net proceeds were used to prepay amounts outstanding under the Existing CMBS Loan.

Mortgage Loans

In December 2016, we and Hilton repaid in full the $450 million mortgage loan secured by the Bonnet Creek Resort (“Bonnet Creek Loan”). Refer to Note 13: “Related Parties” for additional information.

In November 2016, we repaid in full an existing $104 million mortgage loan secured by Fess Parker’s DoubleTree Resort Santa Barbara and issued a new $165 million mortgage loan secured by this property, which is held in a consolidated joint venture. The new loan matures on December 1, 2026 and bears interest at a fixed-rate of 4.17% that is payable monthly in arrears. The additional net proceeds from the refinancing were distributed amongst the partners in the joint venture in accordance with the partnership agreement.

We are required to deposit with the lender certain cash reserves for restricted uses. As of December 31, 2016 and 2015, our combined consolidated balance sheets included $57 million and $58 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Credit Facilities

In December 2016, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility includes a $1 billion revolving credit facility with a scheduled maturity date of December 24, 2020 with two, six-month extension options if certain conditions are satisfied (“Revolver”). The facility also includes a $750 million term loan, with a scheduled maturity date of December 24, 2021 (“Term Loan”).  The Credit Agreement includes the option to increase the size of the Revolver and enter into additional incremental term loan credit facilities, subject to certain limitations, in an aggregate commitment or principal amount not to exceed $500 million for all such increases.

The Term Loan was advanced in full at closing, with proceeds applied to repay certain existing indebtedness, to pay fees and expenses incurred in connection with entering into the Credit Agreement and for other general corporate purposes. Borrowings were not permitted under the Revolver until the consummation of our spin-off from Parent, which was effective in January 2017.

The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.

Revolver and Term Loan borrowings bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage.

The Credit Agreement contains certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unsecured indebtedness and minimum unencumbered adjusted net operating income. If an event of default exists, we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status. As of December 31, 2016, we were in compliance with all financial covenants.

Debt Maturities

The contractual maturities of our debt as of December 31, 2016 were:

Year	(in millions)
2017	$55
2018	—
2019	—
2020(1)	12
2021	750
Thereafter	2,209
$3,026

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 9: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of our unsecured notes were based on prices in active debt markets. The fair values of the other liabilities presented below were determined based on the expected future payments discounted at risk-adjusted rates. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2016		December 31, 2015
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$725	$—	$—
HHV CMBS Loan	3	1,275	1,275	—	—
Term Loan	3	750	750	—	—
Mortgage loans	3	207	208	597	600
Unsecured notes	1	55	57	54	59
Existing CMBS Loan	3	—	—	3,418	3,456

During the year ended December 31, 2016, we recorded an impairment loss for certain assets resulting from a significant decline in market value of those assets. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	Fair Value(1)	Impairment Loss
	(in millions)
Investments in affiliates	$7	$17
Property and equipment	6	14
Intangibles	—	1
Total	$13	$32

(1)

Fair value is measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with estimated stabilized growth rates ranging from 1% to 3%, a discounted cash flow term between 10 to 15 years, terminal capitalization rates ranging from 5% to 8% percent, and discount rates ranging from 7% to 10%. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the market where the property is located and are not necessarily indicative of our hotel portfolio as a whole.

As a result of our acquisition of certain properties during the year ended December 31, 2015, we measured financial and nonfinancial assets and liabilities at fair value on a nonrecurring basis (refer to Note 3: “Acquisitions” for additional information):

Fair Value(1)
(in millions)
Property and equipment	$1,868
Debt	450

(1)

Fair value is measured using significant unobservable inputs (Level 3). We estimated fair value of the assets and liabilities using discounted cash flow analyses. We used estimated stabilized growth rates ranging from 3% to 4%, a discounted cash flow term between 10 to 11 years, terminal capitalization rates ranging from 7% to 8% percent, and discount rates ranging from 9% to 10% for the assets, and a risk-adjusted rate of one-month LIBOR, plus 275 basis points for the liabilities. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the market where the property is located and are not necessarily indicative of our hotel portfolio as a whole.

Note 10: Leases

We lease hotel properties, land and equipment under operating and capital leases. As of December 31, 2016 and 2015, we had operating leases for five hotels and a capital lease for one hotel. We also lease land for 13 hotels and certain facilities for seven hotels. Our leases expire at various dates from 2018 through 2141, with varying renewal options, and the majority expire before 2027.

Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

Amortization of capital lease assets is recorded in depreciation and amortization in our combined consolidated statements of comprehensive income and is recognized over the lease term.

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2016, were:

	Operating Leases	Capital Leases
Year	(in millions)
2017	$26	$1
2018	27	1
2019	24	1
2020	24	1
2021	24	1
Thereafter	220	71
Total minimum rent payments	$345	76
Less: amount representing interest		(62)
Present value of net minimum rent payments		$14

Rent expense for all operating leases, included in other property-level expenses, was:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Minimum rentals	$25	$26	$25
Contingent rentals	21	22	19
	$46	$48	$44

Note 11: Income Taxes

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
U.S. income before tax	$188	$379	$249
Foreign income before tax	33	38	49
Income before income taxes	$221	$417	$298

The components of our provision (benefit) for income taxes were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$130	$102	$20
State	16	15	3
Foreign	2	8	9
Total current	148	125	32
Deferred:
Federal	(60)	69	71
State	(7)	(74)	12
Foreign	1	(2)	2
Total deferred	(66)	(7)	85
Total provision for income taxes	$82	$118	$117

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Statutory U.S. federal income tax provision	$77	$146	$104
State income taxes, net of U.S. federal tax benefit	9	26	15
Foreign income tax expense	5	9	9
U.S. benefit of foreign taxes	(3)	(6)	(11)
Nontaxable liquidation of subsidiaries	—	(34)	—
Change in deferred tax asset valuation allowance	(2)	(3)	2
Change in basis difference in foreign subsidiaries	(5)	(2)	(1)
Tax rate change	—	(81)	—
Non-deductible goodwill	—	65	—
Non-deductible transaction costs	3	—	—
Other, net	(2)	(2)	(1)
Provision for income taxes	$82	$118	$117

We are part of a consolidated U.S. federal income tax return, state tax returns, and foreign tax returns with Hilton and other subsidiaries that are not included in our audited combined consolidated financial statements. Income taxes as presented in our audited combined consolidated financial statements present current and deferred income taxes of the consolidated federal tax filing attributed to us using the separate return method. The separate return method applies the accounting guidance for income taxes to the financial statements as if we were a separate taxpayer. During the years ended December 31, 2016, 2015 and 2014, Parent paid $146 million, $119 million and $25 million, respectively of income tax liabilities related to us.

During the year ended December 31, 2015, certain of our controlled foreign corporation subsidiaries elected to be disregarded for U.S. federal income tax purposes. These transactions were treated as tax-free liquidations for federal tax purposes. As a result of these liquidation transactions, we recognized $34 million of previously unrecognized deferred tax assets associated with assets and liabilities distributed from the liquidated controlled foreign corporations. These previously unrecognized deferred tax assets were a component of our investment in foreign subsidiaries deferred tax balances that were connected to the liquidated controlled foreign corporations. Prior to these liquidations, we did not believe that the benefit of these deferred tax assets would be realized within the foreseeable future; therefore, we did not recognize these deferred tax assets.

As a result of the sale of the Waldorf Astoria New York, we reduced our U.S. deferred tax liabilities and provision for income taxes by $81 million due to a decrease in the state effective tax rate being applied to our gross temporary differences.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets(1)	$4	$5
Deferred income tax liabilities	(2,437)	(2,502)
Net deferred tax liability	$(2,433)	$(2,497)

(1)	Included within Other assets in our combined consolidated balance sheets.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$6	$6
Unrealized foreign currency losses	4	4
Other reserves	4	3
Capital lease obligations	8	10
Deferred income	7	9
Other	4	6
Total gross deferred tax assets	33	38
Less: valuation allowance	—	(2)
Deferred tax assets	$33	$36
Deferred tax liabilities:
Property and equipment	$(2,382)	$(2,435)
Investments	(75)	(87)
Amortizable intangible assets	(9)	(11)
Investment in foreign subsidiaries	—	—
Other	—	—
Deferred tax liabilities	(2,466)	(2,533)
Net deferred tax liability	$(2,433)	$(2,497)

As of December 31, 2016, we had foreign net operating loss carryforwards of $36 million, which resulted in deferred tax assets of $6 million for foreign jurisdictions, resulting from net operating loss carryforwards that are not subject to expiration. Our valuation allowance decreased $2 million during the year ended December 31, 2016.

We classify reserves for tax uncertainties within other liabilities in our audited combined consolidated balance sheets. Reconciliations of the beginning and ending amount of unrecognized tax benefits were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of year	$6	$6	$5
Additions for tax positions related to the current year	—	—	1
Balance at end of year	$6	$6	$6

We recognize interest and penalties accrued related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, we accrued $1 million for the payment of interest and penalties. Included in the balance of uncertain tax positions as of December 31, 2016 and 2015 was $2 million associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate.

Hilton files income tax returns, including returns for us, with federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2016, Hilton remains subject to federal examinations from 2005 through 2015, state examinations from 2005 through 2015 and foreign examinations of their income tax returns for the years 2010 through 2015.

Note 12: Hotel Management Operating and License Agreements

Management Fees

We have management agreements, whereby we pay a base fee equal to a percentage of total revenues, as defined, as well as an incentive fee if specified financial performance targets are achieved. Our managers generally have sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. Our managers also generally provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of our managers, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.

The management agreements that were entered into in connection with the spin-off have terms ranging from 20 to 30 years and allow for one or more renewal periods at the option of our hotel managers. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range from 30 to 70 years. During the year ending December 31, 2016, all of our management agreements were with Hilton.

Marketing Fees

Additionally, the management agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $56 million, $56 million and $49 million for the years ended December 31, 2016, 2015 and 2014 and were included in other departmental and support expense in our combined consolidated statements of comprehensive income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $131 million, $126 million and $134 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were included in the respective operating expenses line item in our combined consolidated statements of comprehensive income based upon the nature of services provided by such employees.

Note 13: Related Parties

Parent

Net Parent investment on the combined consolidated balance sheets and combined consolidated statements of equity represents Parent’s historical investment in us, the net effect of transactions with and allocations from Parent and our accumulated earnings. Net transfers from (to) Parent are included within Net Parent investment. The components of the Net transfers from (to) Parent on the combined consolidated statements of cash flows and combined consolidated statements of equity were:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Cash pooling and general financing activities	$(172)	$(172)	$(161)
Corporate allocations	66	56	52
Income taxes	146	119	25
Net transfers from (to) Parent	$40	$3	$(84)

Cash Management

Our Parent uses a centralized approach for cash management. Transfers of cash both to and from Parent are included within Net transfer from (to) Parent on the combined consolidated statements of cash flows and combined consolidated statements of equity. Historically, Parent has not charged us interest expense and we have not earned interest revenue on our net cash balance due to or from Parent, respectively. Cash at certain of our properties secured by certain of our mortgage and CMBS loans, coupled with our non-wholly owned entities and VIEs (“Restricted Subsidiaries”) may only be transferred to the extent the Restricted Subsidiaries declare a dividend. During the years ended December 31, 2016, 2015 and 2014, the Restricted Subsidiaries paid cash dividends which is presented in the combined consolidated statements of cash flows and combined consolidated statements of equity as Cash dividends paid to Parent.

Corporate Allocations

Our combined consolidated statements of comprehensive income include allocations of costs from certain corporate and shared functions provided to us by Parent. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. During the years ended December 31, 2016, 2015 and 2014 we recognized $66 million, $56 million, and $52 million, respectively, of costs within Corporate and other expense in the combined consolidated statements of comprehensive income related to allocations of corporate general and administrative expenses from Parent.

Borrowings from Parent

In 2015, we borrowed $45 million from Parent with an interest rate of 1.82%. The note and accrued interest was forgiven in September 2016 and we recognized $45 million as a non-cash contribution from Parent. The payable and all interest accrued was included within Due to Hilton affiliates in our combined consolidated balance sheets as of December 31, 2015.

Transactions with Wholly Owned Subsidiary of Parent

In 2014, we completed the sale of certain floors at the Hilton New York Midtown to a wholly owned subsidiary of Parent for $22 million in connection with a timeshare project. At closing, legal title of these floors was transferred to the subsidiary of Parent. The net book value of these floors was approximately $66 million. The difference between the proceeds received and net book value of the floors was recognized as a non-cash equity distribution to Parent, $30 million of which was recognized for the year ended December 31, 2014. In connection with this sale, we made a contractually required prepayment of $13 million on the variable-rate component of the Existing CMBS Loan in order to release these floors from collateral. Additionally, in October 2016, we completed the sale of an additional 25 rooms at the Hilton New York Midtown to a wholly owned subsidiary of Parent in connection with timeshare projects. The net book value of these assets was approximately $33 million. Due to our continuing involvement, both of these transactions were not recognized as sales and were accounted for as sales-leaseback liabilities under the financing method. The assets will be derecognized at the end of the lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term on the remaining floors expires in September 2017.

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to a wholly owned subsidiary of Parent in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. The assets will be derecognized at the end of lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term expires beginning May 2017 through December 2019, but may be extended if mutually agreed to by all parties.

The remaining sale-leaseback liability related to the Hilton New York Midtown and Hilton Waikoloa Village was $210 million and $7 million, which is included within Due to Hilton affiliates on the combined consolidated balance sheets as of December 31, 2016 and 2015, respectively.

In June 2016, we transferred assets, including legal title, related to certain floors at the Embassy Suites Washington, D.C. to a wholly owned subsidiary of Parent in connection with a timeshare project. The net book value of these assets was approximately $40 million. No cash consideration was received for this transfer; therefore, the carrying value of the assets, net of related deferred tax liabilities was recognized as a $33 million non-cash equity distribution to Parent for the year ended December 31, 2016.

Certain of our hotels charge a wholly owned subsidiary of Parent for rental fees and other amenities. For the years ended December 31, 2016, 2015 and 2014, $25 million, $22 million, and $25 million, respectively, was recognized, primarily in rooms revenue, in our combined consolidated statements of comprehensive income.

Non-cash Distribution to and Contribution from Parent

In December 2016, the $450 million loan on the Hilton Orlando Bonnet Creek was repaid in full. We repaid $158 million of the loan and the remaining $292 million was repaid by a wholly owned subsidiary of Parent and recognized as a non-cash equity contribution from Parent.

In September 2016, we distributed interests in entities with ownership interests in the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club to Parent as these two hotels were not retained by us. The amount of the non-cash equity distribution, representing the carrying value of the assets and liabilities associated with these entities, was $20 million.

The Blackstone Group

In 2015, we acquired, as part of a tax deferred like-kind exchange of real property, certain properties from sellers affiliated with Blackstone for a total purchase price of $1.76 billion. Refer to Note 3: “Acquisitions” for additional information.

In 2014, we completed the sale of certain land and easement rights at the Hilton Hawaiian Village to an affiliate of Blackstone in connection with a development project. As a result, the related party acquired the rights to the name, plans, designs, contracts and other documents related to the development project. The total consideration received for this transaction was approximately $37 million. Refer to Note 4: “Disposals” for additional information.

Note 14: Geographic and Business Segment Information

We have one operating segment, our ownership segment, which includes 67 properties totaling 35,425 rooms. The performance of our operating segment is evaluated primarily based on adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). We define Adjusted EBITDA as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) furniture, fixtures and equipment (“FF&E”) replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based and certain other compensation expenses; (viii) severance, relocation and other expenses; and (ix) other items.

The following table presents revenues for our operating segment reconciled to combined consolidated amounts and ownership segment Adjusted EBITDA to net income:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Revenues:
Ownership	$2,714	$2,675	$2,503
Other revenue	13	13	10
Total revenues	$2,727	$2,688	$2,513
Ownership Adjusted EBITDA	$852	$862	$796
Other revenue	13	13	10
Impairment loss	(15)	—	—
Depreciation and amortization expense	(300)	(287)	(248)
FF&E replacement reserve	(3)	(2)	(2)
Corporate and other expense	(85)	(96)	(67)
Gain on sale of assets, net	1	143	—
Interest income	2	1	1
Interest expense	(181)	(186)	(186)
Interest expense, income tax, impairment and depreciation and amortization included in equity in earnings from investments in affiliates	(41)	(25)	(33)
Gain on foreign currency transactions	3	—	2
Other gain (loss), net	(25)	(6)	25
Income tax expense	(82)	(118)	(117)
Net income	$139	$299	$181

The following table presents total assets for our reportable segment, reconciled to combined consolidated amounts:

	December 31,
	2016	2015
	(in millions)
Ownership	$9,828	$9,783
All other	6	4
	$9,834	$9,787

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2016		2015		2014
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
	(in millions)
United States(1)(2)	$2,580	$8,300	$2,524	$8,422	$2,328	$6,606
United Kingdom	80	74	94	108	97	117
All other	67	167	70	146	88	188
	$2,727	$8,541	$2,688	$8,676	$2,513	$6,911

(1)

Includes revenues of $13 million, $13 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively, from our laundry operations which is not part of our segment. Also includes property and equipment, net of $4 million, $3 million and $3 million as of December 31, 2016, 2015 and 2014, respectively, from our laundry operations.

(2)	Excludes $1,543 million of property and equipment, net held for sale as of December 31, 2014.

Note 15: Commitments and Contingencies

As of December 31, 2016, we had outstanding commitments under third-party contracts of approximately $36 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2016 will not have a material effect on our combined consolidated results of operations, financial position or cash flows.

Note 16: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2016, 2015 and 2014, was $169 million, $176 million and $175 million, respectively.

There were no income taxes paid by us during the years ended December 31, 2016, 2015 and 2014.

The following non-cash investing and financing activities were excluded from the combined consolidated statements of cash flows:

•	In 2016, we received an equity contribution of $45 million from Parent related to a note payable and accrued interest that was forgiven.
•	In 2016, we made an equity distribution of $33 million to Parent related to the transfer of certain floors at the Embassy Suites Washington, DC to a wholly owned subsidiary of Parent.
•

In 2016, we made an equity distribution of $203 million to Parent related to the transfer of certain rooms at the Hilton New York Midtown and Hilton Waikoloa Village to a wholly owned subsidiary of Parent.

•

In 2016, we made an equity distribution of $20 million related to the distribution of interests in entities in the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club to Parent.

•	In 2016, we received an equity contribution of $292 million from Parent related to the repayment of a portion of the Bonnet Creek Loan on our behalf.

•	In 2015, we assumed the $450 million Bonnet Creek Loan as a result of an acquisition.
•	In 2015, we received an equity contribution of $2 million from Parent related to an obligation paid on our behalf by a wholly owned subsidiary of Parent.
•

In 2014, we completed an equity investments exchange with a joint venture partner where we acquired $144 million of property and equipment, $1 million of other intangible assets and assumed $64 million of long-term debt. We also disposed of $59 million in equity method investments.

•	In 2014, we restructured a capital lease in conjunction with a rent arbitration ruling, for which we recorded an additional capital lease asset and obligation of $11 million.
•

In 2014, we received an equity contribution of $14 million from Parent related to the transfer of other assets from a wholly owned subsidiary of Parent for a development project to us that we then sold to an affiliate of Blackstone.

•	In 2014, we made an equity distribution of $30 million to Parent related to the sale of certain floors at the Hilton New York Midtown to a wholly owned subsidiary of Parent.

Note 17: Selected Quarterly Financial Information (unaudited)

The following table sets forth the historical unaudited quarterly financial data for the periods indicated. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$661	$725	$671	$670	$2,727
Operating income	80	142	110	87	419
Net income	23	62	37	17	139
Net income attributable to Parent	22	60	34	17	133

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$613	$719	$681	$675	$2,688
Operating income	203	144	121	118	586
Net income	148	46	36	69	299
Net income attributable to Parent	147	45	32	68	292

Note 18: Subsequent Events

In January 2017, we declared a special dividend of $2.79 per share (“E&P Dividend”), or approximately $551 million in cash and shares of our common stock, for which no more than 20% will be paid in cash, to be paid on or as soon as practicable after March 9, 2017 to stockholders of record as of January 19, 2017. The E&P Dividend represents our estimated share of C corporation earnings and profits attributable to the period prior to January 4, 2017, in which we are required to pay our stockholders in connection with our election to be taxed as a REIT.

In February 2017, we declared a quarterly cash dividend of $0.43 per share for the first quarter of 2017. The dividend will be payable on April 17, 2017 to each stockholder of record as of March 31, 2017.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2016

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Waldorf Astoria Bonnet Creek Orlando	$—	$34	$274	$29	$1	$—	$34	$273	$3	$310	$(29)	2009	2/12/2015	3 - 40 years
Waldorf Astoria Casa Marina Resort Key West	—	164	174	9	4	—	164	179	8	351	(12)	1920	2/17/2015	3 - 40 years
Waldorf Astoria Reach Resort Key West	—	57	67	3	3	—	57	70	3	130	(5)	1970	2/17/2015	3 - 40 years
Hilton Hawaiian Village Beach Resort	1,275	925	807	17	285	—	954	1,004	76	2,034	(313)	1961	10/24/2007	3 - 40 years
Hilton New York Midtown	—	1,096	542	13	142	—	1,065	641	86	1,792	(177)	1963	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	—	113	232	16	142	—	113	335	54	502	(131)	1964	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—	89	216	3	78	—	90	253	45	388	(97)	1977	10/24/2007	3 - 40 years
Hilton Chicago	—	69	233	12	144	—	69	333	56	458	(107)	1927	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—	160	340	26	131	—	167	417	74	658	(165)	1988	10/24/2007	3 - 40 years
Parc 55 Hotel San Francisco	725	175	315	32	7	—	175	322	32	529	(28)	1984	2/12/2015	3 - 40 years
Hilton Orlando Bonnet Creek	—	15	378	31	7	—	16	381	61	458	(34)	2009	2/12/2015	3 - 40 years
Caribe Hilton	—	38	56	7	53	—	39	100	15	154	(45)	1949	10/24/2007	3 - 40 years
Hilton Chicago O’Hare Airport	—	—	114	8	12	—	—	115	18	133	(108)	1971	10/24/2007	3 - 40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	24	—	—	151	20	171	(39)	1983	8/30/2010	3 - 40 years
Hilton Boston Logan Airport	—	—	108	6	11	—	—	112	13	125	(35)	1999	10/24/2007	3 - 40 years
Pointe Hilton Squaw Peak Resort	—	14	45	5	(28)	—	5	22	9	36	(11)	1977	10/24/2007	3 - 40 years
Hilton Miami Airport	—	64	36	3	34	—	64	58	15	137	(22)	1984	12/14/2007	3 - 40 years
Hilton Atlanta Airport	—	10	99	3	24	—	10	110	16	136	(38)	1989	10/24/2007	3 - 40 years
Hilton São Paulo Morumbi	—	19	116	4	20	(66)	10	73	8	91	(20)	2002	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—	50	82	3	(17)	—	23	53	42	118	(44)	1987	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	15	—	—	79	8	87	(29)	1961	10/24/2007	3 - 40 years
Hilton Oakland Airport	—	—	13	3	(1)	—	—	9	6	15	(5)	1970	10/24/2007	3 - 40 years
Hilton Durban	—	—	56	3	20	(33)	—	29	16	45	(11)	1997	10/24/2007	3 - 40 years
Hilton New Orleans Airport	—	12	32	4	9	—	12	36	9	57	(16)	1989	10/24/2007	3 - 40 years
Hilton Short Hills	—	59	54	3	24	—	59	73	9	141	(32)	1988	10/24/2007	3 - 40 years
Hilton Blackpool	—	15	23	4	(6)	(15)	4	11	6	21	(7)	1982	10/24/2007	3 - 40 years
Hilton Rotterdam	—	5	33	3	54	(21)	4	62	9	75	(17)	1963	10/24/2007	3 - 40 years
Hilton Belfast	—	1	13	2	11	(10)	1	10	7	18	(7)	1998	10/24/2007	3 - 40 years
Hilton London Islington	—	4	18	3	13	(15)	—	18	5	23	(7)	1997	10/24/2007	3 - 40 years
Hilton Edinburgh Grosvenor	—	2	17	3	22	(16)	—	22	5	27	(8)	1999	10/24/2007	3 - 40 years
Hilton Coylumbridge	—	14	5	2	(17)	(5)	—	—	—	—	—	1965	10/24/2007	3 - 40 years
Hilton Bath City	—	—	11	2	12	(10)	—	11	5	16	(6)	1973	10/24/2007	3 - 40 years
Hilton Nuremberg	—	—	2	—	7	(2)	—	4	3	7	(4)	1990	5/31/2013	3 - 40 years
Hilton Milton Keynes	—	13	10	2	(11)	(8)	3	2	1	6	(1)	1991	10/24/2007	3 - 40 years

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2016

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Hilton Sheffield	—	—	13	2	(12)	(3)	—	—	—	—	—	1997	10/24/2007	3 - 40 years
Hilton Salt Lake City	—	—	—	10	18	—	—	7	21	28	(18)	2002	10/24/2007	3 - 40 years
Juniper Cupertino	—	40	64	8	1	—	40	64	9	113	(6)	1973	6/2/2015	3 - 40 years
DoubleTree Hotel Crystal City	—	43	95	2	47	—	43	127	17	187	(40)	1982	12/14/2007	3 - 40 years
DoubleTree Hotel San Jose	—	15	67	5	19	—	15	80	11	106	(28)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30	13	58	3	5	—	12	60	7	79	(18)	1974	10/24/2007	3 - 40 years
DoubleTree Spokane—City Center	12	3	24	2	6	—	3	28	4	35	(7)	1986	1/1/2010	3 - 40 years
DoubleTree Hotel Seattle Airport	—	—	—	11	24	—	—	11	24	35	(24)	1987	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—	—	—	2	16	—	—	9	10	19	(9)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—	—	—	4	10	—	—	5	9	14	(8)	1977	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—	—	—	2	5	—	—	3	4	7	(5)	1985	10/24/2007	3 - 40 years
Fess Parker's DoubleTree Resort Santa Barbara	165	71	50	2	7	—	71	54	5	130	(11)	1986	10/24/2007	3 - 40 years
Embassy Suites Washington, D.C.	—	62	53	2	(27)	—	39	50	1	90	(8)	1990	12/4/2007	3 - 40 years
Embassy Suites Parsippany	—	6	32	1	1	—	6	32	2	40	(3)	1984	7/25/2014	3 - 40 years
Embassy Suites Kansas City—Plaza	—	—	26	1	1	—	—	26	2	28	(6)	1973	7/25/2014	3 - 40 years
Embassy Suites Austin—Downtown/Town Lake	—	—	45	2	15	—	—	55	7	62	(21)	1983	10/24/2007	3 - 40 years
Embassy Suites Atlanta—Perimeter Center	—	6	23	1	1	—	6	23	1	30	(2)	1969	7/25/2014	3 - 40 years
Embassy Suites San Rafael—Marin County	—	7	27	1	2	—	7	28	2	37	(2)	1990	7/25/2014	3 - 40 years
Embassy Suites Kansas City—Overland Park	—	2	11	—	1	—	2	12	1	15	(1)	1987	7/25/2014	3 - 40 years
Embassy Suites Phoenix—Airport at 24th Street	—	—	15	1	(11)	—	—	2	4	6	(5)	1986	10/24/2007	3 - 40 years
Total	$2,207	$3,485	$5,331	$339	$1,358	$(204)	$3,382	$6,044	$884	$10,310	$(1,832)

(a)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Merger.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2016

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of period	$10,253	$8,220	$9,712
Additions during period:
Acquisitions(1)	—	1,872	155
Capital expenditures	224	224	169
Deductions during period:
Transfers to Assets Held for Sale	—	—	(1,543)
Sales and retirements	(161)	(3)	(232)
Foreign exchange effect	(6)	(60)	(41)
Balance at end of period	$10,310	$10,253	$8,220

(1)

In 2015, as part of a tax deferred exchange of real property, certain properties from sellers affiliated with The Blackstone Group L.P., a related party, were acquired for a total purchase price of $1.87 billion.

(B)	The change in accumulated depreciation for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of period	$1,639	$1,372	$1,325
Additions during period:
Depreciation expense	292	279	241
Deductions during period:
Sales and retirements	(95)	(3)	(185)
Foreign exchange effect	(4)	(9)	(9)
Balance at end of period	$1,832	$1,639	$1,372

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $5.433 billion as of December 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(a)	Financial Statements We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
(b)	Financial Statement Schedules Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
(c)	Exhibits

Exhibit Index

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.1

Employee Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.2

Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.3

Master Transition Services Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.4

Stockholders Agreement among Park Hotels & Resorts Inc. and the other parties thereto, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.5	Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.6

Registration Rights Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 001-37795), filed on November 14, 2016).

Exhibit Number	Description
10.7

Loan Agreement, dated as of October 7, 2016, among S.F. Hilton LLC and P55 Hotel Owner LLC, collectively, as Borrowers and JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lenders and the other parties thereto (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.8

Guaranty Agreement, dated as of October 7, 2016, among Park Intermediate Holdings LLC and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.9

Employment Agreement dated April 26, 2016, between Park Hotels & Resorts Inc. and Thomas J. Baltimore Jr (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 001-37795).

10.10

Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.11

Park Hotels & Resorts Inc. 2017 Executive Deferred Compensation Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.12

Registration Rights Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc. and HNA Tourism Group Co., Ltd (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.13

Stockholders Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc., HNA Tourism Group Co., Ltd. and, solely for purposes of Section 4.3 thereof, HNA Group Co., Ltd (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.14

Loan Agreement, dated as of October 24, 2016, among Hilton Hawaiian Village LLC, as Borrower, Hilton Hawaiian Village Lessee LLC, as Operating Lessee, and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender and the other parties thereto (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.15

Guaranty Agreement, dated as of October 24, 2016, among Park Intermediate Holdings LLC and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.16

Credit Agreement, dated as of December 28, 2016, by and among Park Intermediate Holdings LLC, Park Hotels & Resorts Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as documentation agents, and The Bank of New York Mellon, Citibank, N.A., PNC Bank, National Association and Royal Bank of Canada, as senior managing agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2016).

Exhibit Number	Description

10.17

Form of Performance Stock Unit Agreement by and between the Company and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2017).

10.18

Form of Restricted Stock Agreement by and between the Company and each of Robert D Tanenbaum and Thomas C. Morey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 26, 2017).

10.19

Form of Indemnification Agreement entered into between Park Hotels & Resorts Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 0001-37795), filed on November 14, 2016).

10.20	Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.21	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.22	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.23	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.24	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.25	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

99.1*	Section 13(r) Disclosure.

*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: March 2, 2017	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas J. Baltimore, Jr., Sean M. Dell’Orto and Thomas C. Morey, and each of them (with full power to act alone), the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2017
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 2, 2017
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2017
Darren W. Robb

/s/ Patricia M. Bedient	Director	March 2, 2017
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	March 2, 2017
Gordon M. Bethune

/s/ Robert G. Harper	Director	March 2, 2017
Robert G. Harper

/s/ Tyler S. Henritze	Director	March 2, 2017
Tyler S. Henritze

/s/ Christie B. Kelly	Director	March 2, 2017
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	March 2, 2017
Joseph I. Lieberman

/s/ Timothy J. Naughton	Director	March 2, 2017
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	March 2, 2017
Stephen I. Sadove