Form 10-K/A
period 2016-12-31
Park Hotels & Resorts Inc.
filed 2017-04-26
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There was no public market for the registrant’s common stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding on April 26, 2017 was 214,768,394.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Park Hotels & Resorts Inc., a Delaware corporation (“Park,” “we,” “our,” “us” and the “Company”), for the fiscal year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2017 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company does not intend to file a definitive proxy statement for an Annual Meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2016. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 2, 2017.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS AND OFFICERS

The following table sets forth the names, ages as of April 26, 2017 and positions of the current directors of the Park board of directors (the “Board”) and the current executive officers.

Name	Age	Position
Thomas J. Baltimore, Jr.	53	Chairman of the Board, President and Chief Executive Officer
Sean M. Dell’Orto	42	Executive Vice President, Chief Financial Officer and Treasurer
W. Guy Lindsey	54	Senior Vice President, Design and Construction
Thomas C. Morey	45	Senior Vice President, General Counsel and Secretary
Jill C. Olander	43	Senior Vice President, Human Resources
Matthew A. Sparks	56	Executive Vice President and Chief Investment Officer
Robert D. Tanenbaum	50	Executive Vice President, Asset Management
Gordon M. Bethune	75	Lead Independent Director
Patricia M. Bedient	63	Director
Robert G. Harper	39	Director
Tyler S. Henritze	36	Director
Christie B. Kelly	55	Director
Joseph I. Lieberman	75	Director
Timothy J. Naughton	56	Director
Stephen I. Sadove	65	Director

Thomas J. Baltimore, Jr. joined the Company in May 2016 and has served as our President and Chief Executive Officer and as a director and the Chairman of the Board since December 2016. Prior to joining the Company, Mr. Baltimore served most recently as the President and Chief Executive Officer of RLJ Lodging Trust (NYSE: RLJ) (“RLJ”) and as a member of its board of trustees from RLJ’s formation on January 31, 2011 until May 11, 2016. Prior to that, Mr. Baltimore co-founded RLJ Development and served as its president from 2000 to 2011. During this time period, RLJ Development and affiliates raised and invested more than $2.2 billion in equity. Previously, Mr. Baltimore served as vice president of gaming acquisitions of Hilton Hotels Corporation from 1997 until 1998 and later as vice president of development and finance from 1999 until 2000. He also served in various management positions with Marriott Corporation and Host Marriott Services Corporation, including vice president of business development. Mr. Baltimore currently serves on the board of directors of Prudential Financial, Inc. (NYSE: PRU). Previously, Mr. Baltimore served on the board of directors of Duke Realty Corporation (NYSE: DRE) until April 2017, the board of trustees of RLJ until May of 2016 and the board of directors of Integra Life Sciences Company (NASDAQ: IART) until August 2012. Mr. Baltimore is also a member of the National Association of Real Estate Investment Trusts (“NAREIT”) Executive Board where he currently serves as First Vice Chair. Mr. Baltimore received his Bachelor of Science degree from the McIntire School of Commerce, University of Virginia and his Master of Business Administration degree from the Colgate Darden School of Business, University of Virginia.

Mr. Baltimore’s knowledge of and extensive experience in various senior leadership roles in the lodging real estate industry provides our Board valuable industry-specific knowledge and expertise. In addition, Mr. Baltimore’s role as our President and Chief Executive Officer brings management perspective to Board deliberations and provides beneficial information about the status of our day-to-day operations.

Sean M. Dell’Orto has served as our Executive Vice President, Chief Financial Officer and Treasurer since December 2016. Prior to joining the Company, Mr. Dell’Orto served as Senior Vice President, Treasurer of Hilton Worldwide Holdings Inc. (NYSE: HLT) (“Hilton”), which was the Company’s parent until January 3, 2017, the closing date of the Spin-off (as defined below), from September 2012 until December 2016. Prior to that, Mr. Dell’Orto served as Vice President, Corporate Finance of Hilton from February 2010 to September 2012, leading corporate forecasting and capital markets activities including debt fundraising and refinancing, loan workouts and modifications, strategic planning and debt compliance. Prior to his tenure at Hilton, Mr. Dell’Orto held similar management roles at Barceló Crestline Corporation and Highland Hospitality Corporation. Mr. Dell’Orto received his Bachelor of Science degree from University of Virginia and his Master of Business Administration degree from the Wharton School, University of Pennsylvania.

W. Guy Lindsey joined the Company in September 2016 and has served as our Senior Vice President, Design and Construction since January 2017. Prior to joining the Company, Mr. Lindsey served as the Senior Vice President, Design and Construction at Sunstone Hotel Investors, Inc. (NYSE: SHO) from January 2009 until September 2016, where he oversaw renovations and conversions totaling approximately $800 million. During his previous tenure with Sunstone from 2001 until mid-2007, Mr. Lindsey oversaw all aspects of Sunstone’s renovations and conversions totaling more than $550 million. During the year and a half spent away from Sunstone, Mr. Lindsey was a partner with Northview Hotel Group, managing the renovation projects at its portfolio hotels. Prior to 2001, Mr. Lindsey served as an Executive Vice President of a general contractor specializing in hotel renovation and construction. Mr. Lindsey received his Bachelor of Science degree in Building Science from Auburn University.

Thomas C. Morey joined the Company in August 2016 and has served as our Senior Vice President, General Counsel and Secretary since December 2016. Prior to joining the Company, Mr. Morey served as Senior Vice President and General Counsel of Washington Real Estate Investment Trust from October 2008 until July 2016. Prior to that, he served in a business role as Chief Operating Officer of Medical Funding Services, Inc., a provider of financial and administrative services to healthcare companies, from February 2006 to September 2008. Previously, Mr. Morey was a corporate partner with Hogan & Hartson LLP, a multi-national law firm (now known as Hogan Lovells US LLP), where he focused on capital markets transactions, mergers and acquisitions, strategic investments and general business matters for national and regional lodging, residential, office, retail and other real estate investment trusts (“REITs”). From 1997 to 1998, Mr. Morey was a corporate attorney with Jones Day in Dallas, Texas. Mr. Morey is a former member of the board of directors of the Maryland Chamber of Commerce and also previously served on the Executive Committee of the Maryland Chamber of Commerce. Mr. Morey received his Bachelor of Arts degree from Princeton University and his Juris Doctor degree from Duke Law School.

Jill C. Olander has served as our Senior Vice President, Human Resources since January 2017. Prior to joining the Company, Ms. Olander served as Vice President, Human Resources Consulting with Hilton (NYSE: HLT), which was the Company’s parent until January 3, 2017, the closing date of the Spin-off, from July 2013 until December 2016. Prior to that, Ms. Olander served as Senior Director of Human Resources Consulting with Hilton from April 2010 to July 2013. Prior to that, she served as Vice President of Human Resources for Allied Capital (acquired by Ares Capital Management in 2010), a private equity investment firm and mezzanine capital lender, from April 2006 to January 2010. Previously, Ms. Olander also held various Human Resources management roles at Chevy Chase Bank (now Capital One Bank), Deloitte & Touche and Capital One Financial. Ms. Olander received her Bachelor of Science degree from Vanderbilt University.

Matthew A. Sparks has served as our Executive Vice President and Chief Investment Officer since January 2017. Prior to joining the Company, Mr. Sparks served as the Senior Vice President of Acquisitions & Development of Hilton (NYSE: HLT), which was the Company’s parent until January 3, 2017, the closing date of the Spin-off, from August 2011 until December 2016. During his tenure with Hilton, Mr. Sparks oversaw much of Hilton’s Luxury and Corporate growth and development in North America and led the Hilton team that completed the sale of the Waldorf Astoria New York to Anbang Insurance Group Co. Ltd. in 2015. Prior to his tenure at Hilton, Mr. Sparks served as senior vice president of acquisitions at Sage Hospitality Resources from 2010 until 2011. Before joining Sage, Mr. Sparks held various positions with Fairmont Raffles Hotels International, Wyndham Worldwide and Starwood Hotels & Resorts Worldwide Inc. Mr. Sparks received his Bachelor of Arts degree from the School of Hospitality Business, Michigan State University.

Robert D. Tanenbaum joined the Company in September 2016 and has served as our Executive Vice President, Asset Management since January 2017. Prior to joining the Company, Mr. Tanenbaum served as the Chief Operating Officer and Executive Vice President of Asset Management at DiamondRock Hospitality Company (NYSE: DRH) from 2013 until September 2016. Prior to his tenure at DiamondRock, Mr. Tanenbaum served as Principal of Madison Hotel Advisors LLC, a specialized asset management firm dedicated to value optimization for hotel owners, from 2004 until 2013. From 1996 until 2004, Mr. Tanenbaum served as Vice President, Asset Management with Host Marriot Corporation (now known as Host Hotels & Resorts Inc. (NYSE: HST) (“Host”)). During his tenure at Host, Mr. Tanenbaum was responsible for the repositioning of many assets and optimizing investor returns through a focused approach on operational excellence. Before joining Host, Mr. Tanenbaum served at PKF Consulting in San Francisco from 1992 until 1996, where he performed appraisals and feasibility studies for hotels, conference centers, and entertainment venues, as well as developed strategic plans for several US Air Force bases, and started his career with Four Seasons Hotels and Resorts working in both Chicago and then Maui. Mr. Tanenbaum is a member of the Hospitality Asset Managers Association, a lodging industry organization focused solely on asset management, and previously served four years on its board of directors and as Treasurer. Mr. Tanenbaum received his Bachelor of Science degree in Hotel Restaurant and Institutional Management from Pennsylvania State University.

Gordon M. Bethune has served as the Lead Independent Director since joining our Board in January 2017. Mr. Bethune worked for Continental Airlines, Inc. (now part of United Continental Holdings, Inc. (NYSE: UAL)) from February 1994 until December 2004, serving as Chairman and Chief Executive Officer from September 1996 until his retirement in December 2004, as Chief Executive Officer from November 1994 until September 1996 and as President and Chief Operating Officer from February 1994 until November 1994. Prior to his tenure at Continental, Mr. Bethune held senior management positions with The Boeing Company (NYSE: BA), Piedmont Airlines, Inc., Western Airlines, Inc. and Braniff Airlines. Mr. Bethune currently serves on the board of directors of Sprint Corporation (NYSE: S) and served on the board of directors of Prudential Financial, Inc. (NYSE: PRU) from 2005 until May 2016, Honeywell International Inc. (NYSE: HON) from 1999 until April 2016, Willis Towers Watson PLC (NASDAQ: WLTW) from 2004 until 2008, Continental from 2000 until 2004 and Sysco Corporation (NYSE: SYY) from 1999 until 2000. Mr. Bethune received his Bachelor of Science degree from Abilene Christian University in Dallas, Texas.

Mr. Bethune brings to our Board his public company directorship experience as well as his extensive operations and management experience, including as chief executive officer of an airline.

Patricia M. Bedient has served as a director on our Board since January 2017. Ms. Bedient has most recently served as Executive Vice President for Weyerhaeuser Company (NYSE: WY), one of the world’s largest integrated forest products companies, from 2007 until her retirement in July 2016. Ms. Bedient also served Weyerhaeuser as Chief Financial Officer from 2007 until February 2016. Prior to that, Ms. Bedient served as Senior Vice President, Finance and Strategic Planning of Weyerhaeuser from 2006 until 2007 and as Vice President, Strategic Planning from 2003, when Ms. Bedient joined Weyerhaeuser, until 2006. A certified public accountant (“CPA”) since 1978, Ms. Bedient served as managing partner of the Seattle office of Arthur Andersen LLP prior to joining Weyerhaeuser. Ms. Bedient also worked at Arthur Andersen’s Portland and Boise offices as a partner and as a CPA during her 27-year career with that firm. Ms. Bedient currently serves on the board of directors of Alaska Air Group, Inc. (NYSE: ALK), where she serves as the Lead Independent Director, and Suncor Energy Inc. (NYSE: SU). Ms. Bedient received her Bachelor of Science degree in Business Administration with concentrations in Finance and Accounting from Oregon State University. She is a member of the American Institute of CPAs.

Ms. Bedient brings to our Board her extensive financial and management experience, including service as a REIT chief financial officer. In addition, Ms. Bedient brings to our Board her public company directorship experience.

Robert G. Harper has served as a director on our Board since January 2017. Mr. Harper currently serves as the Head of U.S. Asset Management for the real estate group of The Blackstone Group L.P. (“Blackstone”). Since joining Blackstone in 2002, Mr. Harper has been involved in analyzing Blackstone’s real estate equity and debt investments in all property types. Mr. Harper has previously worked for Blackstone in Los Angeles and London, where he served as Head of Europe for the Blackstone Real Estate Debt Strategies business. Mr. Harper also currently serves as a director of Invitation Homes Inc. (NYSE: INVH) and will serve as a director of ESH Hospitality, Inc. (NYSE: STAY) until that company’s 2017 Annual Meeting of shareholders on May 17, 2017. Prior to joining Blackstone, Mr. Harper worked for Morgan Stanley’s real estate private equity group in Los Angeles and San Francisco. Mr. Harper received a Bachelor of Science degree from the McIntire School of Commerce, University of Virginia.

Mr. Harper brings to our Board his experience at Blackstone, which involves management and oversight of Blackstone’s global real estate assets, as well as his extensive financial background.

Tyler S. Henritze has served as a director on our Board since January 2017. Mr. Henritze has served as Senior Managing Director in the real estate group of Blackstone since January 2013 and is currently the Head of U.S. Acquisitions for Blackstone. Prior to being named as Senior Managing Director at Blackstone, Mr. Henritze served as Managing Director from 2011 until 2012 and as Principal from 2009 until 2010. Since joining Blackstone in 2004, Mr. Henritze has been involved in over $75 billion of real estate investments across all property types. He played a key role in acquisitions including GE Capital’s real estate business, Strategic Hotels, The Cosmopolitan of Las Vegas, Motel 6, Extended Stay Hotels, Equity Office Properties Trust, CarrAmerica Realty, La Quinta and Wyndham International. Before joining Blackstone, Mr. Henritze worked at Merrill Lynch in the real estate investment banking group and was involved in a variety of debt, equity and M&A transactions. He currently serves on the board of directors of The Cosmopolitan of Las Vegas, Motel 6 and BRE Select Hotel Corp, and previously served on the board of directors of Hilton Worldwide Holdings Inc. (NYSE: HLT) and La Quinta Holdings Inc. (NYSE: LQ). Mr. Henritze received his Bachelor of Science degree in Commerce from the McIntire School, University of Virginia. Mr. Henritze helped found and serves on the investment community board of CityYear New York.

Mr. Henritze brings to our Board knowledge of and experience in the real estate sector gained through his tenure at Blackstone, as well as his public company directorship experience.

Christie B. Kelly has served as a director on our Board since December 2016. Ms. Kelly has served as Executive Vice President and Chief Financial Officer of Jones Lang LaSalle Incorporated (NYSE: JLL) (“JLL”), a publicly traded financial and professional services firm specializing in real estate, since July 2013. Prior to her tenure at JLL, Ms. Kelly served as Executive Vice President and Chief Financial Officer of Duke Realty Corporation (NYSE: DRE) (“Duke”) from 2009 until June 2013. From 2007 until she joined Duke in 2009, Ms. Kelly served as Senior Vice President, Global Real Estate at Lehman Brothers, where she led real estate equity syndication in the United States and Canada. Prior to that, Ms. Kelly served General Electric Company (NYSE: GE) from 1983 to 2007 in numerous finance and operational financial management positions in the United States, Europe and Asia that included responsibility for mergers and acquisitions, process improvements, internal audit and enterprise risk management. Ms. Kelly currently serves on the board of directors of Kite Realty Group Trust (NYSE: KRG). Ms. Kelly received her Bachelor of Arts degree in Economics from Bucknell University. She has been recognized as one of the Women of Influence by the Indianapolis Business Journal.

Ms. Kelly brings to our Board financial and industry-specific expertise, including as chief financial officer of a real estate investment trust, as well as her public company directorship experience.

Sen. Joseph I. Lieberman has served as a director on our Board since January 2017. Sen. Lieberman has served as Senior Counsel at Kasowitz, Benson & Torres LLP, a national law firm focusing on complex commercial litigation, since 2013. Prior to joining Kasowitz, Sen. Lieberman, the Democratic Vice Presidential nominee in 2000, served 24 years in the U.S. Senate, retiring in January 2013 following the end of his fourth term. During his tenure in the U.S. Senate, Sen. Lieberman helped shape legislation in areas of public policy including national and homeland security, foreign policy, fiscal policy, environmental protection, human rights, health care, trade, energy, cyber security and taxes. Sen. Lieberman served the U.S. Senate in many leadership roles, including as the Chairman of the Committee on Homeland Security and Government Affairs. Prior to being elected to the U.S. Senate, Sen. Lieberman served as the Attorney General of the State of Connecticut from 1983 until 1988. From 1970 until 1980, Sen. Lieberman also served in the Connecticut State Senate, including three terms as majority leader. Sen. Lieberman received his Bachelor of Arts degree in Political Science and Economics and his Juris Doctorate degree from Yale University.

Sen. Lieberman brings to our Board extensive public policy and government relations experience, including as U.S. Senator of the State of Connecticut, and legal experience in his current role as Senior Counsel.

Timothy J. Naughton has served as a director on our Board since January 2017. Mr. Naughton currently serves as the Chairman, Chief Executive Officer and President of AvalonBay Communities, Inc. (NYSE: AVB) (“AvalonBay”). Mr. Naughton has served as Chairman of the Board of AvalonBay since May 2013, as Chief

Executive Officer since January 2012, and as President since February 2005. Joining AvalonBay’s predecessor entity in 1989, Mr. Naughton served as Chief Operating Officer of AvalonBay from 2001 until 2005, as Senior Vice President, Chief Investment Officer from 2000 until 2001 and as Senior Vice President and Vice President, Development and Acquisitions from 1993 until 2000. Mr. Naughton currently serves on the board of directors of Welltower Inc. (NYSE: HCN), serves as the Chair of the NAREIT, is a member of The Real Estate Round Table, is a member and past chairman of the Multifamily Council of the Urban Land Institute and is a member of the Real Estate Forum. Mr. Naughton received his Master of Business Administration from Harvard Business School and received his Bachelor of Arts degree in Economics with High Distinction from the University of Virginia, where he was elected to Phi Beta Kappa.

Mr. Naughton brings to our Board industry-specific experience in the real estate sector, including as chief executive officer of a real estate investment trust, as well as his extensive public company directorship experience.

Stephen I. Sadove has served as a director on our Board since January 2017. Mr. Sadove has served as a founding partner of JW Levin Management Partners LLC, a private management and investment firm, since 2015. Mr. Sadove also serves as principal of Stephen Sadove and Associates, which provides consulting services to the retail industry, since 2014. From 2007 until 2013, Mr. Sadove served as Chairman and Chief Executive Officer of Saks Incorporated. Prior to that, Mr. Sadove served Saks as Vice Chairman from January 2002 until March 2004, as Chief Operating Officer from March 2004 until January 2006 and was named Chief Executive Officer in 2006. Prior to his tenure with Saks, Mr. Sadove served Bristol-Myers Squibb Company (NYSE: BMY) from 1991 until 2001, as President, Clairol from 1991 until 1996, as President, Worldwide Beauty Care from 1996 until 1997, as President, Worldwide Beauty Care and Nutritionals from 1997 until 1998 and as Senior Vice President of Bristol-Myers Squibb and President, Worldwide Beauty Care from 1997 until 2001. Mr. Sadove currently serves on the board of directors of Colgate-Palmolive Company (NYSE: CL), where he serves as the Lead Director; Ruby Tuesday, Inc. (NYSE: RT), where he serves as the Non-Executive Chairman and Lead Director of the Board; and Aramark (NYSE: ARMK). Mr. Sadove served on the board of directors of J.C. Penney Company, Inc. (NYSE: JCP) until May 2016. Mr. Sadove received his Master of Business Administration degree with Distinction from Harvard Business School and received his Bachelor’s degree in Government from Hamilton College. He currently serves as the Chairman of the Board of Trustees of Hamilton College.

Mr. Sadove brings to our Board extensive operations and management experience, including as chief executive officer of a retailer, as well as his public company directorship experience.

There are no family relationships among any of our directors or executive officers.

OUR CORPORATE GOVERNANCE

The Board is committed to good corporate governance. We believe that good corporate governance promotes the long-term interests of our stockholders, strengthens Board and management accountability and results in public trust. The Board is responsible for providing advice and oversight of the strategic and operational direction of the Company and overseeing its executive management to support the long-term interests of the Company and its stockholders.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance include:

•	our Board is not classified and each of our directors is subject to re-election annually, and we intend not to classify our Board in the future without the approval of our stockholders;

•	under our Amended and Restated By-laws and our Corporate Governance Guidelines, directors who fail to receive a majority of the votes cast in uncontested elections will be required to submit their resignation to our Board;

•	our independent directors meet regularly in executive sessions; and

•	we do not have a stockholder rights plan, and if our Board were ever to adopt a stockholder rights plan in the future without prior stockholder approval, our Board would either submit the plan to stockholders for ratification or cause the rights plan to expire within one year.

CODE OF CONDUCT

The Board has adopted a Code of Conduct, which is available under the “Investors” tab of the Company’s website at http://www.pkhotelsandresorts.com, under the heading “Corporate Governance – Governance Documents.” Our website and the information contained in it or connected to it shall not be deemed to be incorporated by reference into this Amendment.

The Code of Conduct applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller, and sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. Any amendment to, or waivers from, certain provisions of our Code of Conduct for the Company’s Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller or persons performing similar functions will be posted on the Company’s website, at the address and location specified above.

COMPOSITION OF THE BOARD

Our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws provide that our Board will consist of such number of directors as may from time to time be fixed by our Board, but at no time shall the Board consist of greater than 12 or fewer than 3 directors. Each director will serve until our next annual meeting and until his or her successor is duly elected and qualified or until the director’s earlier death, resignation or removal.

In connection with Hilton’s spin-off of the Company (the “Spin-off”), the Company entered into a stockholder agreement with Blackstone (the “Blackstone Stockholders Agreement”). The Blackstone Stockholders Agreement provides that so long as Blackstone and other owners of Hilton prior to Hilton’s December 2013 initial public offering collectively own at least 5% of our outstanding common stock, Blackstone is entitled to designate a certain number of directors to our Board as specified in the Blackstone Stockholders Agreement. Based on Blackstone’s ownership of our common stock as of the date of this Amendment and the size of our Board upon appointment of the HNA directors as set forth below, Blackstone is entitled to designate two directors on our Board, which is the number of directors equal to the lowest whole number greater than 10% of the total number of directors comprising the Board. Accordingly, Blackstone has designated, and we intend to nominate for election as directors at our 2017 Annual Meeting of stockholders, Mr. Harper and Mr. Henritze, each to serve until our next annual meeting and until his respective successor is duly elected and qualified or until the director’s earlier death, resignation or removal. For a further description of Blackstone’s right to require us to nominate their designees, see the discussion under the caption “Business—Spin-Off Related Agreements—Stockholders Agreements—Blackstone Stockholders Agreement” in our Original Filing.

Additionally, on March 15, 2017, affiliates of Blackstone sold 53,651,453 shares of the Company’s common stock, representing approximately 25% of the outstanding shares of common stock of the Company, to HNA Tourism Group Co., Ltd. (“HNA”) (the “Sale”). In connection with the Sale, the Company entered into a stockholder agreement with HNA that became effective upon the closing of the Sale (the “HNA Stockholders Agreement”). The HNA Stockholders Agreement provides that so long as HNA beneficially owns at least 15% of our outstanding common stock, HNA is entitled to designate two directors to our Board and as long as HNA beneficially owns less than 15% but more than 5% of our outstanding common stock, HNA is entitled to designate one director, in each case meeting the qualifications specified in the HNA Stockholders Agreement. Each of HNA’s director designees must be reasonably satisfactory to our nominating and corporate governance committee. Based on HNA’s ownership of our common stock as of the date of this Amendment, HNA is entitled to designate two directors. Accordingly, we expect to elect or appoint such nominees to our Board following their review and approval by our Nominating and Corporate Governance Committee, with each such nominee to serve until our next annual meeting and until his or her successor is duly elected and qualified or until the director’s earlier death, resignation or removal. For a further description of HNA’s right to require us to nominate their designees, see the discussion under the caption “Business—Spin-Off Related Agreements—Stockholders Agreements—HNA Stockholders Agreement” in our Original Filing.

COMMITTEES OF THE BOARD

Audit Committee

Our audit committee consists of Ms. Bedient, Ms. Kelly, Sen. Lieberman and Mr. Sadove, with Ms. Kelly serving as chair. The audit committee has responsibility for, among other things, assisting the Board in reviewing: our financial reporting and other internal control processes; our financial statements; the independent auditors’ qualifications and independence; the performance of our internal audit function and independent auditors; and our compliance with applicable legal and regulatory requirements. The responsibilities of our audit committee are more fully described in our audit committee charter. The Board has determined that Ms. Bedient, Ms. Kelly, Sen. Lieberman and Mr. Sadove are independent as defined under the rules and regulations of the SEC and the New York Stock Exchange applicable to board members generally and audit committee members specifically. The Board has also determined that Ms. Bedient, Ms. Kelly, Sen. Lieberman and Mr. Sadove are financially literate within the meaning of the rules and regulations of the New York Stock Exchange and that Ms. Bedient and Ms. Kelly qualify as “audit committee financial experts” as defined under applicable SEC rules and regulations.

Compensation Committee

Our compensation committee consists of Mr. Bethune, Ms. Kelly, Mr. Naughton and Mr. Sadove, with Mr. Sadove serving as chair. The compensation committee has responsibility for, among other things, overseeing: the goals, objectives, compensation and benefits of our executive officers and directors; our overall compensation structure, policies and programs; and our compliance with applicable legal and regulatory requirements. The responsibilities of our compensation committee are more fully described in our compensation committee charter. The Board has determined that Mr. Bethune, Ms. Kelly, Mr. Naughton and Mr. Sadove are independent as defined under the rules and regulations of the SEC and the New York Stock Exchange applicable to board members generally and compensation committee members specifically.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Ms. Bedient, Mr. Bethune, Sen. Lieberman and Mr. Naughton, with Mr. Naughton serving as chair. The nominating and corporate governance committee has responsibility for, among other things: identifying and recommending to the Board candidates for election to our Board; reviewing the composition of the Board and its committees; developing and recommending to the Board corporate governance guidelines that are applicable to us; and overseeing Board evaluations. The responsibilities of our nominating and corporate governance committee are more fully described in our nominating and corporate governance committee charter. The Board has determined that Ms. Bedient, Mr. Bethune, Sen. Lieberman and Mr. Naughton are independent as defined under the rules and regulations of the New York Stock Exchange.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership of the Company’s equity securities and to file subsequent reports when there are changes in such ownership. Directors, officers and beneficial owners of more than 10% of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such reports furnished to us and upon written representations that no other reports were required, the Company believes that all reports required by Section 16(a) for our directors, officers and greater than 10% beneficial owners were filed on a timely basis for fiscal year 2016.

Item 11.	Executive Compensation.

COMPENSATION OF DIRECTORS

Director Compensation

Our director compensation program is designed to compensate independent, non-employee directors fairly for work required for a company of our size and scope and to align their interests with the interests of our stockholders. The program reflects our desire to attract, retain and use the expertise of highly-qualified people serving on our Board. The compensation committee, in consultation with the compensation committee’s independent compensation consultant (as described below), is responsible for reviewing and making recommendations to the Board regarding compensation paid to all independent, non-employee directors. None of our employee directors, those directors affiliated with Blackstone or the non-independent director that will be appointed by HNA to serve on our Board receive or will receive any additional compensation for serving as a director.

Our director compensation program for independent, non-employee directors consists of an annual compensation package as follows:

•	cash retainer of $75,000 ($110,000 in the case of the lead independent director);

•	additional cash retainer for serving on committees or as the chairperson of a committee as follows:

•	$7,500 for serving as a member (other than the chairperson) of the audit committee, the compensation committee and/or the nominating and corporate governance committee;

•	$25,000 for the chairperson of the audit committee;

•	$20,000 for the chairperson of each of the compensation committee and the nominating and corporate governance committee; and

•	equity award of $125,000 in the form of restricted stock, which generally vests on the date of the next annual meeting of stockholders that follows the grant date.

All cash retainers will be paid to each independent, non-employee director in quarterly installments. Any director receiving compensation may elect to receive 100% of his or her annual cash retainer in fully vested shares of the Company’s common stock of an equivalent value and which have a grant date on the regular quarterly payment date of the cash retainer.

Additionally, all of our directors will be reimbursed for reasonable travel and related expenses associated with attendance at our Board or committee meetings.

Stock Ownership Policy

To align the interests of directors with stockholders, the Board has adopted a requirement that each of our independent, non-employee directors who receives compensation for his or her service on our Board or a committee thereof will be required to own stock in an amount equal to five times his or her annual cash retainer. For purposes of this requirement, a director’s holdings include shares held directly or indirectly, individually or jointly; shares underlying vested options (based on excess value over the exercise price); shares underlying unvested time-vesting restricted stock and restricted stock units; and shares held under a deferral or similar plan. Non-employee directors are expected to meet this ownership requirement within five years of the later of (a) February 23, 2017 (i.e., the date on which the Company made its first broad-based equity incentive grants following the Spin-off) or (b) the date he or she first becomes subject to this stock ownership policy.

Perquisites

In order to encourage our independent directors to better understand our hotel assets and provide feedback on our portfolio, our independent directors are entitled to up to 30 complimentary room nights per calendar year, including associated room taxes and fees, at properties owned by the Company. The Company does not provide tax gross-ups to the directors with respect to these benefits.

Director Compensation for 2016

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2016. Messrs. Bethune, Harper, Henritze, Lieberman, Naughton and Sadove and Ms. Bedient did not serve as directors during fiscal year 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Christie B. Kelly(1)	4,098	—	—	4,098

(1)	Ms. Kelly was appointed to the Board on December 12, 2016. The Board approved a prorated cash retainer package for the period from her appointment date until the Spin-off closing date of January 3, 2017. The table above presents that portion of her fee earned for service between December 12, 2016 and December 31, 2016. In recognition of the limited period of service as a director during fiscal year 2016, Ms. Kelly did not receive any equity award component of her annual compensation for 2016.

EXECUTIVE OFFICER COMPENSATION AND OTHER MATTERS

Compensation Discussion and Analysis

Introduction

The Company finished fiscal year 2016 as a portion of the ownership business segment of Hilton, one of the world’s largest hospitality companies, and began fiscal year 2017 as a separate, independent publicly-traded company and leading lodging real estate company with a diverse portfolio of market-leading hotels. As we were not a separate public company during 2016, our executive compensation programs for 2016 were generally programs that had been established by Hilton.

After the completion of the Spin-off on January 3, 2017, the compensation committee (the “Committee”) undertook a careful review of the Company’s business and the competitive environment in which we will operate as an independent public company. As an independent real estate investment trust focused on asset management, Park’s business model is significantly different from that of Hilton’s. Consequently, the Committee began a comprehensive effort to develop a new executive compensation program for the Company in January 2017. To assist with that effort, the Committee engaged FPL Associates L.P. (“FPL”), a compensation consultant with substantial experience working with companies in the real estate investment trust industry. The Committee then established a peer group for the Company to assess its executive compensation in relation to the companies against which Park’s performance is and will be compared. In developing the Company’s executive compensation program, the Committee established goals of (i) creating programs that align the interests of our executives with those of our stockholders to maximize stockholder value; (ii) properly motivating management to balance short-term objectives with long-term value creation to the stockholders; and (iii) attracting and retaining the best executive talent by remaining competitive to programs that executives may be offered by other potential employers in the marketplace in which we compete for talent. At the completion of its process to develop the Company’s executive compensation program, the Committee adopted and approved the programs described below, which took effect for the 2017 compensation year.

This Compensation Discussion and Analysis (“CD&A”) provides an overview of the compensation for each of Park’s named executive officers (“NEOs”) for 2016. In addition, the CD&A covers the new executive compensation programs adopted by the Committee for the Company on a going forward basis in 2017 following the Spin-off. For fiscal year 2016, our NEOs were:

•	Thomas J. Baltimore, Jr. – Chairman of the Board, President and Chief Executive Officer

•	Sean M. Dell’Orto – Executive Vice President, Chief Financial Officer and Treasurer

•	Thomas C. Morey – Senior Vice President, General Counsel and Secretary

Executive Summary

The primary goals of our executive compensation programs are (i) aligning the interests of our executives with those of our stockholders to maximize stockholder value; (ii) properly motivating management to balance short-term objectives with long-term value creation to the stockholders; and (iii) attracting and retaining the best executive talent by offering competitive compensation programs. Set forth below is a summary of some of the key attributes that define our executive compensation programs.

✓        Maintain a short-term incentive program that is performance     oriented and is based on multiple, pre-defined Company     performance metrics and individual performance objectives

✓        Use total stockholder return as the sole performance metric     for our performance share units that are tied to multi-year     performance

✓        Maintain meaningful executive and independent director     stock ownership policy

✓        Engage an independent compensation consultant

✓        Conduct an annual peer group review to ensure total     compensation is properly benchmarked

✓        Offer limited perquisites

×        No guaranteed minimum short-term incentive or long-  term incentive payouts or annual salary increases

×        No tax gross-ups upon a change in control or other   compensation or benefits

×        No employment agreements with executives (other than   our Chief Executive Officer, whose employment   agreement was required in order to bring him to our   Company from another chief executive officer position)

×        No pledging or hedging activities by our executives and   directors

×        No plan design features that encourage excessive or   imprudent risk taking

×        No dividends on unearned performance stock units

Compensation Process and Philosophy

Our executive compensation programs are designed and administered under the direction and control of the Committee. The Committee is comprised solely of independent directors who review and approve our overall executive compensation programs and practices and set the compensation of our executive officers. In determining compensation for our executive officers, other than our Chief Executive Officer, the Committee considers, among other things, the recommendations of our Chief Executive Officer. The Committee is, however, solely responsible for making the final decisions on compensation for the Chief Executive Officer and other executive officers.

The Company’s executive compensation programs strive to achieve the following philosophy, principles and business objectives:

•	To align the interests of our executives with those of our stockholders to maximize stockholder value

•	To attract and retain top talent

•	To reinforce our business objectives and the Company’s values

•	To motivate management to balance short-term objectives with long-term value creation to the stockholders, and

•	To provide competitive compensation to management based on the marketplace in which the Company competes for talent.

Role of Compensation Consultant

Following the Spin-off, the Committee engaged the services of FPL as its independent compensation consultant. FPL provides the Committee with advice and resources to help it assess the effectiveness of the Company’s executive compensation strategy and programs. FPL reports directly to the Committee, and the Committee has the sole power to terminate or replace FPL at any time.

During 2016, Ferguson Partners L.P., an affiliate of FPL, was retained by Hilton, our former corporate parent prior to the Spin-off, to provide recruitment services that resulted in the placement of five members of our

Board of Directors and our chief executive officer. The aggregate fees paid by Hilton in 2016 for all services provided by Ferguson Partners were approximately $1,134,872. None of our Board members or our chief executive officer were involved in the engagement by Hilton of Ferguson Partners.

In 2017, the Committee assessed the independence of FPL in accordance with the applicable rules of the Securities and Exchange Commission and the New York Stock Exchange. After considering the foregoing, the Committee determined that it was appropriate to engage FPL as its compensation consultant.

Use of Peer Group Data

The Committee worked with FPL to develop peer groups of companies for benchmarking purposes. Traditionally, companies compare their compensation practices and performance against the performance of a group of companies whose business model and industry are relatively similar to those of the company. However, in recognition of the size and complexity of the Company, the Committee, at FPL’s recommendation, determined that it would be appropriate to utilize two peer groups in designing and administering the Company’s compensation programs. One peer group may be utilized to assess Company executive compensation practices against other lodging REITs and in the future for measuring relative performance. The other peer group may be utilized in designing pay programs calculated to attract and retain key employees in recognition of the greater responsibilities involved in managing a company of our size and complexity.

The Committee approved a 13-company size-based peer group and a 10-company lodging REIT-based peer group, both as set forth below. The size-based peer group took into account comparability in size in terms of market/total capitalization and similar revenue streams (i.e., generally real estate businesses with short-term “lease/rental” durations). The lodging REIT-based peer group includes REITs with a strategic focus on hotel assets. The Committee expects to annually review the composition of our peer groups and make changes when appropriate.

Size-Based Peer Group

Apartment Investment and Management Company	Host Hotels & Resorts, Inc.	Ryman Hospitality Properties, Inc.

Apple Hospitality REIT, Inc.	Hyatt Hotels Corporation	Sunstone Hotel Investors, Inc.

Camden Property Trust	LaSalle Hotel Properties	Weingarten Realty Investors

Extra Space Storage Inc.	RLJ Lodging Trust	Wyndham Worldwide Corporation

Federal Realty Investment Trust

Lodging REIT-Based Peer Group

Apple Hospitality REIT, Inc.	LaSalle Hotel Properties	Ryman Hospitality Properties, Inc.

Chesapeake Lodging Trust	Pebblebrook Hotel Trust	Sunstone Hotel Investors, Inc.

DiamondRock Hospitality Company	RLJ Lodging Trust	Xenia Hotels & Resorts, Inc.

Host Hotels & Resorts, Inc.

FPL’s benchmarking compared the compensation of our executive officers based on base salary and total target compensation (including base salary, target short-term annual incentive compensation and an annualized long-term incentive compensation) with that of executive officers of similar titles and job roles across the peer companies. The Committee considered and expects to continue to consider the amount and mix of base and variable compensation by referencing, for each executive officer position, the prevalence of each element and the level of compensation that are provided in the market based on FPL’s comparison analysis.

Role of Executives

The Committee believes management input is important to the overall effectiveness of the Company’s executive compensation programs. The Committee believes the advice of an independent compensation consultant should be combined with management input and the business judgment of the Committee members to arrive at a proper alignment of our compensation philosophy, principles and business objectives.

The Chief Executive Officer, the Senior Vice President and General Counsel and the Senior Vice President, Human Resources are the members of the Company who interact most closely with the Committee. These individuals work with the Committee to provide their perspective on aligning executive compensation strategies with our business objectives. When determining compensation for our executive officers, other than the Chief Executive Officer, the Committee considered individual performance as summarized and assessed by the Chief Executive Officer. The performance of the Chief Executive Officer was assessed directly by the Committee in executive session without the Chief Executive Officer present.

Say On Pay

As 2017 is our first year as a separate, independent publicly traded company, we have no say on pay results from the previous year to report. We intend to provide the Company’s stockholders with the opportunity to cast a say on pay and a say on frequency vote during our 2017 Annual Meeting of stockholders.

Compensation Framework

The primary components of our new executive compensation program, which commenced in fiscal year 2017, are base salary, short-term incentive compensation (cash) and long-term incentive compensation (equity). These components are described in more detail below.

Compensation Element	Form	Primary Objective	Key Feature
Base salary	Cash	• Recognize the performance of job responsibilities • Attract and retain the best executive talent to drive our success	• Adjustments are considered annually based on competitive market analysis and individual performance

Short-Term Incentive	Cash	• Promote short-term business objectives and growth strategies • Align pay with performance	• Annual cash incentive awards are made with respect to achievement of Company performance objectives and individual performance

Long-Term Incentive	Equity, including restricted stock awards (“RSAs”) and performance stock units (“PSUs”)	• Promote long-term value creation and growth strategies • Encourage maximization of stockholder value • Promote retention and provide ongoing incentives by encouraging long-term stock ownership

•       50% of annual long-term incentive award is delivered in RSAs that generally vest over 3 years

•       Remaining 50% is delivered in PSUs that have a 3-year performance period with performance based solely on relative total stockholder return (as described below)

Base Salary

Structure

The base salary payable to each executive officer provides a fixed component of compensation that reflects the executive’s position and responsibilities. Base salary levels are intended to be comparable with the competitive market, as determined by the Committee in its judgment, but are not targeted to specific market levels. The Committee expects to review base salaries annually and may make adjustments to better match competitive market levels or to recognize an executive’s professional growth and development or increased responsibilities.

2016 and Spin-off Matters

With respect to fiscal year 2016, the base salaries for Messrs. Baltimore and Morey were determined pursuant to arms-length negotiations of an employment agreement or offer letter related to their initial employment.

With respect to Mr. Dell’Orto, as Park was still a part of Hilton prior to the Spin-off, Hilton set the base salary level as set forth in the table below.

Name	Base Salary ($)(1)
Thomas J. Baltimore, Jr.	1,000,000
Sean M. Dell’Orto	371,315	(2)
Thomas M. Morey	450,000

(1)	The amounts shown reflect annualized base salary amounts for fiscal year 2016. Actual base salary amounts received during 2016 by the NEOs are reported in the 2016 Summary Compensation Table below.
(2)	This amount reflects base salary compensation received by Mr. Dell’Orto from Hilton in relation to his role as Senior Vice President, Treasurer of Hilton during 2016. The Company increased Mr. Dell’Orto’s base salary to $500,000, effective as of January 3, 2017, in order to reflect Mr. Dell’Orto’s new role as Chief Financial Officer and increased responsibilities with the Company.

Short-Term Incentive

Structure

Following the Spin-off, the Committee approved an executive short-term incentive plan (the “STIP”), which is intended to reward Company executives designated at the level of senior vice president and above who are members of the Company’s executive committee or are subject to Section 16 of the Exchange Act, based on our Company’s overall performance and the individual’s contribution to that performance. Pursuant to the STIP, each fiscal year, the Committee will determine a target bonus (the “Target Bonus”) for each such participant. Unless otherwise determined by the Committee, the Target Bonus for each participant (other than the Chief Executive Officer) will be up to 75% (for officers at the senior vice president level) or up to 100% (for officers at the executive vice president level) of his or her base salary, with the actual bonus range that may be earned by each participant being determined by the Committee each fiscal year. Pursuant to Mr. Baltimore’s Executive Employment Agreement with the Company, dated April 26, 2016 (the “CEO Employment Agreement”), his Target Bonus will be 150% of his base salary, with the actual bonus range that may be earned by Mr. Baltimore ranging from 75% to 225% of his base salary.

Annual STIP bonuses will be earned based on the achievement of both individual and Company performance objectives each fiscal year, as follows: (i) 25% (for officers at the senior vice president level), 20% (for officers at the executive vice president level) or 10% (for the Chief Executive Officer) of the bonus will be earned based on the achievement of individual performance objectives; and (ii) the remainder of the bonus will be earned based on the achievement of corporate performance objectives determined by the Committee at the beginning of such fiscal year. Individual objectives will be approved and scored by the Committee for the Chief Executive Officer and by the immediate supervisor for each other participant (with the Chief Executive Officer having the authority to revise any individual objectives or the scoring of such objectives for participants for whom the Chief Executive Officer is not the immediate supervisor). Corporate objectives will be approved and scored by the Committee.

To receive an award, participants must be employed by the Company through December 31 of the relevant fiscal year. Notwithstanding the foregoing, in the event of a participant’s termination of employment prior to December 31 of the relevant fiscal year (i) due to death or “disability” (as defined in the Company’s 2017 Omnibus Incentive Plan), the participant will receive a bonus for such fiscal year based on achievement of target performance but prorated for the actual days worked during such year, or (ii) due to “retirement” (as defined in the STIP), the participant will receive a bonus for such fiscal year based on actual achievement but prorated for the actual days worked during such year. In the event of a participant’s termination of employment by the Company for “cause” (as defined in the Company’s 2017 Omnibus Incentive Plan) following the end of the relevant fiscal year but prior to the payment of STIP bonuses for such fiscal year, the participant will forfeit his or her right to receive an annual STIP bonus for such fiscal year.

2016 and Spin-off Matters

For fiscal year 2016, the executive officers’ annual cash incentives were determined based on each officer’s participation in the Hilton annual cash incentive program and subsequently approved and ratified by the Committee. Each such officer’s annual incentive opportunities were expressed as a percentage of his base salary in effect at the fiscal year-end. For Mr. Dell’Orto, who had previously been an officer of Hilton prior and unrelated to the Spin-off, the threshold, target and maximum annual incentive opportunities of 30%, 60% and 90%, respectively, of base salary were set by Hilton based on peer group benchmark data and his scope and impact on Hilton’s overall results. The target and maximum annual incentive opportunities of each of Messrs. Baltimore and Morey were determined pursuant to the terms of their respective employment agreement or offer letter, and the actual amount of each officer’s annual award was pro-rated based on the number of days during 2016 that such officer was employed by Hilton or the Company. Pursuant to the terms of the CEO Employment Agreement, the target annual incentive opportunity for Mr. Baltimore was 150% of his base salary, with a threshold annual incentive opportunity set at 75% of his base salary and a maximum annual incentive opportunity set at 225% of his base salary. Pursuant to the terms of his offer letter, the target annual incentive opportunity for Mr. Morey was 75% of base salary, with a maximum annual incentive opportunity of 112.5%. Pursuant to the provisions of Hilton’s annual cash incentive plan, Mr. Morey’s threshold annual incentive opportunity was set at 37.5% of base salary.

In February 2017, the Committee approved final determinations of each officer’s annual cash incentive award for fiscal year 2016. Mr. Baltimore received $1,800,000 (which included a regular annual cash incentive award of $1,016,336 and a one-time cash bonus of $783,664 related to his exceptional efforts and performance in completing the Spin-off); Mr. Dell’Orto received $273,629; and Mr. Morey received $313,268 (which included a regular annual cash incentive award of $173,282 and a one-time, Spin-off related cash bonus of $139,986).

Mr. Morey commenced employment with the Company in August 2016 and became our Senior Vice President and General Counsel in December 2016. Pursuant to the terms of his offer letter, Mr. Morey received a sign-on cash payment equal to $130,000. This sign-on award is subject to clawback should Mr. Morey’s employment be terminated for cause or should he resign without good reason prior to the second anniversary of his date of employment.

Long-Term Incentive

Structure

Following the Spin-off, the Committee also approved an executive long-term incentive plan (the “LTIP”). The LTIP is intended to focus our executive officers and other eligible employees on, and reward them for, achieving our long-term goals and enhancing stockholder value. In addition to the Target Bonus determined pursuant to the STIP, each fiscal year, the Committee will also determine an aggregate target value (the “Aggregate Target Value”) under the LTIP for each participant. Unless otherwise determined by the Committee, the Aggregate Target Value for each participant (other than the Chief Executive Officer) will be up to 100% (for officers at the senior vice president level) or up to 200% (for officers at the executive vice president level) of his or her base salary. Pursuant to the CEO Employment Agreement, the Aggregate Target Value for the Chief Executive Officer will be equal to at least $3,500,000, as determined each year by the Committee.

For each fiscal year, the Aggregate Target Value for each participant is allocated such that (i) 50% of the value is granted in the form of a time-based award consisting of shares of restricted stock (“RSAs”) and (ii) 50% of the value is granted in the form of a performance-based award consisting of performance-based restricted stock units (“PSUs”). The terms of each RSA award and PSU award are described below.

•	Each fiscal year’s RSA award will vest ratably on each of the first three anniversaries of the grant date, subject to the continued employment of the participant through the applicable vesting date. In the event of a participant’s termination of employment (i) without “cause” (as defined in the Company’s 2017 Omnibus Incentive Plan) or due to “retirement” (as defined in the RSA award agreement), in each case after the first anniversary of the grant date, all of the remaining unvested shares will become vested, (ii) without cause within 12 months following a “change in control” (as defined in the Company’s 2017 Omnibus Incentive Plan), all of the remaining unvested shares will become vested, and (iii) due to death or “disability” (as defined in the Company’s 2017 Omnibus Incentive Plan), a prorated amount of the shares will vest based on the actual days worked during the performance period. With respect to the Chief Executive Officer’s RSA awards, the vesting upon termination of employment will be as set forth in the CEO Employment Agreement, as described below. Participants will receive dividends on the RSAs at the same time that regular dividend payments are made on the Company’s common stock.

•	Each fiscal year’s PSU award will vest based on the Company’s total stockholder return relative to the total stockholder returns of the companies that comprise the FTSE NAREIT Lodging Resorts Index and that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period, in each case over a three-year performance period beginning on January 1 of the fiscal year of such grant (or, in the case of the PSU awards made during 2017, January 4, 2017, which was the Company’s first day as a separate public company) (each a “Performance Period”), subject to the participant’s continued employment through the end of the Performance Period. The number of PSUs that may become vested will range from 0% to 200% of the number of PSUs granted to the participant, based on the level of achievement of the foregoing performance measure, as determined by the Committee. In the event of a participant’s termination of employment (i) without cause, due to retirement or due to death or disability, a prorated amount of the PSUs will vest based on the actual days worked during the Performance Period (and calculated based on actual performance through the end of the Performance Period) and (ii) without cause within 12 months following a change in control, the PSUs will vest based on actual performance through the end of the Performance Period and will not be prorated based on actual days worked during the Performance Period, provided that if the PSUs are not substituted or assumed following a change in control, then the PSUs will vest on the day immediately prior to the consummation of such change in control based on actual performance through such day. With respect to the Chief Executive Officer’s PSU awards, the vesting upon termination of employment will be as set forth in the CEO Employment Agreement, as described below. After the end of the Performance Period once the Committee has determined total stockholder return performance and the actual number of PSUs that have vested based on such performance, participants will receive accrued dividends on the shares underlying the vested PSUs based on each regular cash dividend declared on the Company’s common stock during the Performance Period.

For 2017 only, the NEOs also received one-time transition awards equal to 75% of their Aggregate Target Value (the “Transition Awards”). The value of such Transition Awards were allocated such that 33.34% of such value was delivered in RSAs that vest ratably on each of the first two anniversaries of the grant date and 66.66% of such value was delivered in PSUs that will vest, if at all, based on the PSU TSR metric over the two-year performance period beginning on January 4, 2017 and ending on January 3, 2019. The Transition Awards otherwise generally have the same terms as the regular annual RSA awards and PSU awards described above.

2016 and Spin-Off Matters

On May 16, 2016, pursuant to the CEO Employment Agreement, Mr. Baltimore was granted a one-time sign-on equity-based incentive award valued at $6,750,000 in the form of restricted stock units (“RSUs”) of Hilton that were originally scheduled to vest, as to 40% of the award, on December 15, 2016 and, as to the remaining 60% of the award, in three substantially equal annual installments beginning on the first anniversary of the grant date, generally subject to his continued employment through each applicable vesting date. In connection with the Spin-off, the vesting date for the 40% of the sign-on equity-based award was accelerated to December 5, 2016.

Pursuant to the terms of Mr. Morey’s offer letter, on February 3, 2017, Mr. Morey was granted a one-time sign-on RSA award, with a value of $1,300,000. This award will vest ratably on each of the first three anniversaries of Mr. Morey’s start date of August 1, 2016. On March 3, 2017, Mr. Dell’Orto was granted a one-time grant of RSAs, with a value of $1,000,000 and which will vest ratably on each of the first three anniversaries of the grant date. The RSA award to Mr. Dell’Orto is otherwise on the same general terms and conditions described above with respect to annual RSA awards granted under the LTIP.

For fiscal year 2016, Mr. Dell’Orto was eligible to participate in Hilton’s long-term incentive award program (the “Hilton LTIP”). The Hilton LTIP was designed to reward executives for future Hilton performance, align executive’s interests with the interests of stockholders and retain executives. Under the Hilton LTIP, executive officers were awarded stock options, RSUs and performance shares in fiscal year 2016. Pursuant to the Hilton LTIP, performance shares generally vested at the end of a three-year period and were divided into two tranches: 50% based on achievement of Hilton’s total stockholder return (“TSR”) relative to the TSRs of each member of Hilton’s peer company group; and 50% based on the compound annual growth rate of Hilton’s adjusted EBITDA over that three-year period by measuring the growth of Hilton’s adjusted EBITDA at the end of the performance period to that for the fiscal year immediately prior to the performance period. According to Hilton’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, Hilton defines adjusted EBITDA as net income adjusted to exclude interest expense, taxes and depreciation and amortization and further adjusted to exclude certain items, including gains, losses and expenses in connection with: (i) asset dispositions for both consolidated and unconsolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses;

(v) furniture, fixtures and equipment replacement reserves required under certain lease agreements; (vi) reorganization costs; (vii) share-based compensation expense; (viii) severance, relocation and other expenses; and (ix) other items. Based on the Hilton LTIP guidelines, for fiscal year 2016, the long-term incentive award grant value received by Mr. Dell’Orto was $371,274.

Pursuant to the CEO Employment Agreement and as described further below, Mr. Baltimore received a long-term incentive award grant of $1,750,000, which represented 50% of the long-term incentive award that the Company was obligated to grant him pursuant to the CEO Employment Agreement. For further information regarding Mr. Baltimore’s long-term award grant for fiscal year 2016, see the discussion under the caption “Compensation Tables—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—CEO Employment Agreement.” For further information regarding the long-term incentive awards granted to our NEOs for fiscal year 2016, see the table entitled “Compensation Tables—2016 Grants of Plan-Based Awards” below.

Lastly, in connection with the Spin-off, all equity awards under Hilton’s Omnibus Incentive Plan that were outstanding as of December 15, 2016, the “record date” for the Spin-off, and held by any executive officer employed by the Company on the Spin-off distribution date were converted into awards that settled or will settle in shares of our common stock as follows:

•	Stock Options: Outstanding stock options converted into an option to purchase shares of our common stock, on the same general terms and conditions as the Hilton stock option, with appropriate adjustments to the number of shares subject to the option and the exercise price payable per share;

•	Time-Vesting Restricted Stock Units: Outstanding RSUs that were subject to time-based vesting converted into RSUs that will settle in our common stock, on the same general terms and conditions of as the Hilton RSUs, with appropriate adjustments to the number of shares subject to such RSUs; and

•	Performance-Vesting Restricted Stock Units and Restricted Shares: Outstanding PSUs granted in 2014 were converted into an award of PSUs that settled in shares of our common stock based on the actual performance level achieved by Hilton during the performance period which ended on December 31, 2016. Outstanding PSUs and performance-vesting restricted stock (“Performance Shares”) that were granted in 2015 and 2016 were converted into time-vesting RSUs that will settle in shares of our common stock and were adjusted in order to preserve the value of the award immediately following the Spin-off.

CEO Employment Agreement

We have an employment agreement with our Chief Executive Officer, pursuant to which he is entitled to receive severance benefits in connection with certain terminations of employment and we are provided with the protections of certain restrictive covenants. The material terms of this agreement are described below in the section entitled “Compensation Tables—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table– CEO Employment Agreement.”

Other Elements of 2016 Compensation

Other Benefits and Perquisites

We maintain medical and dental insurance, accidental death insurance and disability insurance for all of our employees. Executives are eligible to participate in the same welfare benefit plans as our other employees and are covered by the same vacation, leave of absence and similar polices. Our executives may participate in Hilton-sponsored arrangements for executives of designated major hotel owners, including guaranteed access at Hilton-branded hotels at 25% discount off best available rate, up to 30 nights per year at cost, up to 30 nights per year at 50% off best available rate and 50% off food and beverage. We also plan to provide our executive officers with the opportunity for an annual physical examination.

Severance Benefits

We have not adopted a formal severance policy for executives. In most cases, we would expect to provide for severance in the event of termination without cause.

Pursuant to the CEO Employment Agreement, Mr. Baltimore is entitled to certain severance and change in control payments. For a further description of these severance and change in control terms, see the discussion under the caption “Compensation Tables—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—CEO Employment Agreement.”

Stock Ownership Policy

Our minimum stock ownership guidelines require each executive officer to maintain equity investment in the Company based upon a multiple (five times, in the case of the Chief Executive Officer, and three times, in the case of all other executive officers) of his or her base salary. For purposes of this requirement, an executive officer’s holdings include shares held directly or indirectly, individually or jointly; shares underlying vested options (based on excess value over the exercise price); shares underlying unvested time-vesting restricted stock and restricted stock units; and shares held under a deferral or similar plan. Each executive officer is expected to meet this ownership requirement within five years of the later of (a) February 23, 2017 (i.e., the date on which the Company made its first broad-based equity incentive grants following the Spin-off) or (b) the date he or she first becomes subject to this stock ownership policy.

Clawback Policy

We have adopted an incentive compensation clawback policy, which allows the Company to recover annual and/or long-term incentive compensation in specified situations. If the Committee determines that incentive compensation of our current and former officers subject to reporting under Section 16 of the Exchange Act or any other employee designated by the Board or the Committee was overpaid, in whole or in part, as a result of a restatement of the reported financial results of the Company or any of its segments due to material non-compliance with financial reporting requirements (unless due to a change in accounting policy or applicable law) caused or contributed to by such employee’s fraud, willful misconduct or gross negligence, the Committee will review the incentive compensation paid, granted, vested or accrued based on the prior inaccurate results and determine whether to seek recovery of any excess incentive compensation paid or earned as a result of such inaccurate results.

No Pledging Policy

The Company maintains a policy that generally prohibits directors, executive officers and other employees from purchasing any Company securities on margin, borrowing against Company securities held in margin accounts or pledging Company securities as collateral for a loan, without the prior approval of our Chief Financial Officer or General Counsel.

No Hedging Policy

The Company maintains a policy that prohibits directors, executive officers and other employees from completing any short sales of Company securities or from purchases or sales of puts, calls or other derivative instruments or securities based on the Company’s securities.

Tax Implication on Executive Compensation

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility of compensation over $1 million to the Company’s Chief Executive Officer and any of its three other most highly paid executive officers (other than the Chief Financial Officer) unless, in general, the compensation is paid pursuant to a plan which is performance-based, non-discretionary and has been approved by the Company’s stockholders. The Company believes that, because it qualifies as a REIT under the Code, the payment of compensation that does not satisfy the requirements under Section 162(m) for qualified performance-based compensation will not materially affect the Company’s net income. The Company also believes that the payment of such compensation will not materially affect the Company’s dividend requirements as a REIT. For these reasons, the Committee’s compensation policy and practices are not currently guided by considerations relating to Section 162(m).

Compensation Committee Interlocks and Insider Participation

During the 2016 fiscal year, we did not have a separately designated compensation committee because we were not an independent public company. None of the current members of our Committee have at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or compensation committee.

Compensation Committee Report

The Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Committee recommended to the Board that this Compensation Discussion & Analysis section be included in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Respectfully submitted,

The Compensation Committee of the Board

Stephen I. Sadove (Chairman)

Gordon M. Bethune

Christie B. Kelly

Timothy J. Naughton

COMPENSATION TABLES

2016 Summary Compensation Table

The following table summarizes the total compensation earned by each of our NEOs for the fiscal year ended December 31, 2016. As discussed in this Amendment, the Company became an independent, public company effective January 3, 2017. The information provided below includes compensation earned by our NEOs for services provided to Hilton and the Company prior to the Spin-off. Furthermore, this table reflects the pre-Spin-off unadjusted stock awards and option awards granted by Hilton to our NEOs during 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(6) ($)	Option Awards(7) ($)	Non-Equity Incentive Plan Compensation(8) ($)	All Other Compensation(9) ($)	Total ($)
Thomas J. Baltimore, Jr.(1) President and Chief Executive Officer	2016	634,615	783,664	(4)	8,499,979	—	1,016,336	35,256	10,969,850
Sean M. Dell’Orto(2) Executive Vice President and Chief Financial Officer	2016	369,651	—		297,013	74,261	273,629	11,280	1,025,834
Thomas C. Morey(3) Senior Vice President and General Counsel	2016	190,385	269,986	(5)	—	—	173,282	2,561	636,214

(1)	Mr. Baltimore joined the Company on May 16, 2016 and, as a result, his compensation for 2016 shown above represents compensation for a partial year of service.
(2)	The amounts in this table reflect the compensation received by Mr. Dell’Orto from Hilton in relation to his role as Senior Vice President, Treasurer of Hilton during fiscal year 2016 and is not necessarily indicative of the compensation that he will receive as an executive officer of the Company.
(3)	Mr. Morey joined the Company on August 1, 2016 and, as a result, his compensation for 2016 shown above represents compensation for a partial year of service.
(4)	Amount reflects a cash bonus awarded in recognition of Mr. Baltimore’s leadership role in relation to the Spin-off.
(5)	Amount reflects Mr. Morey’s (i) sign on cash bonus of $130,000 and (ii) an additional Spin-off related cash bonus of $139,986.
(6)	The amounts shown in the Stock Awards column reflect the aggregate grant date fair value of awards of RSUs and performance share awards, as computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 20 (“Share-Based Compensation”) of the consolidated financial statements included in Hilton’s Annual Report on Form 10-K for the year ended December 31, 2016. The grant date fair value of RSUs is determined using the fair value of the underlying common stock on the grant date. The grant date fair value of the performance shares is based upon the probable outcome of the applicable performance conditions.
(7)	The amounts shown in the Option Awards column reflect the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 20 (“Share-Based Compensation”) of the consolidated financial statements included in Hilton’s Annual Report on Form 10-K for the year ended December 31, 2016. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options).
(8)	The amounts shown in the Non-Equity Incentive Plan Compensation column reflect the amount each NEO earned under Hilton’s annual cash incentive program for fiscal year 2016.
(9)	The amounts shown in the All Other Compensation column reflect: (i) for Mr. Baltimore, group term life insurance premiums valued at $1,009 and attorney fees related to the negotiation of the CEO Employment Agreement of $34,247; (ii) for Mr. Dell’Orto, group term life insurance premiums valued at $680 and our matching contributions under the Company’s 401(k) plan of $10,600; and (iii) for Mr. Morey, group term life insurance premiums valued at $138 and our matching contributions under the Company’s 401(k) plan of $2,423.

2016 Grants of Plan Based Awards Table

The following table sets forth information regarding grants of plan-based awards to each of our NEOs for the fiscal year ended December 31, 2016. This table reflects the pre-Spin-off unadjusted stock awards and option awards granted by Hilton to our NEOs during 2016.

		Estimated Future Payouts(1) Under Non-Equity Incentive Plan Awards			Estimated Future Payouts (2) Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number or Shares of Stock or Units(3) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Thomas J. Baltimore, Jr.
Annual Cash Incentive	—	471,311	942,623	1,413,934	—	—	—	—	—	—	—
RSUs(5)	5/16/16	—	—	—	—	—	—	310,202	—	—	6,749,996
RSUs(6)	5/16/16	—	—	—	—	—	—	80,422	—	—	1,749,983

Sean M. Dell’Orto
Annual Cash Incentive	—	111,395	222,789	334,184	—	—	—	—	—	—	—
Stock Options	2/18/16	—	—	—	—	—	—	—	13,576	19.61	74,261
RSUs	2/18/16	—	—	—	—	—	—	3,786	—	—	74,243
PSUs	2/18/16	—	—	—	5,680	11,360	22,720	—	—	—	222,770

Thomas C. Morey
Annual Cash Incentive	—	70,543	141,086	211,629	—	—	—	—	—	—	—
RSUs	—	—	—	—	—	—	—	—	—	—	—

(1)	Reflects the possible payouts of cash incentive compensation under Hilton’s annual cash incentive program. The actual amounts that were paid to the NEOs are set forth in the “Non-Equity Incentive Plan Compensation” column of the 2016 Summary Compensation Table. For Messrs. Baltimore and Morey, these amounts reflect prorated amounts based on the period during 2016 that each worked at Hilton and the Company. See “Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis —Short-Term Incentive —2016 and Spin-Off Matters” above.
(2)	The amounts reported in the Estimated Future Payouts Under Equity Incentive Plan Awards column represent the possible number of performance shares granted to Mr. Dell’Orto under the Hilton LTIP that may vest based upon the level of achievement of the applicable performance measures. As described in further detail under the section entitled “Executive Compensation —Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis —Long-Term Incentive —2016 and Spin-Off Matters,” the performance shares have a three-year performance period and vest, as to 50% of the award, based on Hilton’s TSR relative to Hilton’s peer company group and, as to 50% of the award, based on Hilton’s adjusted EBITDA. Threshold assumes that 50% of the total performance shares awarded vest, target assumes that 100% of the total performance shares awarded vest and maximum assumes that 200% of the total performance shares awarded vest. In relation to the Spin-off, all of the 2016 performance shares awarded to Mr. Dell’Orto were valued at target and converted to RSUs of the Company that are subject to time-based vesting only.
(3)	The amounts reported in the All Other Stock Awards: Number of Shares of Stock or Units column represent the number of time vesting RSUs granted to the NEOs pursuant to the Hilton LTIP.
(4)	The amounts reported in the Grant Date Fair Value of Stock and Option Awards column show the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 20 (“Share-Based Compensation”) of the consolidated financial statements included in Hilton’s Annual Report on Form 10-K for the year ended December 31, 2016.
(5)	Reflects Mr. Baltimore’s one-time sign-on equity incentive award granted pursuant to the terms of the CEO Employment Agreement. For further details on this award, see “Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis —Long-Term Incentive —2016 and Spin-Off Matters” above.
(6)	Reflects Mr. Baltimore’s long-term incentive award for fiscal year 2016. For further details on this award, see “Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis —Long-Term Incentive —2016 and Spin-Off Matters” above.

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

The following discussion should be read in conjunction with (i) the “2016 Summary Compensation Table” and the “2016 Grants of Plan-Based Awards Table,” as well as the footnotes to such tables, and (ii) the disclosure under the caption “— Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis” above.

CEO Employment Agreement

On April 26, 2016, the Company entered into the CEO Employment Agreement with Mr. Baltimore specifying the terms of his employment as Hilton’s Executive Adviser—Real Estate prior to the Spin-off and as our President and Chief Executive Officer and a director on our Board following the Spin-off, subject to his re-election at our annual stockholders meetings. The CEO Employment Agreement provides for an initial four-year employment term, which term will be automatically extended by one year at the end of the then-current term unless either party provides advance notice of non-renewal. Under the terms of the CEO Employment Agreement, Mr. Baltimore is entitled to receive an initial annual base salary of $1,000,000, which is subject to increase but not decrease. During the employment term, he is also eligible to receive an annual cash bonus of 150% of his annual base salary (the “target annual bonus”) if target performance objectives are achieved, 75% of his annual base salary if threshold performance objectives are achieved and 225% of his annual base salary if maximum performance objectives are achieved. Pursuant to the CEO Employment Agreement, any bonus that was earned in respect of 2016 was to be prorated based on the period during 2016 that he worked at Hilton and the Company.

During the employment term, Mr. Baltimore was eligible to participate in the Hilton LTIP prior to the Spin-off and is eligible to participate in the Company’s LTIP following the Spin-off. Mr. Baltimore is entitled to receive an annual grant of long-term equity-based incentive awards with a target value of $3,500,000 (based on the grant date fair market value of the common stock awarded). With respect to the first grant made under the CEO Employment Agreement, fifty percent of the award was granted under the Hilton LTIP on May 16, 2016, and was in the form of Hilton RSUs that vest in three substantially equal annual installments beginning on the first anniversary of such grant date, generally subject to his continued employment through each applicable vesting date. The remaining 50% of such award was granted under the Park LTIP on February 3, 2017, and was in the form of Park PSUs that are eligible to vest in amounts ranging from 0% to 200% of the target number of units based on Park’s relative TSR compared to the TSRs of the companies that comprise the FTSE NAREIT Lodging/Resorts Index (that have a market capitalization in excess of $1 billion as of January 4, 2017) over a three-year performance period beginning on January 4, 2017 and ending on January 3, 2020, generally subject to his continued employment through the applicable vesting date. In addition to the foregoing, on May 16, 2016, Mr. Baltimore was granted a one-time sign-on equity-based incentive award valued at $6,750,000 in the form of Hilton RSUs that were originally scheduled to vest, as to 40% of the award, on December 15, 2016 and, as to the remaining 60% of the award, in three substantially equal annual installments beginning on the first anniversary of the grant date, generally subject to his continued employment through each applicable vesting date. In connection with the Spin-off, Hilton’s compensation committee determined to accelerate the vesting date for the 40% of the sign-on equity-based award originally scheduled to vest on December 15, 2016 to December 5, 2016. Mr. Baltimore is also entitled to participate in all employee benefit plans, programs and arrangements made available to our other executive officers generally.

If Mr. Baltimore’s employment is terminated without “cause” (other than due to death or “disability”), by him for “good reason” (as each such term is defined in the CEO Employment Agreement), or due to our non-renewal of the employment term, he will be entitled to receive (1) all accrued but unpaid amounts (including, accrued but unpaid salary through the date of termination, any accrued but unpaid annual cash bonus and any unpaid or unreimbursed expenses) (collectively, the “Accrued Rights”), (2) a lump sum cash severance payment in an amount equal to 2.99 times the sum of his annual base salary and target annual bonus then in effect, (3) subject to his election of COBRA continuation coverage, payment for a period of 12 months following the termination date (subject to earlier termination in certain cases) of an amount equal to the difference between the monthly COBRA premium cost and the monthly contribution paid by active employees for the same coverage and (4) accelerated vesting of any then-held unvested time-based restricted stock and unvested stock options and a prorated portion of the target number of any then-held unvested PSUs and performance shares, provided that such target number will not be prorated if the termination occurs within 12 months following a “change in control” (as defined in the CEO Employment Agreement). Mr. Baltimore is entitled to the foregoing, in each case, subject to his execution and non-revocation of a release of claims and continued compliance with non-compete and non-solicitation covenants for 18 months following his termination and non-disparagement and confidentiality covenants at all times following his termination. If Mr. Baltimore’s employment terminates due to death or disability, he will be entitled to receive (1) any Accrued Rights, (2) a prorated portion of the annual cash bonus that he would have otherwise been entitled to receive had his employment not terminated and (3) accelerated vesting of any then-held unvested time-based restricted stock and unvested stock options and a prorated portion of the target number of any then-held unvested PSUs and performance shares. The CEO Employment Agreement also provides that payments and benefits to be delivered in connection with this Agreement will be either delivered in full or to such lesser extent as would result in no portion of such payments and benefits being subject to the excise taxes imposed by the golden parachute rules of Section 4999 of the Code, whichever of the foregoing amounts, after taking into account all applicable taxes, results in the greatest amount of such payments and benefits to Mr. Baltimore on an after-tax basis.

Equity Awards

The equity awards granted to our NEOs during 2016 that appear in the tables above were granted pursuant to the Hilton LTIP, which is described further in the Compensation Discussion and Analysis section under the caption “— Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis –Long-Term Incentive –2016 and Spin-Off Matters.”

2016 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards for each of our NEOs as of December 31, 2016. The number of awards included in this table reflects the pre-Spin-off unadjusted equity awards granted by Hilton to our NEOs.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(2)(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)(4) ($)
Thomas J. Baltimore, Jr.	5/16/16	—	—	—	—	80,422	2,187,478	—	—
	5/16/16	—	—	—	—	186,120	5,062,464	—	—

Sean M. Dell’Orto
	2/19/14	6,094	3,140	21.53	2/19/24	—	—	—	—
	2/10/15	2,864	5,729	27.46	2/10/25	1,313	35,714	7,876	214,227
	2/18/16	—	13,576	19.61	2/18/26	3,786	102,979	11,360	308,992

Thomas C. Morey	—	—	—	—	—	—	—	—	—

(1)	Stock options vest in three equal annual installments beginning on the first anniversary of the grant date. For additional information on the conversion of the stock options in connection with the Spin-off, see “Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis —Long-Term Incentive —2016 and Spin-Off Matters.”
(2)	Represents RSUs granted to the respective NEOs. Pursuant to the CEO Employment Agreement, Mr. Baltimore was granted (i) a one-time sign-on equity award of 310,202 RSUs on May 16, 2016, 40% of which vested on December 5, 2016, and 60% of which vests in three substantially equal annual installments beginning on the first anniversary of the grant date, and (ii) an award of 80,422 RSUs on May 16, 2016, which represents 50% of his annual long-term equity-based incentive award for 2016 and vests in three substantially equal annual installments beginning on the first anniversary of the grant date. Pursuant to the Hilton LTIP, Mr. Dell’Orto’s RSUs vest in two equal annual installments beginning on the first anniversary of the applicable grant date. For additional information on the conversion of the RSUs in connection with the Spin-off, see “Executive Officer Compensation and Other Matters —Compensation Discussion and Analysis —Long-Term Incentive —2016 and Spin-Off Matters.”

(3)	Amounts reported are based on the adjusted closing price of Hilton’s common stock on the NYSE as of December 30, 2016 ($27.20) multiplied by the number of outstanding shares.
(4)	Represents performance shares granted to Mr. Dell’Orto pursuant to the Hilton LTIP. Generally, Hilton’s performance shares vest according to Hilton’s EBITDA and Hilton’s TSR relative to Hilton’s peer company group at the end of a three-year performance period. In connection with the Spin-off, on January 3, 2017, all of the performance shares granted to our NEOs in 2015 and 2016 were valued at target and converted to RSUs subject to time-based vesting only.

2016 Option Exercises and Stock Vested

The following table provides information regarding the number of Hilton stock options that were exercised by our NEOs and the number of Hilton restricted stock units that vested during the fiscal year ended December 31, 2016 prior to the Spin-off. The number of awards included in this table reflects the pre-Spin-off unadjusted equity awards granted by Hilton to our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Thomas J. Baltimore, Jr.	—	—	124,082	3,237,299
Sean M. Dell’Orto	—	—	15,347	374,121
Thomas C. Morey	—	—	—	—

(1)	Includes shares received from the vesting of RSUs and, for Mr. Dell’Orto, the Hilton performance shares granted in 2014 that vested on December 31, 2016 at 126% in relation to the TSR tranche and 100% in relation to the adjusted EBITDA tranche.
(2)	Amounts reported are based on the closing price Hilton’s common stock on the NYSE on the vesting date.

Potential Payments Upon Termination or Change in Control

The following table, footnotes and narrative set forth our payment obligations pursuant to the compensation arrangements for each of our NEOs under certain existing plans, agreements and awards, assuming (1) a termination of employment and/or (2) a change in control (“CIC”) occurred, in each case, on December 31, 2016. The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs. The number of shares with respect to stock options and stock units is presented on a pre-Spin-off and unadjusted basis.

In providing the estimated potential payments below, we have assumed that there are no (1) accrued but unpaid salary and annual bonuses amounts outstanding, or (2) unpaid reimbursements for expenses incurred prior to the date of termination.

Because the disclosures in the table assumes the occurrence of a termination or CIC as of a particular date and under a particular set of circumstances and therefore make a number of important assumptions, the actual amount to be paid to each of our NEOs upon a termination or CIC may vary significantly from the amounts included herein. Factors that could affect these amounts include the timing during the year of any such event, the continued availability of benefit policies at similar prices and the type of termination event that occurs.

Name	Benefit	Termination by Company without Cause or by NEO for Good Reason ($)		Termination by Company for Cause or by Executive without Good Reason ($)	Termination within 12 Months Following CIC ($)		Termination due to Death or Disability ($)
Thomas J. Baltimore, Jr.(1)
	Cash Severance	7,475,000	(2)	—	7,475,000	(2)	942,623
	Equity Awards(3)	7,249,942		—	7,249,942		7,249,942
	Continuation of Benefits	12,481		—	12,481		—
	Total Value of Benefits	14,737,423		—	14,737,423		8,192,565

Sean M. Dell’Orto(4)
	Cash Severance(5)	594,104		—	594,104		222,789
	Equity Awards(5)(6)	265,254		—	1,048,013		1,048,013
	Continuation of Benefits(7)	12,396		—	12,396		—
	Outplacement Services(8)	20,000		—	20,000		—
	Total Value of Benefits	891,754		—	1,674,513		1,270,802

Thomas C. Morey(4)
	Cash Severance(5)	787,500		—	787,500		337,500
	Equity Awards(5)(6)	—		—	—		—
	Continuation of Benefits(7)	—		—	—		—
	Outplacement Services(8)	20,000		—	20,000		—
	Total Value of Benefits	807,500		—	807,500		337,500

(1)	In relation to Mr. Baltimore, the above table summarizes the severance benefits that would have been owed to him pursuant to the terms of the CEO Employment Agreement if his employment had terminated under certain circumstances. For a further description of such benefits, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—CEO Employment Agreement.”
(2)	Under the terms of the CEO Employment Agreement, Mr. Baltimore would have been entitled to receive a cash severance amount equal to 2.99 times the sum of his base salary and target annual cash incentive opportunity, paid in a lump sum.
(3)	Amounts represent the value of the acceleration of any unvested performance shares, RSUs and stock options, assuming the acceleration occurred on December 31, 2016 and based on the closing price of Hilton’s common stock on the NYSE as of December 30, 2016 ($27.20).
(4)	Prior to the Spin-off, the terms of any severance benefits owed to Messrs. Dell’Orto or Morey were set forth in Hilton’s Executive Severance Plan.
(5)	Under the Hilton Executive Severance Plan, whether or not in connection with a change in control, Messrs. Dell’Orto and Morey would each have been entitled to receive a cash severance amount equal to his base salary and annual cash incentive award payable at target, each as in effect at the date of termination. If the employment of the NEO was terminated for death or disability, such executive would have been entitled to receive a prorated bonus. Amounts reported under “Termination due to Death or Disability” for Messrs. Dell’Orto and Morey reflect each such executive’s target annual bonus for the year ended December 31, 2016.
(6)	Amounts represent the value of the acceleration of any unvested performance shares, RSUs and stock options, assuming the acceleration occurred on December 31, 2016 and based on the closing price of Hilton’s common stock on the NYSE as of December 30, 2016 ($27.20). Pursuant to the terms of the Hilton award agreements:

•	Performance shares: If the NEO’s employment terminates as a result of death or disability, a prorated portion of the performance shares will immediately vest at target levels. Upon a change in control, a prorated portion of the performance shares will immediately vest based on actual performance through the most recently completed fiscal quarter, or, if performance is unable to be calculated, at target. In the table above, amounts upon a change in control reflect a prorated number of performance shares and are based on target performance. Performance shares are prorated based on the number of days in the performance period prior to the termination events described above.

•	RSUs: If the NEO’s employment is terminated without cause within 12 months following a change in control or due to the executive’s death or disability, all unvested RSUs will immediately vest.

•	Stock options: If the NEO’s employment terminates without cause within 12 months following a change in control or due to the executive’s death or disability, all unvested options will immediately vest and become exercisable. In the table above, amounts reported reflect the “spread,” or difference between the exercise price and closing price as of December 30, 2016.

(7)	Upon certain termination events, each executive is entitled to continued healthcare coverage in an amount equal to the excess of the cost of the coverage over the amount that the executive would have had to pay if the executive remained employed for 12 months following the date of termination. Additionally, under the Hilton Severance Plan, upon certain termination events, an executive who received life insurance coverage prior to the qualifying termination is entitled to receive a cash payment equal to the premiums required to continue such coverage for 12 months following the termination. Amounts reported assume 2016 rates.
(8)	Under the Hilton Severance Plan, upon certain termination events, each executive is entitled to outplacement services for a period of 12 months following the date of termination. Amounts in the table above assume that the cost to the Company for these outplacement services would be $20,000 for each executive.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying footnotes set forth information regarding the beneficial ownership of the Company, as of April 26, 2017, by (1) each person known to us to beneficially own more than 5% of any class of the outstanding voting securities of the Company, (2) each of our directors, (3) each of our named executive officers listed in the table entitled “2016 Summary Compensation Table” above, and (4) all of our directors and executive officers as a group. The percentage of beneficial ownership shown in the following table is based on 214,768,394 outstanding shares of common stock outstanding as of the close of business on April 26, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, the address for all persons named below is c/o Park Hotels & Resorts Inc., 1600 Tysons Blvd, Suite 1000, McLean, VA 22102.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		% of All Shares of Common Stock
Beneficial holders of 5% or more of our common stock
HNA(1)	53,651,453		25%
Blackstone (2)	32,397,132		15%

Named Executive Officers and Directors
Thomas J. Baltimore, Jr.	176,414	(3)	*
Sean M. Dell’Orto	98,217	(4)	*
Patricia M. Bedient	3,579		*
Gordon M. Bethune	2,734		*
Robert G. Harper	0		*
Tyler S. Henritze	0		*
Christie B. Kelly	3,743		*
Sen. Joseph I. Lieberman	2,734		*
Timothy J. Naughton	3,696		*
Stephen I. Sadove	6,126		*
Thomas C. Morey	61,072		*
Directors and executive officers as a group (15 people)	568,392	(5)	*

*	Represents less than 1%.
(1)	Based solely on information provided in a Schedule 13D filed on March 24, 2017 by HNA Group Co., Ltd. (“HNA Group”), HNA, HNA Tourism (HK) Group Co., Ltd. (“HNA Tourism HK”), HNA HLT Holdco III Limited (“SPV III”), HNA HLT Holdco II LLC (“SPV II”) and HNA HLT Holdco I LLC (“SPV I” and, collectively with HNA Group, HNA, HNA Tourism HK, SPV III and SPV II, the “HNA Entities”). SPV I is a wholly-owned subsidiary of SPV II, and 100% of the voting interests of SPV II are controlled by SPV III. SPV III is a wholly-owned subsidiary of HNA Tourism HK, which is a wholly-owned Subsidiary of HNA, which is a wholly-owned Subsidiary of HNA Group. The HNA Entities have shared voting and shared dispositive power over 53,651,453 shares of common stock. The address of the HNA Entities is HNA Tourism Group Co., Ltd., HNA Building, No. 7 Guoxing Road, Haikou, 570203, People’s Republic of China.

(2)	Based solely on information provided in Amendment No. 1 to Schedule 13D filed on March 17, 2017, reflecting 28,487,266 shares of common stock directly owned by HLT Holdco III Prime LLC, 98,597 shares of common stock directly owned by HLT BREH VI Holdco Prime LLC, 980,192 shares of common stock directly owned by HLT A23 Holdco Prime LLC, 2,799,114 shares of common stock directly owned by HLT BREP VI.TE.2 Holdco Prime LLC, 5,802 shares of common stock directly owned by HLT A23 BREH VI Holdco Prime LLC, 16,616 shares of common stock directly owned by HLT BREH Intl II Holdco Prime LLC (the foregoing entities, collectively, the “Blackstone Funds”) and 9,545 shares of common stock directly owned by Stephen A. Schwarzman.

The sole member of HLT Holdco III Prime LLC is HLT Holdco II Prime LLC. The sole member of HLT Holdco II Prime LLC is HLT Holdco Prime LLC. The sole member of HLT Holdco Prime LLC, HLT BREH VI Holdco Prime LLC and HLT A23 Holdco LLC is BH Hotels Holdco Prime LLC (“BH Hotels”).

The managing members of BH Hotels are Blackstone Real Estate Partners VI Prime L.P. and Blackstone Capital Partners V Prime L.P. The general partner of Blackstone Capital Partners V Prime L.P. is Blackstone Management Associates V L.L.C. The sole member of Blackstone Management Associates V L.L.C is BMA V L.L.C. The general partner of Blackstone Real Estate Partners VI Prime L.P. is Blackstone Real Estate Associates VI L.P. The general partner of Blackstone Real Estate Associates VI L.P. is BREA VI L.L.C. The managing member of each of BREA VI L.L.C. and BMA V L.L.C. is Blackstone Holdings III L.P.

The sole member of HLT BREP VI.TE.2 Holdco Prime LLC is HLT BREP VI.TE.2 Holdings Prime Holdco LLC. The sole member of HLT BREP VI.TE.2 Holdings Prime Holdco LLC is Blackstone Real Estate Partners VI.TE.2

Prime L.P. The general partner of Blackstone Real Estate Partners VI.TE.2 Prime L.P. is Blackstone Real Estate Associates VI L.P. The general partner of Blackstone Real Estate Associates VI L.P. is BREA VI L.L.C. The managing member of BREA VI L.L.C. is Blackstone Holdings III L.P.

The sole member of HLT BREH Intl II Holdco Prime LLC is HLT BREH Intl II Holdings Holdco Prime LLC. The controlling member of HLT BREH Intl II Holdings Holdco Prime LLC is Blackstone Real Estate Holdings International II-Q Prime L.P. The general partner of Blackstone Real Estate Holdings International II-Q Prime L.P. is BREP International II-Q GP L.P. The general partner of BREP International II-Q GP L.P. is BREP International II-Q GP L.L.C. The sole member of BREP International II-Q GP L.L.C. is Blackstone Holdings III L.P.

The sole member of HLT A23 BREH VI Holdco Prime LLC is HLT BREH VI-A Holdings Prime Holdco LLC. The sole member of HLT BREH VI-A Holdings Prime Holdco LLC is Blackstone Real Estate Holdings VI Prime L.P. The general partner of Blackstone Real Estate Holdings VI Prime L.P. is BREP VI Side-by-Side GP L.L.C. The sole member of BREP VI Side-by-Side GP L.L.C. is Blackstone Holdings III L.P.

The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of such Blackstone entities (other than each of the Blackstone Funds to the extent they directly hold the securities reported herein) and Mr. Schwarzman may be deemed to beneficially own the shares beneficially owned by the Blackstone Funds directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares. The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

As of January 3, 2017, Blackstone entities had pledged substantially all of the shares of our common stock held by them pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of common stock pledged to them.

(3)	Includes 61,646 shares underlying restricted stock units, net of taxes, that are vested or scheduled to vest within 60 days of the date of this Amendment.
(4)	Includes 30,073 shares underlying options and restricted stock units that are vested or scheduled to vest within 60 days of the date of this Amendment.
(5)	Includes an aggregate of 125,187 shares underlying options and restricted stock units that are vested or scheduled to vest within 60 days of the date of this Amendment.

EQUITY COMPENSATION PLAN INFORMATION

The table below presents information regarding compensation plans under which our common stock may be issued to employees and non-employees as compensation under the 2017 Omnibus Incentive Plan or the Non-Employee Director Stock Plan as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	(1)	—	8,450,000
Equity compensation plans not approved by security holders	—		—	—
Total	—		—	8,450,000

(1)	In connection with the Spin-off, we adopted the 2017 Omnibus Incentive Plan and the Non-Employee Director Stock Plan under which an aggregate of 8,000,000 share and 450,000 shares, respectively, of our common stock were authorized and available for future issuance. Prior to the end of fiscal year 2016, no equity awards had yet been granted under either of these plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

POLICY AND PROCEDURES REGARDING TRANSACTIONS WITH RELATED PERSONS

We recognize that related-party transactions present a heightened risk of conflicts of interest and have adopted a Related Person Transaction Policy to which all related-party transaction shall be subject. Pursuant to the policy, a “related person” (as defined as in Item 404(a) of Regulation S-K of the Exchange Act, which includes security holders who beneficially own more than 5% of our common stock, including Blackstone and HNA) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our Board. No related person transaction will be executed without the approval or ratification of our Board or a duly authorized committee of our Board (currently the nominating and corporate governance committee). If we become aware of an existing related person transaction that has not been approved under this policy, the transaction will be referred to our Board or a duly authorized committee of our Board (currently the nominating and corporate governance committee), which will evaluate all options available, including ratification, revision or termination of such transaction. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Certain types of transactions, which may have otherwise required individual review, have been pre-approved pursuant to the terms of our Related Person Transaction Policy. These types of transactions include transactions with and payments to or from Hilton or HGV pursuant to agreements that were in effect at the time of the Spin-off and certain transactions with or related to Blackstone or HNA (each a “Major Stockholder”), including, without limitation: (1) transactions in which a Major Stockholder may have a direct or indirect material interest entered into or in effect at the effective time of the Spin-off; and (2) the purchase or sale of products or services involving a Major Stockholder’s portfolio company, provided that (a) the appropriate officers reasonably believe the transaction to be on market terms, (b) the subject products or services are of a type generally made available to other customers by the portfolio company and (c) either the aggregate value involved in such purchase or sale is expected to be less than $10 million over five years or the transaction involves a new or assumed hotel management or franchise agreement with Hilton or its affiliates to commence or be assumed following the Spin-off.

TRANSACTION WITH RELATED PARTIES

Internal Reorganization and Agreements with Hilton and Hilton Grand Vacation Related to the Spin-off

As part of the Spin-off, Hilton, our parent prior to the Spin-off, underwent an internal reorganization, pursuant to which, among other things and subject to limited exceptions: (i) all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the owned real estate business of Hilton were retained by or transferred to Park or our subsidiaries; (ii) all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the Hilton’s timeshare business were retained by or transferred to Hilton Grand Vacation Inc. or its subsidiaries; (iii) all other assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) of Hilton were retained by or transferred to Hilton or its subsidiaries (other than Park, HGV and our respective subsidiaries); and (iv) Park distributed all of the stock of HGV and Hilton Domestic Operating Company Inc. to Hilton Worldwide Finance LLC, a subsidiary of Hilton.

Following the Spin-off, we and Hilton operate independently, and neither have any ownership interest in the other. To govern certain ongoing relationships between us and Hilton after the Spin-off and to provide mechanisms for an orderly transition, we, Hilton and Hilton Grand Vacation Inc. entered into agreements pursuant to which certain services and rights are provided for following the Spin-off, and we, Hilton and HGV will indemnify each other against certain liabilities arising from our respective businesses. These agreements included the Distribution Agreement (as such term is defined in the Original Filing) and various other agreements, including the Transition Services Agreement, the Tax Matters Agreement and the Employee Matters Agreement (as each such term is defined in the Original Filing). For more information regarding these agreements, see the “Business—Spin-Off Related Agreements” section of our Original Filing, which is incorporated by reference in this Amendment.

Management and Franchise Agreements with Hilton

In order for us to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels (as such term is defined in the Original Filing), we lease substantially all of our hotels to our TRS lessees, which, in turn have engaged third parties to operate these hotels pursuant to management agreements. We operate the Select Hotels pursuant to franchise agreements with Hilton. We may, in the future, re-flag existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

The general terms of the management and franchise agreements that we and Hilton have enter into are described in the “Business—Our Principal Agreements—Management Agreements” and “—Franchise Agreements” section of our Original Filing, which is incorporated by reference in this Amendment.

Stockholders Agreements

In connection with the Spin-off, the Company entered into the Blackstone Stockholders Agreement as such term is defined in the Original Filing). Additionally, on March 15, 2017 and in connection with the Sale as such term is defined in the Original Filing), the Company entered into the HNA Stockholders Agreement. These stockholder agreements set forth certain rights and obligations between the Company and each of Blackstone and HNA, including (without limitation) the right to designate a certain number of directors to our Board. For a further description of each of Blackstone’s and HNA’s rights and obligations under each respective stockholder agreement, see the discussion under the caption “Business—Spin-Off Related Agreements—Stockholders Agreements—HNA Stockholders Agreement” and “—Blackstone Stockholders Agreement” in our Original Filing, which is incorporated by reference in this Amendment.

Blackstone Side Letter

We entered into a letter agreement with certain entities affiliated with Blackstone (the “Blackstone Sellers”) and Hilton, pursuant to which the Blackstone Sellers agreed to sell or otherwise transfer, prior to the later to occur of the Sale or the Spin-off, shares of common stock of Hilton sufficient to avoid a violation of the 35% stock ownership limit applicable to Hilton as an eligible independent contractor under the relevant provisions of the Code (which represented approximately 5.5% of Hilton’s outstanding common stock). The Blackstone Sellers have performed their obligations under this letter agreement.

Registration Rights Agreements

In connection with the Sale, Park entered into a registration rights agreement with HNA. The HNA registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. The registration rights agreement also will require Park to pay certain expenses relating to such registrations and indemnify the registration rights holder against certain liabilities under the Securities Act of 1933, as amended (“Securities Act”). Park has also entered into a registration rights agreement with Blackstone with similar provisions that became effective upon the consummation of the Spin-off.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

Real Estate Transactions

In 2014, we completed the sale of certain floors at the Hilton New York Midtown to a wholly owned subsidiary of Hilton for $22 million in connection with a timeshare project. At closing, legal title of these floors was transferred to the subsidiary of Hilton. The net book value of these floors was approximately $66 million. The difference between the proceeds received and net book value of the floors was recognized as a non-cash equity distribution to Hilton, $30 million of which was recognized for the year ended December 31, 2014. In connection with this sale, we made a contractually required prepayment of $13 million on the variable-rate component of an existing CMBS loan in order to release these floors from collateral. Additionally, in October 2016, we completed the sale of an additional 25 rooms at the Hilton New York Midtown to a wholly owned subsidiary of Hilton in connection with timeshare projects. The net book value of these assets was approximately $33 million. Due to our continuing involvement, both of these transactions were not recognized as sales and were accounted for as sales-leaseback liabilities under the financing method. The assets will be derecognized at the end of the lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term on the remaining floors expires in September 2017.

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to a wholly owned subsidiary of Hilton in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. The assets will be derecognized at the end of lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term expires beginning May 2017 through December 2019, but may be extended if mutually agreed to by all parties.

The remaining sale-leaseback liability related to the Hilton New York Midtown and Hilton Waikoloa Village was $210 million.

In June 2016, we transferred assets, including legal title, related to certain floors at the Embassy Suites Washington, D.C. to a wholly owned subsidiary of Hilton in connection with a timeshare project. The net book value of these assets was approximately $40 million. No cash consideration was received for this transfer; therefore, the carrying value of the assets, net of related deferred tax liabilities was recognized as a $33 million non-cash equity distribution to Hilton for the year ended December 31, 2016.

In September 2016, we distributed interests in entities with ownership interests in the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club to Hilton as these two hotels were not retained by us. The amount of the non-cash equity distribution, representing the carrying value of the assets and liabilities associated with these entities, was $20 million.

Certain of our hotels charge a wholly owned subsidiary of Hilton for rental fees and other amenities. For the years ended December 31, 2016, $25 million was recognized, primarily in rooms revenue, in our combined consolidated statements of comprehensive income.

Other Relationships

In December 2015, we borrowed $45 million from Hilton with an interest rate of 1.82 percent. The note and accrued interest was forgiven in September 2016 and we recognized $45 million as a non-cash contribution from Hilton.

In December 2016, the $450 million loan on the Hilton Orlando Bonnet Creek was repaid in full. We repaid $158 million of the loan and the remaining $292 million was repaid by a wholly owned subsidiary of Hilton and recognized as a non-cash equity contribution from Hilton.

From time to time, we have engaged Jones Lang LaSalle Incorporated (“JLL”) and/or its subsidiaries to provide project management services in connection with capital projects at certain of our hotels and to represent us as landlord or tenant in certain leasing assignments. In addition, JLL has agreed to share with us a portion of the commissions it has received or will receive in connection with representing the Company in the lease of our corporate offices in Virginia. In 2014, 2015 and 2016, we made aggregate payments to JLL of approximately $0.8 million, $1.75 million and $1.57 million, respectively. We did not make any payments to JLL in 2013. Christie B. Kelly, who is a director of our Board, is Executive Vice President and Chief Financial Officer and a stockholder of JLL.

Director Independence

Our corporate governance guidelines provide that, a director is independent if, in the Board’s judgment, he or she does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent in accordance with the rules of the NYSE. As a result of this review, the Board affirmatively determined that each of Mses. Bedient and Kelly and Messrs. Bethune, Lieberman, Naughton and Sadove is independent.

Item 14.	Principal Accounting Fees and Services.

AUDIT AND NON-AUDIT FEES

In connection with the audit of the 2016 financial statements, we entered into an agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP, the Company’s independent registered public accounting firm, will perform audit services for the Company. Prior to the audit of the 2016 financial statements, we were a part of Hilton. The following table sets forth the fees billed to the Company by Ernst & Young LLP in 2016. The audit fees are for services that are normally provided by Ernst & Young LLP in connection with statutory or regulatory filings or engagements:

2016
Audit fees	$190,000
Audit-related fees	$—
Tax fees	$—
All other fees	$—

The amounts included above exclude fees related to the Spin-off (e.g., audit of combined consolidated financial statements included in Park’s registration statement on Form 10) and other audit and non-audit fees, all which were borne by Hilton.

AUDIT COMMITTEE POLICIES AND PROCEDURES

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, preapproving all audit services to be provided to the Company by, setting compensation for and reviewing the performance of the independent registered public accounting firm. The

Audit Committee charter requires it to preapprove all audit services to be provided to the Company, and the Audit Committee has adopted policies and procedures relating to such approval. In exercising this responsibility, the Audit Committee approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

3.	Exhibits.

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April 2017.

PARK HOTELS & RESORTS INC.

By:	/s/ Thomas J. Baltimore, Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K of the Exchange Act).

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.