Form 10-Q
period 2017-03-31
Park Hotels & Resorts Inc.
filed 2017-05-04
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Tysons Boulevard, Suite 1000

McLean, VA 22102

(Address of principal executive offices, including zip code)

(703) 584-7979

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding on April 28, 2017 was 214,768,394.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$8,516	$8,541
Investments in affiliates	82	81
Goodwill	604	604
Intangibles, net	43	44
Cash and cash equivalents	318	337
Restricted cash	18	13
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	180	130
Prepaid expenses	51	58
Other assets	28	26
TOTAL ASSETS (variable interest entities - $242 and $239)	$9,840	$9,834
LIABILITIES AND EQUITY
Liabilities
Debt	$3,012	$3,012
Accounts payable and accrued expenses	174	167
Due to hotel manager	125	91
Due to Hilton Grand Vacations	210	210
Deferred income tax liabilities	146	2,437
Other liabilities	202	94
Total liabilities (variable interest entities - $216 and $262)	3,869	6,011
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 214,767,295 shares issued and outstanding as of March 31, 2017	2	—
Additional paid-in capital	3,820	—
Retained earnings	2,258	—
Accumulated other comprehensive loss	(60)	(67)
Net Parent investment	—	3,939
Total stockholders' equity	6,020	3,872
Noncontrolling interests	(49)	(49)
Total equity	5,971	3,823
TOTAL LIABILITIES AND EQUITY	$9,840	$9,834

Refer to the unaudited notes to condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Rooms	$432	$429
Food and beverage	192	180
Other	60	52
Total revenues	684	661

Operating expenses
Rooms	114	114
Food and beverage	131	127
Other departmental and support	177	165
Other property-level	46	45
Management and franchise fees	34	26
Impairment loss	—	15
Depreciation and amortization	70	73
Corporate and other	18	16
Total expenses	590	581

Operating income	94	80

Interest expense	(30)	(46)
Equity in earnings from investments in affiliates	4	3
Gain on foreign currency transactions	1	—

Income before income taxes	69	37
Income tax benefit (expense)	2,281	(14)
Net income	2,350	23
Net income attributable to noncontrolling interests	—	(1)
Net income attributable to stockholders	$2,350	$22

Other comprehensive income, net of tax benefit (expense):
Currency translation adjustment, net of tax of $0 and $(1)	7	9
Total other comprehensive income	7	9

Comprehensive income	$2,357	$32
Comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to stockholders	$2,357	$31

Earnings per share:
Earnings per share - Basic	$11.65	$0.11
Earnings per share - Diluted	$11.02	$0.11

Weighted average shares outstanding - Basic	202	198
Weighted average shares outstanding - Diluted	213	198

Dividends declared per common share	$0.43	$—

Refer to the unaudited notes to condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net income	$2,350	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	73
Impairment loss	—	15
Equity in earnings from investments in affiliates	(4)	(3)
Gain on foreign currency transactions	(1)	—
Amortization of deferred financing costs	1	2
Distributions from unconsolidated affiliates	4	4
Deferred income taxes	(2,288)	(15)
Changes in working capital and other	9	(4)
Net cash provided by operating activities	141	95
Investing Activities:
Capital expenditures for property and equipment	(37)	(65)
Investments in affiliates	(1)	—
Change in restricted cash	—	14
Distributions from unconsolidated affiliates	1	2
Net cash used in investing activities	(37)	(49)
Financing Activities:
Change in restricted cash	(5)	(34)
Net transfers (to) from Parent	(9)	35
Dividends paid	(110)	—
Distributions to noncontrolling interests	—	(2)
Net cash used in financing activities	(124)	(1)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net (decrease) increase in cash and cash equivalents	(19)	44
Cash and cash equivalents, beginning of period	337	72
Cash and cash equivalents, end of period	$318	$116

Supplemental Disclosures
Non-cash financing activities:
Dividends paid in stock	$441	$—
Dividends declared but unpaid	$92	$—

Refer to the unaudited notes to condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Amortization of share-based compensation	—	—	2	—	—	—	—	2
Net income	—	—	—	2,350	—	—	—	2,350
Other comprehensive income	—	—	—	—	7	—	—	7
Dividends	16	—	(110)	(92)	—	—	—	(202)
Balance as of March 31, 2017	214	$2	$3,820	$2,258	$(60)	$—	$(49)	$5,971

	Accumulated Other Comprehensive Loss	Net Parent Investment	Non- controlling Interests	Total
Balance as of December 31, 2015	$(63)	$2,884	$(24)	$2,797
Net income	—	22	1	23
Other comprehensive income	9	—	—	9
Net transfers from Parent	—	35	—	35
Distributions to noncontrolling interests	—	—	(2)	(2)
Cumulative effect of the adoption of ASU 2015-02	—	(3)	1	(2)
Balance as of March 31, 2016	$(54)	$2,938	$(24)	$2,860

Refer to the unaudited notes to condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts located in prime United States (“U.S.”) and international markets. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction, which was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders, was intended to be tax-free to both Hilton and Hilton’s stockholders. As a result of the spin-off, each holder of Hilton common stock on the record date of December 15, 2016 received one share of our common stock for every five shares of Hilton common stock owned.

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment trust (“REIT”), effective January 4, 2017.  We are currently, and expect to continue to be, organized and operate in a REIT qualified manner.

As of the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Combination and Consolidation

Subsequent to January 3, 2017, the unaudited condensed consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities (“VIEs”) where we are the primary beneficiary. The historical unaudited condensed combined consolidated financial statements through January 3, 2017 represent the financial position and results of operations of entities held by us after the spin-off that had historically been under common control of the Parent. The historical unaudited condensed combined consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The unaudited condensed combined consolidated financial statements reflect our historical financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. In our opinion, the accompanying unaudited condensed combined consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All significant intercompany transactions and balances within the financial statements have been eliminated.

Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the audited combined consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Allocations

Through January 3, 2017, the historical condensed combined consolidated statements of comprehensive income included allocations of corporate general and administrative expenses from Hilton on the basis of financial and operating metrics that Hilton historically used to allocate resources and evaluate performance against its strategic objectives. Both we and Hilton considered the basis on which expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the historical period presented. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect our condensed combined consolidated results of operations, financial position and cash flows had we been a stand-alone company during the historical period presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the spin-off, we performed these functions using our own resources or purchased services. For an interim period, some of these functions will continue to be provided by Hilton under our transition services agreement (“TSA”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

Reclassifications

Certain line items on the condensed combined consolidated balance sheets as of December 31, 2016 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

The Company’s Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of the significant accounting policies. There have been no significant changes to the Company’s significant accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”), Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets, including real estate, and in substance nonfinancial assets to noncustomers, including partial sales. This ASU also clarifies that the derecognition of all businesses is in the scope of ASC 810, Consolidation. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and are to be applied on a retrospective basis. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This ASU must be applied concurrently with the new revenue recognition standard within ASU 2014-09. We are currently evaluating the effect that this ASU and ASU 2014-09 will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from goodwill impairment testing, including impairment testing for reporting units with zero or negative carrying amounts that fail the qualitative assessment, simplifying the subsequent measurement of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and are to be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU has no effect on our condensed consolidated financial statements; however, if our goodwill impairment test does not pass Step 1, we will evaluate the effect it will have on our consolidated financial statements.

Note 3: Property and Equipment

Property and equipment were:

	March 31, 2017	December 31, 2016
	(in millions)
Land	$3,398	$3,397
Buildings and leasehold improvements	6,022	6,015
Furniture and equipment	924	922
Construction-in-progress	115	79
	10,459	10,413
Accumulated depreciation and amortization	(1,943)	(1,872)
	$8,516	$8,541

Depreciation of property and equipment, including capital lease assets, was $69 million and $72 million during the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, property and equipment included approximately $19 million of capital lease assets primarily consisting of buildings and leasehold improvements, net of $8 million of accumulated depreciation.

Note 4: Consolidated Variable Interest Entities and Investments in Affiliates

Consolidated VIEs

As of March 31, 2017 and December 31, 2016, we consolidated three VIEs that own hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed combined consolidated balance sheets include the following assets and liabilities of these entities:

	March 31, 2017	December 31, 2016
	(in millions)
Property and equipment, net	$210	$208
Cash and cash equivalents	13	14
Restricted cash	14	13
Accounts receivable, net	4	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	9	6
Deferred income tax liabilities	—	49

During the three months ended March 31, 2017 and 2016, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2017	December 31, 2016
		(in millions)
Hilton Berlin	40%	$32	$31
Hilton San Diego Bayfront	25%	19	20
All others (7 hotels)	20% - 50%	31	30
		$82	$81

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $862 million and $861 million as of March 31, 2017 and December 31, 2016, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 5: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2017, were:

			Principal balance as of
	Interest Rate at March 31, 2017	Maturity Date	March 31, 2017	December 31, 2016
			(in millions)
Commercial mortgage-backed securities loan	4.11%	November 2023	$725	$725
Commercial mortgage-backed securities loan	4.20%	December 2026	1,275	1,275
Mortgage loans	Average rate of 4.00%	2020 to 2026(1)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(2)	L + 1.50%	December 2021(1)	—	—
Unsecured notes	7.50%	December 2017	55	55
Capital lease obligations	Average rate of 7.00%	2019 to 2094	14	14
			3,026	3,026
Less: unamortized deferred financing costs and discount			(14)	(14)
			$3,012	$3,012

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	$1 billion available under revolving credit facility.

Mortgage Loans

We are required to deposit with the lender certain cash reserves for restricted uses. As of March 31, 2017 and December 31, 2016, our condensed combined consolidated balance sheets included $18 million and $13 million, respectively, of restricted cash related to our commercial mortgaged-backed securities (“CMBS”) loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt as of March 31, 2017 were:

Year	(in millions)
2017	$55
2018	—
2019	—
2020(1)	12
2021	750
Thereafter	2,209
$3,026

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 6: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of our Level 1 unsecured notes were based on prices in active debt markets. The fair values of our other Level 3 liabilities presented below were determined based on: (i) indicative quotes received for similar issuances; or (ii) the expected future cash flows discounted at risk-adjusted rates. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$728	$725	$725
HHV CMBS Loan	3	1,275	1,274	1,275	1,275
Term Loan	3	750	745	750	750
Mortgage loans	3	207	206	207	208
Unsecured notes	1	55	57	55	57

Note 7: Income Taxes

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017, and expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock.  To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed combined consolidated financial statements for the three months ended March 31, 2017 related to our REIT activities, other than the derecognition of deferred tax liabilities discussed below.

We will be subject to U.S. federal income tax on built-in gains representing the excess of fair value over tax basis for property held by us on January 4, 2017 on any taxable sales of such built-in gain property during the five-year period following our election to be taxed as a REIT.  In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

We recognized an income tax benefit for the three months ended March 31, 2017 primarily as a result of the derecognition of approximately $2.3 billion of deferred tax liabilities upon our declaration of intent to be taxed as a REIT.

Through January 3, 2017, we had been included in the consolidated federal income tax return of Hilton, as well as certain state tax returns where Hilton filed on a consolidated or combined basis, and foreign tax filings, as applicable. For purposes of our historical condensed combined consolidated balance sheets, we have recorded deferred tax balances as if we filed tax returns on a stand-alone basis separate from Hilton, but not as a REIT. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis required considerable judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, our historical condensed combined consolidated balance sheets may not necessarily reflect what our tax liability would have been if we were a stand-alone enterprise during the periods presented.

During the three months ended March 31, 2016, Parent paid $28 million of income taxes related to our operations. Neither us nor our Parent paid income taxes related to our operations during the three months ended March 31, 2017.

Note 8: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”), effective January 3, 2017. The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2017, 6,617,542 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of March 31, 2017, 433,596 shares of common stock remain available for future issuance. For the three months ended March 31, 2017, we recognized $3 million of share-based compensation expense. As of March 31, 2017, unrecognized compensation expense was $31 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	535,994	26.49
Vested	(3,778)	25.67
Forfeited	(3,118)	26.22
Unvested at March 31, 2017	529,098	$26.50

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a performance measure based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the three months ended March 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	385,142	31.95
Vested	—	—
Forfeited	(1,039)	31.90
Unvested at March 31, 2017	384,103	$31.95

The weighted average grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	27.0% - 29.5%
Dividend yield(2)	—%
Risk-free rate(3)	1.2% - 1.5%
Expected term	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical volatility over the performance period to estimate appropriate expected volatilities. The weighted average expected volatility was 28.4%.

(2)	Dividends are assumed to be reinvested in shares of common stock and dividends will not be paid unless shares vest. We utilized a dividend yield of zero percent.
(3)	Based on U.S. Separate Trading of Registered Interest and Principal Securities rates collected from Bloomberg.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2017	2016(1)
	(in millions, except per share amounts)
Weighted average shares outstanding - basic	202	198
Net effect of shares issued with respect to E&P Dividend(2)	11	—
Weighted average shares outstanding - diluted	213	198

Net income attributable to stockholders(3)	$2,350	$22
Basic EPS(4)	$11.65	$0.11
Diluted EPS(4)	$11.02	$0.11

(1)	For 2016, basic and diluted earnings per share were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(3)	Includes the derecognition of approximately $2.3 billion of deferred tax liabilities during the three months ended March 31, 2017.
(4)	Per share amounts are calculated based on unrounded numbers.

For the three months ended March 31, 2017, the number of outstanding equity awards that were excluded from the weighted average shares outstanding in the computation of diluted EPS was 91,687 because their effect would have been anti-dilutive under the treasury stock method.

Note 10: Net Parent Investment

Parent

Net Parent investment on the historical condensed combined consolidated balance sheets represent Hilton’s historical investment in us, the net effect of transactions with and allocations from Hilton and our accumulated earnings. Net transfers (to) from Parent are included within Net Parent investment. The components of the Net transfers (to) from Parent on the condensed combined consolidated statements of cash flows were:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Cash pooling and general financing activities	$(9)	$(5)
Corporate allocations	—	12
Income taxes	—	28
Net transfers (to) from Parent	$(9)	$35

Note 11: Business Segment Information

As of March 31, 2017, we have two operating segments, our consolidated hotels and unconsolidated hotels, which include 58 and 9 hotels (30,357 and 5,083 rooms), respectively. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA, further adjusted to exclude certain items, including, but not limited to, gains, losses and expenses in connection with: (i) asset dispositions for consolidated investments; (ii) foreign currency transactions; (iii) debt restructurings/retirements; (iv) non-cash impairment losses; (v) transition or reorganization costs; (vi) share-based and certain other compensation expenses; (vii) severance, relocation and other expenses; and (viii) other items.

The following table presents revenues for our consolidated hotels reconciled to our condensed combined consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2017	2016(1)
	(in millions)
Revenues:
Total consolidated hotel revenue	$681	$658
Other revenue	3	3
Total revenues	$684	$661

Hotel Adjusted EBITDA	$179	$182
Other revenue	3	3
Impairment loss	—	(15)
Depreciation and amortization expense	(70)	(73)
Corporate and other expense	(18)	(16)
Interest expense	(30)	(46)
Equity in earnings from investments in affiliates	4	3
Gain on foreign currency transactions	1	—
Income tax benefit (expense)	2,281	(14)
Other adjustment items	—	(1)
Net income	$2,350	$23

(1)	Prior to the spin-off, we had one operating and reportable segment, our ownership segment. Prior period presentation has been restated to reflect our current reportable segment.

The following table presents total assets for our consolidated hotels, reconciled to condensed combined consolidated amounts:

	March 31, 2017	December 31, 2016
	(in millions)
Consolidated hotels	$9,751	$9,747
All other	89	87
	$9,840	$9,834

Note 12: Commitments and Contingencies

As of March 31, 2017, we had outstanding commitments under third-party contracts of approximately $54 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2017 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 13: Subsequent Events

In April 2017, we entered into two contracts for the purchase of three parcels of land adjacent to one of our hotels, Hilton Hawaiian Village Waikiki Beach Resort in Honolulu, Hawaii: (i) a contract to purchase one of the parcels for a purchase price of $10 million, which is expected to close in the fourth quarter of 2017 and (ii) an option to purchase two additional parcels, owned by a different seller, for $15 million. The contracts required a total deposit of less than $1 million. The initial option period on the second contract is one year and may be extended for up to four additional years. These contracts are subject to customary due diligence periods and can be cancelled for any reason during these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed combined consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the benefits resulting from our separation from Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”), the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse global portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We hold investments in entities that have ownership or leasehold interests in 67 hotels, consisting of premium-branded hotels and resorts with over 35,000 rooms, of which over 85% are luxury and upper upscale and nearly 90% are located in the U.S. Luxury and upper upscale refers to luxury hotels and upper upscale hotels as defined by Smith Travel Research. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and a number of hotels adjacent to major gateway airports, such as Los Angeles International, Chicago O’Hare, Boston Logan and Miami Airport, and select suburban locations.

Our objective is to be the preeminent lodging real estate investment trust (“REIT”) and to generate premium long-term total returns for our stockholders through proactive and sophisticated asset management, value-enhancing investment and disciplined capital allocation.  As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives within our portfolio represents a significant embedded growth opportunity. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispositions to further enhance the value and diversification of our assets throughout the lodging cycle, including potentially taking advantage of the economies of scale that could come from consolidation in the lodging REIT industry.

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. We consider our consolidated hotels to be our only reportable segment. Total hotel revenue includes rooms, food and beverage and other revenue, excluding revenue from our laundry business and other miscellaneous revenue, from both our comparable and non-comparable consolidated hotels.

Spin-Off from Hilton Worldwide Holdings Inc.

On January 3, 2017, Hilton completed the spin-off of a portfolio of hotels and resorts that resulted in the establishment of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) as an independent, publicly traded company. As a result of the agreements we entered into in connection with the spin-off and our intention to elect to be taxed as a REIT, the below items affected the comparability of our results of operations.

In connection with the spin-off, we entered into agreements, including long-term hotel management and franchise agreements, with our hotel managers that have either not existed historically, or that are on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. Our historical condensed combined consolidated financial statements do not reflect the effect of these new or revised agreements and our historical expenses, including corporate and other expense and management fee expense, may not be reflective of our condensed combined consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods discussed in our “Results of Operations” section.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes for our tax year beginning January 4, 2017. We are currently organized and operate consistent with the requirements to be a REIT and expect to continue to be organized and operate so as to qualify as a REIT. So long as we qualify as a REIT, except as it relates to our U.S. taxable REIT subsidiaries, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

We expect to make distributions to our stockholders in amounts that equal or exceed the requirements to qualify and maintain our qualification as a REIT. Prior to making any distributions, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the REIT annual distribution requirements (including to avoid corporate level taxation), it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Basis of Presentation

The condensed combined consolidated financial statements reflect our financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The historical condensed combined consolidated financial statements represent the financial position and results of operations of a combination of entities under common control that were “carved out” of Hilton’s consolidated financial statements and reflect significant assumptions and allocations. References to “historical” periods within this Quarterly Report on Form 10-Q are for periods prior to the spin-off date of January 3, 2017. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our unaudited condensed combined consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

The historical condensed combined consolidated financial statements include the financial position and results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club for the three months ended March 31, 2016. In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these hotels were not reflected in our condensed combined consolidated financial statements from and after such distribution. These hotels were not material to our financial position or results of operations in the historical period reflected in the condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

Key Business Metrics Used by Management

Comparable Hotels Data

We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available. We present comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels.

Of our 58 hotels that we consolidated as of March 31, 2017, 56 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 and Embassy Suites Washington DC Georgetown in 2016 to Hilton Grand Vacations (“HGV”) timeshare units, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of March 31, 2016 also exclude the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club, as these hotels were not retained by us as part of the spin-off.

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable Average Daily Rate (“ADR”) levels as demand for rooms increases or decreases.

Average Daily Rate

ADR represents rooms revenue divided by total number of room nights sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the hotel industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a more pronounced effect on overall revenues and incremental profitability than changes in occupancy, as described above.

Revenue per Available Room

We calculate Revenue per Available Room (“RevPAR”) by dividing rooms revenue by total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (prior periods are reflected using current period exchange rates), unless otherwise noted.

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

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA Margin

EBITDA, presented herein, reflects net income excluding interest expense, income taxes and depreciation and amortization. We consider EBITDA to be a useful measure for investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.

Adjusted EBITDA, presented herein, is calculated as EBITDA further adjusted to exclude gains, losses and expenses in connection with:

•	Foreign currency transactions;
•	Share-based compensation;
•	Non-cash impairment losses;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Asset dispositions for both consolidated and unconsolidated investments;
•	Debt restructurings/retirements;
•	Severance and relocation; and
•	Other gains or losses that management believes are not representative of our current or future operating performance.

Hotel Adjusted EBITDA measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels, including both comparable and non-comparable hotels but excluding hotels owned by unconsolidated affiliates, and is a key measure of our profitability. We present Hotel Adjusted EBITDA to help us and our investors evaluate the ongoing operating performance of our consolidated hotels.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2017(1)	2016(1)

Comparable Hotel Adjusted EBITDA	$165	$171
Non-comparable Hotel Adjusted EBITDA	14	11
Hotel Adjusted EBITDA	$179	$182

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$2,350	$23
Interest expense	30	46
Income tax (benefit) expense	(2,281)	14
Depreciation and amortization expense	70	73
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	5	6
EBITDA	174	162
Gain on foreign currency transactions	(1)	—
Share-based compensation expense	3	—
Impairment loss	—	15
Transition costs	1	—
Other adjustment items	—	3
Adjusted EBITDA	177	180
Less: Adjusted EBITDA from investments in affiliates	9	9
Less: All other(1)	(11)	(11)
Hotel Adjusted EBITDA	$179	$182

(1)	Includes EBITDA from our laundry business, corporate and other expenses not included in other adjustment items.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss (calculated in accordance with U.S. GAAP), excluding gains or losses from sales of real estate, impairment, the cumulative effect of changes in accounting principles, plus depreciation and amortization and adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Litigation gains and losses outside the ordinary course of business;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Share-based compensation expense; and
•	Other gains and losses that management believes are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2017	2016(1)
	(in millions)
Net income attributable to stockholders	$2,350	$22
Depreciation and amortization expense	70	73
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Impairment loss	—	15
Equity investment adjustments:
Equity in earnings from investments in affiliates	(4)	(3)
Pro rata FFO of investments in affiliates	8	7
NAREIT FFO attributable to stockholders	2,423	113
Gain on foreign currency transactions	(1)	—
Transition costs	1	—
Share-based compensation expense	3	—
Income tax adjustment(2)	(2,288)	—
Adjusted FFO attributable to stockholders	$138	$113

NAREIT FFO per share - Diluted(3)	$11.36	$0.57
Adjusted FFO per share - Diluted(3)	$0.64	$0.57

(1)	For 2016, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)	Represents derecognition of deferred tax liabilities upon our declaration of intent to be taxed as a REIT.
(3)	Per share amounts are calculated based on unrounded numbers.

Comparable Hotel Data

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

The following table sets forth data for our 2017 comparable hotels by geographic market as of March 31, 2017 and for the three months ended March 31, 2017 and 2016:

	As of March 31, 2017		Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Northern California	7	4,513	$247.54	79.0%	$195.62	$246.37	81.4%	$200.64	(2.5)%
Florida	6	3,294	247.24	85.9%	212.40	247.85	84.5%	209.45	1.4%
Hawaii	1	2,860	253.67	94.0%	238.57	243.37	94.2%	229.28	4.1%
Chicago	4	2,743	143.36	64.0%	91.75	141.34	60.0%	84.87	8.1%
New Orleans	2	1,939	197.35	75.0%	148.04	193.96	74.5%	144.53	2.4%
New York	1	1,929	240.34	77.2%	185.56	240.98	74.8%	180.31	2.9%
Southern California	4	1,304	160.12	81.5%	130.57	157.48	86.7%	136.60	(4.4)%
Washington, D.C.	2	1,085	171.94	72.9%	125.42	158.10	72.1%	114.00	10.0%
Other	17	6,551	164.97	76.8%	126.68	159.60	77.3%	123.45	2.6%
Domestic	44	26,218	207.89	78.8%	163.90	204.31	78.8%	161.08	1.7%
United Kingdom	8	1,462	107.98	70.3%	75.90	106.57	67.8%	72.22	5.1%
Other	4	1,236	150.66	60.6%	91.25	163.67	64.6%	105.72	(13.7)%
International	12	2,698	125.97	65.8%	82.93	132.04	66.3%	87.56	(5.3)%
All Markets	56	28,916	$201.41	77.6%	$156.34	$198.55	77.7%	$154.23	1.4%

Our domestic hotels experienced RevPAR growth of 1.7%, attributable to an increase in ADR, while occupancy remained flat. Our Washington D.C. hotels led RevPAR growth with an increase in both ADR and occupancy due to increased demand during the inauguration and related political events. Chicago also showed an increase in RevPAR growth with an increase in both ADR and occupancy primarily from an increase in group business and renovation disruptions in 2016 at the Hilton Chicago. RevPAR at our Hawaii hotel also increased due to an increase in ADR driven by an increase in group business. Our Northern California and Southern California hotels experienced declines in RevPAR, primarily attributable to declines in occupancy. The decrease in occupancy in Northern California was a result of decreased transient business in San Francisco attributable to the Super Bowl in 2016 coupled with renovation disruptions at certain of our hotels. The decrease in occupancy in Southern California was a result in a decrease in group business as well as adverse weather conditions that adversely affected transient business.

On a currency neutral basis, our international hotels experienced a decrease in RevPAR of 5.3%, primarily attributable to a decline in ADR in Brazil due to loss of contract revenue.

The following table sets forth data for our 2017 comparable hotels by hotel type as of March 31, 2017 and for the three months ended March 31, 2017 and 2016:

	As of March 31, 2017		Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Urban	18	12,140	$209.76	72.8%	$152.64	$209.22	73.3%	$153.28	(0.4)%
Resort	10	7,006	245.29	85.9%	210.75	240.52	85.9%	206.67	2.0%
Airport	13	6,355	156.54	81.0%	126.83	150.78	80.6%	121.47	4.4%
Suburban	15	3,415	157.83	71.6%	112.97	156.43	71.1%	111.19	1.6%
All Types	56	28,916	$201.41	77.6%	$156.34	$198.55	77.7%	$154.23	1.4%

Our airport hotels led the portfolio with RevPAR growth of 4.4%, primarily attributable to the increase in ADR at our Washington D.C. hotel described above and an increase in ADR and occupancy at our DoubleTree Seattle hotel due to stranded travelers as a result of adverse weather conditions. Our resort hotels experienced RevPAR growth of 2.0%, attributable to an increase in ADR in Hawaii and Orlando. RevPAR growth at our suburban hotels of 1.6% was attributable to an increase in ADR of 0.9%. Our urban hotels experienced a decline in RevPAR of 0.4% primarily as a result of decreases in occupancy in San Francisco as well as a decline in ADR in Brazil.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Management Agreements.  In connection with the spin-off, we entered into management and franchise agreements, with our hotel manager that have either not existed historically, or that are on different terms than the terms of the arrangement or agreements that existed prior to the spin-off.

•

Income Taxes. Income tax expense will generally be lower in connection with our new REIT structure. In addition, there was a derecognition of deferred tax liabilities in connection with our declaration of intent to be taxed as a REIT.

The following tables reflect certain significant operating results:

Hotel operating results

	Three Months Ended March 31,
	2017	2016	2017 vs. 2016
	(in millions)
Total hotel revenue	$681	$658	3.5%
Hotel Adjusted EBITDA	$179	$182	(1.6)%
Hotel Adjusted EBITDA margin(1)	26.3%	27.7%	(140) bps

(1)	Hotel Adjusted EBITDA margin is calculated as Hotel Adjusted EBITDA divided by Total hotel revenue.

Comparable hotel operating results

	Three Months Ended March 31,
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable Total hotel revenue	$636	$613	3.8%
Comparable Hotel Adjusted EBITDA	$165	$171	(3.5)%
Comparable Hotel Adjusted EBITDA margin(2)	25.9%	27.9%	(200) bps

(1)	Based on our 2017 comparable hotels as of March 31, 2017.
(2)	Comparable Hotel Adjusted EBITDA margin is calculated as comparable Hotel Adjusted EBITDA divided by comparable Total hotel revenue.

During the three months ended March 31, 2017, comparable Hotel Adjusted EBITDA margin decreased 200 basis points compared to the same period in 2016. The decrease was primarily a result of the effect of new management agreements and certain other agreements entered into in connection with the spin-off.

Revenue

Rooms

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable rooms revenue	$407	$405	0.5%
Non-comparable rooms revenue	25	24	4.2%
Total rooms revenue	$432	$429	0.7%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Comparable rooms revenue increased $2 million during the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of an increase in comparable hotel RevPAR of 1.4%. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.”

Food and beverage

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable food and beverage revenue	$180	$166	8.4%
Non-comparable food and beverage revenue	12	14	(14.3)%
Total food and beverage revenue	$192	$180	6.7%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Comparable food and beverage revenue increased $14 million during the three months ended March 31, 2017 compared to the same period in 2016. The increase in food and beverage revenue at our comparable hotels was primarily attributable to an increase in banquet and catering revenue as a result of increased group business.

Other

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable other hotel revenue	$49	$42	16.7%
Non-comparable other hotel revenue	8	7	14.3%
Total other hotel revenue	57	49	16.3%
Laundry revenue	3	3	—%
Total other revenue	$60	$52	15.4%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

The increase in other hotel revenue at our comparable hotels during the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributable to an $8 million increase in revenue from a services agreement entered into with HGV at Hilton Hawaiian Village Waikiki Beach Resort in connection with the spin-off.

Operating Expenses

Rooms

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable rooms expense	$107	$107	—%
Non-comparable rooms expense	7	7	—%
Total rooms expense	$114	$114	—%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Food and beverage

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable food and beverage expense	$123	$117	5.1%
Non-comparable food and beverage expense	8	10	(20.0)%
Total food and beverage expense	$131	$127	3.1%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Food and beverage expense at our comparable hotels increased $6 million during the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of increases in our costs associated with increased volume in our banquet and catering business.

Other department and support

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable other department and support expense	$165	$153	7.8%
Non-comparable other department and support expense	12	12	—%
Total other department and support expense	$177	$165	7.3%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Other departmental and support expense at our comparable hotels increased $12 million during the three months ended March 31, 2017 compared to the same period in 2016 primarily as a result of a $7 million increase in expenses related to the services agreement entered into with HGV in connection with the spin-off.

Other property-level

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable other property-level expense	$44	$43	2.3%
Non-comparable other property-level expense	2	2	—%
Total other property-level expense	$46	$45	2.2%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Management fees

	Three Months Ended March 31,		Percent Change
	2017(1)	2016(1)	2017 vs. 2016
	(in millions)
Comparable management fees expense	$32	$23	39.1%
Non-comparable management fees expense	2	3	(33.3)%
Total management fees expense	$34	$26	30.8%

(1)	Based on our 2017 comparable hotels as of March 31, 2017.

Management fees at our comparable hotels increased $9 million during three months ended March 31, 2017. In connection with the spin-off, we entered into new management agreements resulting in the increase in management fees.

Impairment loss

During the three months ended March 31, 2016, we recorded an impairment of $15 million for certain hotel intangibles and property and equipment resulting from a significant decline in market value of those assets. We did not record any impairment during the three months ended March 31, 2017.

Corporate and other

	Three Months Ended March 31,		Percent Change
	2017	2016	2017 to 2016
	(in millions)
General and administrative expenses	$14	$13	7.7%
Laundry expenses	4	3	33.3%
Total corporate and other	$18	$16	12.5%

Non-operating Income and Expenses

	Three Months Ended March 31,		Percent Change
	2017	2016	2017 to 2016
	(in millions)
Interest expense	$(30)	$(46)	(34.8)%
Equity in earnings from investments in affiliates	4	3	33.3%
Gain on foreign currency transactions	1	—	NM(1)
Income tax benefit (expense)	2,281	(14)	NM(1)

(1)	Percentage change is not meaningful.

Interest expense

	Three Months Ended March 31,		Percent Change
	2017	2016	2017 to 2016
	(in millions)
SF and HHV CMBS Loans(2)	$21	$—	NM(1)
2013 CMBS Loan(3)	—	36	NM(1)
Mortgage Loans	2	6	(66.7)%
Term Loan	4	—	NM(1)
Other	3	4	(25.0)%
Total interest expense	$30	$46	(34.8)%

(1)	Percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(3)	During 2016, we repaid in full our CMBS loan that was entered into in 2013 (“2013 CMBS Loan”).

Income tax benefit (expense)

Our income tax benefit during the three months ended March 31, 2017 was primarily a result of the derecognition of approximately $2.3 billion of deferred tax liabilities upon our declaration of intent to be taxed as a REIT offset by income tax expense associated with our foreign REIT operations and taxable REIT subsidiaries of $7 million. Our income tax expense during the three months ended March 31, 2016 was based on an effective tax rate of 38% as we were not organized to operate as a REIT prior to January 4, 2017.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had total cash and cash equivalents of $336 million, including $18 million of restricted cash. All of our restricted cash relates to cash restricted as to use by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, legal costs, operating costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels in 2017 will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into a FF&E reserve, unless such amounts have been incurred.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,		Percent Change
	2017	2016	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$141	$95	48.4%
Net cash used in investing activities	(37)	(49)	(24.5)%
Net cash used in financing activities	(124)	(1)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $46 million increase in net cash provided by operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $16 million decrease in interest expense and an increase in working capital due to the timing of receipts from customers and payments to our manager.

Investing Activities

The $12 million decrease in net cash used in investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $28 million decrease in capital expenditures for property and equipment. Additionally, during the three months ended March 31, 2016, we received $14 million as a return on an escrow deposit we had placed on a potential acquisition.

Financing Activities

The $123 million increase in net cash used in financing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily attributable to $110 million of dividends paid during the three months ended March 31, 2017 in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off and a decrease in net transfers from Parent, partially offset by an increase in the change in restricted cash.

Dividends

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

Exclusive of the dividends paid in connection with the distribution of our C Corporation earnings and profits attributable to the period prior to spin-off, we have declared or paid the following regular quarterly dividends to holders of our common stock during 2017:

Record Date	Payment Date	Dividend per Share
March 31, 2017	April 17, 2017	$0.43
June 30, 2017	July 17, 2017	$0.43

Debt

As of March 31, 2017, our total indebtedness was approximately $3 billion, excluding approximately $215 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 5: “Debt” in our unaudited condensed combined consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2017 included construction contract commitments of approximately $54 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed combined consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of our Annual Report on Form 10-K, there have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect future income, cash flows and fair value of the Company, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Our 2017 annual meeting of stockholders (the “2017 Annual Meeting”) has been scheduled for July 28, 2017 at 11:30 a.m. Eastern Time (ET). Our Board of Directors has fixed the close of business of June 1, 2017 as the record date for the 2017 Annual Meeting.

Because the 2017 Annual Meeting is our first annual meeting as a public company, pursuant to Rule 14a-8 under the Exchange Act, stockholders who wish to have a proposal considered for inclusion in our proxy materials for the 2017 Annual Meeting must ensure that such proposal is received by us no later than the close of business on May 18, 2017, which we believe is a reasonable time before we expect to begin to print and send our proxy materials to our stockholders. Any such proposals must be received by such deadline by our Secretary at Park Hotels & Resorts Inc., 1600 Tysons Boulevard, Suite 1000, McLean, Virginia 22102, and otherwise comply with all other requirements of Rule 14a-8 under the Exchange Act.

In addition, in accordance with the requirements for advance notice in our amended and restated bylaws, for director nominations or other business to be brought before the 2017 Annual Meeting by a stockholder, written notice must be received no later than the close of business on May 18, 2017 by our Secretary at Park Hotels & Resorts Inc., 1600 Tysons Boulevard, Suite 1000, McLean, Virginia 22102. Any such notice must comply with and contain all of the information required by our amended and restated bylaws.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2017).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 17, 2017).

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

10.7

Park Hotels & Resorts Inc. 2017 Executive Deferred Compensation Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on January 4, 2017).

10.8

Form of Performance Stock Unit Agreement by and between the Company and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 26, 2017).

10.9

Form of Restricted Stock Agreement by and between the Company and each of Robert D Tanenbaum and Thomas C. Morey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 26, 2017).

10.10	Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.11	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.12	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.13	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.14	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.15	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 1, 2017).

10.16	Park Hotels & Resort Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2017).

10.17*	Form of Restricted Stock Unit Agreement for Converted Performance Stock Unit Awards Granted in 2015 and 2016.
10.18*	Form of Performance Share Agreement for Converted Awards Granted in 2014.
10.19*	Form of Non-Qualified Stock Option Agreement for Converted Stock Options Granted in 2015 and 2016.

10.20*	Form of Non-Qualified Stock Option Agreement for Converted Stock Options Granted in 2014.
10.21*	Form of Restricted Stock Unit Agreement for Converted Restricted Stock Units Granted in 2016.
10.22*	Form of Restricted Stock Unit Agreement for Converted Restricted Stock Units Granted in 2015.
10.23*	Form of Restricted Stock Unit Agreement for Converted Restricted Stock Units by and between the Company and Thomas J. Baltimore, Jr.
11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: May 4, 2017	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2017	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 4, 2017	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)