Form 10-Q
period 2017-06-30
Park Hotels & Resorts Inc.
filed 2017-08-03
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2058176
(State or Other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)
1600 Tysons Blvd., Suite 1000, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of common stock outstanding on July 28, 2017 was 214,840,599.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$8,495	$8,541
Investments in affiliates	87	81
Goodwill	605	604
Intangibles, net	43	44
Cash and cash equivalents	306	337
Restricted cash	18	13
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	188	130
Prepaid expenses	53	58
Other assets	22	26
TOTAL ASSETS (variable interest entities - $244 and $239)	$9,817	$9,834
LIABILITIES AND EQUITY
Liabilities
Debt	$3,014	$3,012
Accounts payable and accrued expenses	178	167
Due to hotel manager	97	91
Due to Hilton Grand Vacations	210	210
Deferred income tax liabilities	123	2,437
Other liabilities	194	94
Total liabilities (variable interest entities - $215 and $262)	3,816	6,011
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 214,835,403 shares issued and outstanding as of June 30, 2017	2	—
Additional paid-in capital	3,823	—
Retained earnings	2,277	—
Accumulated other comprehensive loss	(53)	(67)
Net Parent investment	—	3,939
Total stockholders' equity	6,049	3,872
Noncontrolling interests	(48)	(49)
Total equity	6,001	3,823
TOTAL LIABILITIES AND EQUITY	$9,817	$9,834

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rooms	$469	$472	$901	$901
Food and beverage	200	200	392	380
Other	64	53	124	105
Total revenues	733	725	1,417	1,386

Operating expenses
Rooms	118	118	232	232
Food and beverage	132	131	263	258
Other departmental and support	181	170	358	335
Other property-level	48	47	94	92
Management and franchise fees	39	25	73	51
Impairment loss	—	—	—	15
Depreciation and amortization	73	74	143	147
Corporate and other	19	19	37	35
Total expenses	610	584	1,200	1,165

Gain on sale of assets, net	—	1	—	1

Operating income	123	142	217	222

Interest income	1	1	1	1
Interest expense	(31)	(46)	(61)	(92)
Equity in earnings from investments in affiliates	8	7	12	10
Loss on foreign currency transactions	(4)	(1)	(3)	(1)
Other loss, net	(1)	(2)	(1)	(2)

Income before income taxes	96	101	165	138
Income tax benefit (expense)	19	(39)	2,300	(53)
Net income	115	62	2,465	85
Net income attributable to noncontrolling interests	(3)	(2)	(3)	(3)
Net income attributable to stockholders	$112	$60	$2,462	$82

Other comprehensive income, net of tax benefit (expense):
Currency translation adjustment, net of tax of $0, $(2), $0, and $(3)	7	—	14	9
Total other comprehensive income	7	—	14	9

Comprehensive income	$122	$62	$2,479	$94
Comprehensive income attributable to noncontrolling interests	(3)	(2)	(3)	(3)
Comprehensive income attributable to stockholders	$119	$60	$2,476	$91

Earnings per share:
Earnings per share - Basic	$0.52	$0.30	$11.79	$0.41
Earnings per share - Diluted	$0.52	$0.30	$11.48	$0.41

Weighted average shares outstanding - Basic	214	198	208	198
Weighted average shares outstanding - Diluted	215	198	214	198

Dividends declared per common share	$0.43	$—	$0.86	$—

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net income	$2,465	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	147
Impairment loss	—	15
Gain on sale of assets, net	—	(1)
Equity in earnings from investments in affiliates	(12)	(10)
Loss on foreign currency transactions	3	1
Other loss, net	1	2
Share-based compensation expense	7	—
Amortization of deferred financing costs	2	5
Distributions from unconsolidated affiliates	7	9
Deferred income taxes	(2,312)	(28)
Changes in working capital and other	(30)	(6)
Net cash provided by operating activities	274	219
Investing Activities:
Capital expenditures for property and equipment	(86)	(128)
Investments in affiliates	(1)	—
Change in restricted cash	—	14
Distributions from unconsolidated affiliates	1	2
Net cash used in investing activities	(86)	(112)
Financing Activities:
Repayment of debt	—	(2)
Change in restricted cash	(5)	(32)
Net transfers (to) from Parent	(9)	55
Dividends paid	(202)	—
Distributions to noncontrolling interests	(2)	(4)
Tax withholdings on share-based compensation	(2)	—
Net cash (used in) provided by financing activities	(220)	17
Effect of exchange rate changes on cash and cash equivalents	1	2
Net (decrease) increase in cash and cash equivalents	(31)	126
Cash and cash equivalents, beginning of period	337	72
Cash and cash equivalents, end of period	$306	$198

Supplemental Disclosures
Non-cash investing activities:
Transfer of property and equipment to Hilton Grand Vacations	$—	$40
Non-cash financing activities:
Dividends paid in stock	$441	$—
Dividends declared but unpaid	92	—
Distribution to Parent	—	(33)

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Share-based compensation	1	—	5	—	—	—	—	5
Net income	—	—	—	2,462	—	—	3	2,465
Other comprehensive income	—	—	—	—	14	—	—	14
Dividends and dividend equivalents	16	—	(110)	(185)	—	—	—	(295)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2017	215	$2	$3,823	$2,277	$(53)	$—	$(48)	$6,001

	Accumulated Other Comprehensive Loss	Net Parent Investment	Non- controlling Interests	Total
Balance as of December 31, 2015	$(63)	$2,884	$(24)	$2,797
Net income	—	82	3	85
Other comprehensive income	9	—	—	9
Net transfers from Parent	—	55	—	55
Distribution to Parent	—	(33)	—	(33)
Distributions to noncontrolling interests	—	—	(4)	(4)
Cumulative effect of the adoption of ASU 2015-02	—	(3)	1	(2)
Balance as of June 30, 2016	$(54)	$2,985	$(24)	$2,907

Refer to the notes to the unaudited condensed combined consolidated financial statements.

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Combination and Consolidation

Subsequent to January 3, 2017, the unaudited condensed combined consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities (“VIEs”) where we are the primary beneficiary. The historical unaudited condensed combined consolidated financial statements through January 3, 2017 represent the financial position and results of operations of entities held by us after the spin-off that had historically been under common control of the Parent. The historical unaudited condensed combined consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The unaudited condensed combined consolidated financial statements reflect our historical financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

These financial statements should be read in conjunction with the audited combined consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K and “Financial Statements and Supplementary Data,” included in Exhibit 99.2 to our Current Report on Form 8-K filed May 5, 2017.

Allocations

Through January 3, 2017, the historical condensed combined consolidated statements of comprehensive income included allocations of corporate general and administrative expenses from Hilton on the basis of financial and operating metrics that Hilton historically used to allocate resources and evaluate performance against its strategic objectives. We considered the basis on which expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the historical periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect our condensed combined consolidated results of operations, financial position and cash flows had we been a stand-alone company during the historical periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the spin-off, we performed these functions using our own resources or purchased services. For an interim period, some of these functions will continue to be provided by Hilton under our transition services agreement (“TSA”).

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

Summary of Significant Accounting Policies

The Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and Exhibit 99.2 to our Current Report on Form 8-K filed May 5, 2017 contain discussion of the significant accounting policies. There have been no significant changes to the Company’s significant accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”), Stock Compensation (Topic 718): Scope of Modification Accounting.  This ASU modifies stock compensation guidance by clarifying the types of changes to terms or conditions of a share-based payment award that require an entity to apply the modification accounting in ASC 718, Stock Compensation.  We have elected to early adopt this guidance, as permitted by the ASU, on a prospective basis as of April 1, 2017.  The adoption did not have an effect on our condensed combined consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are effective January 2018 and are to be applied retrospectively or using a modified retrospective approach; early adoption is permitted.  Based on our assessment to-date, we do not expect the timing of recognition and amount of revenues from room, food and beverage, and other revenue to change.  We also do not expect sales of real estate that involve cash with few contingencies to be materially affected; however, the new standard may allow for earlier revenue recognition for sales of real estate where we have continuing involvement.  The Company expects to adopt the new ASUs using the modified retrospective approach and does not anticipate that this will result in a material cumulative effect adjustment to retained earnings as of January 1, 2018.

Note 3: Property and Equipment

Property and equipment were:

	June 30, 2017	December 31, 2016
	(in millions)
Land	$3,398	$3,397
Buildings and leasehold improvements	6,044	6,015
Furniture and equipment	949	922
Construction-in-progress	121	79
	10,512	10,413
Accumulated depreciation and amortization	(2,017)	(1,872)
	$8,495	$8,541

Depreciation of property and equipment, including capital lease assets, was $72 million and $73 million during the three months ended June 30, 2017 and 2016, respectively, and $141 million and $145 million during the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, property and equipment included approximately $20 million and $19 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $9 million and $8 million, respectively, of accumulated depreciation.

Note 4: Consolidated Variable Interest Entities and Investments in Affiliates

Consolidated VIEs

As of June 30, 2017 and December 31, 2016, we consolidated three VIEs that own hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed combined consolidated balance sheets include the following assets and liabilities of these entities:

	June 30, 2017	December 31, 2016
	(in millions)
Property and equipment, net	$210	$208
Cash and cash equivalents	16	14
Restricted cash	13	13
Accounts receivable, net	4	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	8	6
Deferred income tax liabilities	—	49

During the six months ended June 30, 2017 and 2016, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2017	December 31, 2016
		(in millions)
Hilton Berlin	40%	$32	$31
Hilton San Diego Bayfront	25%	21	20
All others (7 hotels)	20% - 50%	34	30
		$87	$81

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $863 million and $861 million as of June 30, 2017 and December 31, 2016, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 5: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2017, were:

			Principal balance as of
	Interest Rate at June 30, 2017	Maturity Date	June 30, 2017	December 31, 2016
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.03%	2020 to 2026(2)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(3)	L + 1.50%	December 2021(2)	—	—
Unsecured notes	7.50%	December 2017	55	55
Capital lease obligations	Average rate of 7.00%	2019 to 2094	15	14
			3,027	3,026
Less: unamortized deferred financing costs and discount			(13)	(14)
			$3,014	$3,012

(1)

In October 2016, the Company entered into a $725 million commercial mortgaged-back securities (“CMBS”) loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.
(3)	$1 billion available under revolving credit facility.

Mortgage Loans

We are required to deposit with the lender certain cash reserves for restricted uses. As of June 30, 2017 and December 31, 2016, our condensed combined consolidated balance sheets included $17 million and $13 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt as of June 30, 2017 were:

Year	(in millions)
2017	$55
2018	—
2019	—
2020(1)	12
2021	750
Thereafter	2,210
$3,027

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

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

		June 30, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$728	$725	$725
HHV CMBS Loan	3	1,275	1,272	1,275	1,275
Term Loan	3	750	744	750	750
Mortgage loans	3	207	206	207	208
Unsecured notes	1	55	56	55	57

Note 7: Income Taxes

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock.  To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed combined consolidated financial statements for the six months ended June 30, 2017 related to our REIT activities, other than the derecognition of deferred tax liabilities discussed below.

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

We recognized income tax benefits for the three and six months ended June 30, 2017 of approximately $24 million and $2,312 million, respectively, primarily as a result of the derecognition of deferred tax liabilities associated with our intention to be taxed as a REIT.

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

Note 8: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”), both effective January 3, 2017. The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2017, 6,604,992 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of June 30, 2017, 429,818 shares of common stock remain available for future issuance. For the three and six months ended June 30, 2017, we recognized $4 million and $7 million, respectively, of share-based compensation expense. As of June 30, 2017, unrecognized compensation expense was $27 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	553,846	26.48
Vested	(3,778)	25.67
Forfeited	(6,121)	26.22
Unvested at June 30, 2017	543,947	$26.49

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a performance measure based on a measure of the Company’s total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the six months ended June 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	387,264	31.94
Vested	—	—
Forfeited	(1,932)	31.90
Unvested at June 30, 2017	385,332	$31.94

The weighted average grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	26.5% - 29.5%
Dividend yield(2)	—
Risk-free rate	1.2% - 1.5%
Expected term	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical volatility over the performance period to estimate appropriate expected volatilities. The weighted average expected volatility was 28.4%.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders(2)	$112	$60	$2,462	$82
Earnings allocated to participating securities	(1)	—	(6)	—
Net income attributable to stockholders net of earnings allocated to participating securities	$111	$60	$2,456	$82
Denominator:
Weighted average shares outstanding - basic	214	198	208	198
Unvested restricted shares	1	—	—	—
Net effect of shares issued with respect to E&P Dividend(3)	—	—	6	—
Weighted average shares outstanding - diluted	215	198	214	198

Basic EPS(4)	$0.52	$0.30	$11.79	$0.41
Diluted EPS(4)	$0.52	$0.30	$11.48	$0.41

(1)	For 2016, basic and diluted earnings per share were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)

Includes the derecognition of deferred tax liabilities for the three and six months ended June 30, 2017 of $24 million and $2,312 million, respectively, associated with Park’s intention to be taxed as a REIT.

(3)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(4)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not equal the EPS for the six months.

For both the three and six months ended June 30, 2017, the number of outstanding equity awards that were excluded from the weighted average shares outstanding in the computation of diluted EPS were 32,279 because their effect would have been anti-dilutive.

Note 10: Net Parent Investment

Parent

Net Parent investment on our historical condensed combined consolidated balance sheets represent Hilton’s historical investment in us, the net effect of transactions with and allocations from Hilton and our accumulated earnings. Net transfers (to) from Parent are included within Net Parent investment. The components of the Net transfers (to) from Parent on the condensed combined consolidated statements of cash flows were:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Cash pooling and general financing activities	$(9)	$(50)
Corporate allocations	—	27
Income taxes	—	78
Net transfers (to) from Parent	$(9)	$55

Note 11: Business Segment Information

As of June 30, 2017, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;

•	Transition costs related to our establishment as an independent, publicly traded company;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other gains or losses that management believes are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our condensed combined consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
	(in millions)
Revenues:
Total consolidated hotel revenue	$730	$722	$1,411	$1,380
Other revenue	3	3	6	6
Total revenues	$733	$725	$1,417	$1,386

Hotel Adjusted EBITDA	$212	$232	$391	$414
Other revenue	3	3	6	6
Impairment loss	—	—	—	(15)
Depreciation and amortization expense	(73)	(74)	(143)	(147)
Corporate and other expense	(19)	(19)	(37)	(35)
Interest income	1	1	1	1
Interest expense	(31)	(46)	(61)	(92)
Equity in earnings from investments in affiliates	8	7	12	10
Loss on foreign currency transactions	(4)	(1)	(3)	(1)
Income tax benefit (expense)	19	(39)	2,300	(53)
Other adjustment items	(1)	(2)	(1)	(3)
Net income	$115	$62	$2,465	$85

(1)	Prior to the spin-off, we had one operating and reportable segment, our ownership segment. Prior period presentation has been restated to reflect our current reportable segment.

The following table presents total assets for our consolidated hotels, reconciled to condensed combined consolidated amounts:

	June 30, 2017	December 31, 2016
	(in millions)
Consolidated hotels	$9,722	$9,747
All other	95	87
	$9,817	$9,834

Note 12: Commitments and Contingencies

As of June 30, 2017, we had outstanding commitments under third-party contracts of approximately $83 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2017 will not have a material effect on our condensed combined consolidated results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed combined consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, with our Annual Report on Form 10-K for the year ended December 31, 2016 and with Exhibit 99.1 to our Current Report on Form 8-K filed May 5, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our objective is to be the preeminent lodging real estate investment trust (“REIT”), focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.  As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives within our portfolio represents a significant embedded growth opportunity. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispositions to further enhance the value and diversification of our assets throughout the lodging cycle, including potentially taking advantage of the economies of scale that could come from consolidation in the lodging REIT industry.

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

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes for our tax year beginning January 4, 2017. We are currently organized and operate consistent with the requirements to be a REIT and we expect to continue to be organized and operate so as to qualify as a REIT. So long as we qualify as a REIT, except as it relates to our U.S. taxable REIT subsidiaries, we generally will not be subject to U.S. federal income tax on income that we distribute annually to our stockholders. In order to qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

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

The historical condensed combined consolidated financial statements include the financial position and results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club for the six months ended June 30, 2016. In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these hotels were not reflected in our condensed combined consolidated financial statements from and after such distribution. These hotels were not material to our financial position or results of operations in the historical period reflected in the condensed combined consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Of our 58 hotels that we consolidated as of June 30, 2017, 56 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 and Embassy Suites Washington DC Georgetown in 2016 to Hilton Grand Vacations (“HGV”) timeshare units, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of June 30, 2016 also exclude the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club, as these hotels were not retained by us as part of the spin-off.

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

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA Margin

EBITDA, presented herein, reflects net income excluding interest expense, interest income, income taxes and depreciation and amortization. We consider EBITDA to be a useful measure for investors in evaluating and facilitating comparisons of our operating performance between periods and between REITs by removing the impact of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results.

Adjusted EBITDA, presented herein, is calculated as EBITDA further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other gains and losses that management believes are not representative of our current or future operating performance.

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

Hotel Adjusted EBITDA margin, is calculated as Hotel Adjusted EBITDA divided by total hotel revenue.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017(1)	2016(1)	2017(1)	2016(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$201	$222	$366	$393
Non-comparable Hotel Adjusted EBITDA	11	10	25	21
Hotel Adjusted EBITDA	$212	$232	$391	$414

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$115	$62	$2,465	$85
Depreciation and amortization expense	73	74	143	147
Interest income	(1)	(1)	(1)	(1)
Interest expense	31	46	61	92
Income tax (benefit) expense	(19)	39	(2,300)	53
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	7	7	12	13
EBITDA	206	227	380	389
Gain on sales of assets, net	—	(1)	—	(1)
Loss on foreign currency transactions	4	1	3	1
Transition costs	1	—	2	—
Share-based compensation expense	4	—	7	—
Impairment loss	—	—	—	15
Other gains and losses	2	8	2	11
Adjusted EBITDA	217	235	394	415
Less: Adjusted EBITDA from investments in affiliates	15	14	24	23
Less: All other(1)	(10)	(11)	(21)	(22)
Hotel Adjusted EBITDA	$212	$232	$391	$414

(1)	Includes EBITDA from our laundry business and certain corporate expenses.

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

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Share-based compensation expense;
•	Litigation gains and losses outside the ordinary course of business; and
•	Other gains and losses that management believes are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
	(in millions)
Net income attributable to stockholders	$112	$60	$2,462	$82
Depreciation and amortization expense	73	74	143	147
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Gain on sales of assets, net	—	(1)	—	(1)
Impairment loss	—	—	—	15
Equity investment adjustments:
Equity in earnings from investments in affiliates	(8)	(7)	(12)	(10)
Pro rata FFO of investments in affiliates	10	12	18	19
NAREIT FFO attributable to stockholders	186	137	2,609	250
Loss on foreign currency transactions	4	1	3	1
Transition costs	1	—	2	—
Share-based compensation expense	4	—	7	—
Other gains and losses(2)	(22)	—	(2,310)	—
Adjusted FFO attributable to stockholders	$173	$138	$311	$251

NAREIT FFO per share - Diluted(3)	$0.87	$0.70	$12.19	$1.27
Adjusted FFO per share - Diluted(3)	$0.81	$0.70	$1.45	$1.28

(1)	For 2016, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)

Includes derecognition of deferred tax liabilities for the three and six months ended June 30, 2017 of $24 million and $2,312 million, respectively, upon our declaration of intent to be taxed as a REIT.

(3)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented;  therefore, the sum of the quarterly FFO does not equal the FFO for the six months.

Comparable Hotel Data

The following tables set forth data for our 2017 comparable hotels by geographic market as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016:

	As of June 30, 2017		Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$250.44	93.1%	$233.22	$241.39	93.8%	$226.46	3.0%
Northern California	7	4,513	224.35	87.1	195.43	237.18	89.1	211.40	(7.6)
Florida	6	3,294	201.57	85.9	173.18	198.25	83.3	165.10	4.9
Other	17	6,551	170.03	80.6	137.07	160.92	81.8	131.68	4.1
New Orleans	2	1,939	187.60	79.2	148.60	191.24	82.7	158.14	(6.0)
Chicago	4	2,743	195.41	80.8	157.82	193.48	82.5	159.70	(1.2)
New York	1	1,929	297.66	89.3	265.72	296.72	93.2	276.53	(3.9)
Southern California	4	1,304	173.52	88.9	154.25	166.40	87.2	145.07	6.3
Washington, D.C.	2	1,085	186.30	89.4	166.54	179.05	89.8	160.75	3.6
Total Domestic	44	26,218	$207.67	85.1%	$176.70	$205.88	86.1%	$177.35	(0.4)%
Total International	12	2,698	$142.13	76.4%	$108.63	$140.21	76.1%	$106.72	1.8%
All Markets	56	28,916	$202.13	84.3%	$170.35	$200.41	85.2%	$170.77	(0.2)%

	As of June 30, 2017		Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$252.06	93.6%	$235.88	$242.38	94.0%	$227.87	3.5%
Northern California	7	4,513	235.32	83.1	195.52	241.57	85.3	206.02	(5.1)
Florida	6	3,294	224.24	85.9	192.65	223.23	83.9	187.27	2.9
Other	17	6,551	167.57	78.7	131.91	160.28	79.6	127.56	3.4
New Orleans	2	1,939	192.32	77.1	148.32	192.53	78.6	151.33	(2.0)
Chicago	4	2,743	172.54	72.4	124.97	171.68	71.4	122.51	2.0
New York	1	1,929	271.24	83.3	225.86	271.89	84.0	228.41	(1.1)
Southern California	4	1,304	167.14	85.2	142.47	161.95	87.0	140.83	1.2
Washington, D.C.	2	1,085	179.89	81.2	146.09	169.72	80.9	137.37	6.3
Total Domestic	44	26,218	$207.78	82.0%	$170.34	$205.13	82.5%	$169.22	0.7%
Total International	12	2,698	$134.70	71.2%	$95.85	$136.41	71.2%	$97.15	(1.3)%
All Markets	56	28,916	$201.78	81.0%	$163.39	$199.52	81.4%	$162.50	0.5%

During the three months ended June 30, 2017, our domestic hotels experienced a decline in RevPAR of 0.4%. Our Northern California hotels experienced a decline in RevPAR of 7.6% primarily attributable to a decline in ADR and occupancy resulting from ongoing renovations at the Moscone Convention Center in San Francisco. Our New Orleans hotels had a decrease in RevPAR of 6.0%, primarily attributable to a decline in city-wide events. The decline was partially offset by an increase in RevPAR at our Florida and Hawaii hotels. Our Florida hotels experienced increases in both ADR and occupancy, primarily from leisure demand and the increase at our Hawaii hotel was primarily attributable to increases in ADR from group business.

During the six months ended June 30, 2017, our domestic hotels experienced RevPAR growth of 0.7%, attributable to an increase in ADR of 1.3%. Our Washington D.C. hotels led RevPAR growth with an increase in both ADR and occupancy due to increased demand during the inauguration and related political events in the first quarter. RevPAR in Hawaii increased primarily due to an increase in ADR from group business. Our Northern California hotels experienced declines in RevPAR, attributable to declines in both ADR and occupancy. The decrease in ADR and occupancy in Northern California was a result of the Super Bowl taking place in San Francisco in 2016 coupled with decreased demand in 2017 associated with the renovations at the Moscone Convention Center.

On a currency neutral basis, our international hotels experienced an increase in RevPAR of 1.8% during the three months ended June 30, 2017 and a decrease in RevPAR of 1.3% during the six months ended June 30, 2017. Our United Kingdom hotels experienced growth in ADR and occupancy during the three months ended June 30, 2017, as fears over the United Kingdom leaving the European Union have stabilized. The decrease in RevPAR during the six months ended June 30, 2017 is primarily attributable to a decline in ADR and occupancy in Brazil as a result of decreased group business and loss of contract revenue.

The following tables set forth data for our 2017 comparable hotels by hotel type as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016:

	As of June 30, 2017		Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	10	7,006	$225.84	86.8%	$196.00	$218.06	85.7%	$186.79	4.9%
Urban	18	12,140	215.37	82.7	178.04	221.37	84.5	187.13	(4.9)
Airport	13	6,355	170.31	86.1	146.57	161.38	88.1	142.21	3.1
Suburban	15	3,415	165.12	81.6	134.66	163.43	81.3	132.83	1.4
All Types	56	28,916	$202.13	84.3%	$170.35	$200.41	85.2%	$170.77	(0.2)%

	As of June 30, 2017		Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	10	7,006	$235.46	86.4%	$203.33	$229.30	85.8%	$196.73	3.4%
Urban	18	12,140	212.76	77.7	165.41	215.74	78.9	170.23	(2.8)
Airport	13	6,355	163.67	83.6	136.75	156.32	84.3	131.84	3.7
Suburban	15	3,415	161.73	76.6	123.88	160.16	76.2	122.01	1.5
All Types	56	28,916	$201.78	81.0%	$163.39	$199.52	81.4%	$162.50	0.5%

During the three months ended June 30, 2017, our resort hotels experienced RevPAR growth of 4.9% as a result of the shift of the Easter holiday to April in 2017 from March in 2016. Our airport hotels experienced an increase in RevPAR of 3.1%, attributable to an increase in ADR. This growth was offset by a decrease in RevPAR at our urban hotels of 4.9%, negatively affected by the declines in San Francisco and New Orleans discussed above.

During the six months ended June 30, 2017, our airport hotels led the portfolio with RevPAR growth of 3.7%, primarily attributable to an increase in ADR of 4.7%. Our resort hotels experienced RevPAR growth of 3.4%, attributable to an increase in ADR in Hawaii and Florida. RevPAR growth at our suburban hotels of 1.5% was attributable to increased ADR of 1.0%. Our urban hotels experienced a decline in RevPAR of 2.8% primarily as a result of the decreases in San Francisco and Brazil discussed above.

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

The following tables reflect certain significant operating results:

Hotel operating results

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(dollars in millions)			(dollars in millions)
Total hotel revenue	$730	$722	1.1%	$1,411	$1,380	2.2%
Hotel Adjusted EBITDA	$212	$232	(8.6)%	$391	$414	(5.6)%
Hotel Adjusted EBITDA margin(1)	29.1%	32.1%	(300) bps	27.7%	30.0%	(230) bps

(1)	Hotel Adjusted EBITDA margin is calculated as Hotel Adjusted EBITDA divided by total hotel revenue based on unrounded numbers.

Comparable hotel operating results

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(dollars in millions)			(dollars in millions)
Comparable total hotel revenue	$690	$681	1.3%	$1,326	$1,294	2.5%
Comparable Hotel Adjusted EBITDA	$201	$222	(9.5)%	$366	$393	(6.9)%
Comparable Hotel Adjusted EBITDA margin(2)	29.2%	32.6%	(340) bps	27.6%	30.4%	(280) bps

(1)	Based on our 2017 comparable hotels as of June 30, 2017.
(2)	Comparable Hotel Adjusted EBITDA margin is calculated as comparable Hotel Adjusted EBITDA divided by comparable total hotel revenue based on unrounded numbers.

During the three and six months ended June 30, 2017, comparable Hotel Adjusted EBITDA margin decreased 340 basis points and 280 basis points, respectively, compared to the same period in 2016, primarily as a result of the effect of new management agreements and certain other agreements entered into in connection with the spin-off.

Revenue

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$448	$451	(0.7)%	$855	$856	(0.1)%
Non-comparable rooms revenue	21	21	—	46	45	2.2
Total rooms revenue	$469	$472	(0.6)%	$901	$901	—%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.”

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$189	$187	1.1%	$369	$353	4.5%
Non-comparable food and beverage revenue	11	13	(15.4)	23	27	(14.8)
Total food and beverage revenue	$200	$200	—%	$392	$380	3.2%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

Comparable food and beverage revenue increased during the six months ended June 30, 2017 primarily due to an increase in banquet and catering revenue as a result of increased group business.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other hotel revenue	$53	$43	23.3%	$102	$85	20.0%
Non-comparable other hotel revenue	8	7	14.3	16	14	14.3
Total other hotel revenue	61	50	22.0	118	99	19.2
Laundry revenue	3	3	—	6	6	—
Total other revenue	$64	$53	20.8%	$124	$105	18.1%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

During the three and six months ended June 30, 2017, comparable other hotel revenue increased $10 million and $17 million, respectively, compared to the same periods in 2016, due to increases of $11 million and $19 million, respectively, in revenue from a services agreement entered into with HGV at the Hilton Hawaiian Village Waikiki Beach Resort in connection with the spin-off.

Operating Expenses

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$113	$112	0.9%	$220	$219	0.5%
Non-comparable rooms expense	5	6	(16.7)	12	13	(7.7)
Total rooms expense	$118	$118	—%	$232	$232	—%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$124	$122	1.6%	$247	$239	3.3%
Non-comparable food and beverage expense	8	9	(11.1)	16	19	(15.8)
Total food and beverage expense	$132	$131	0.8%	$263	$258	1.9%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

During the three and six months ended June 30, 2017, comparable food and beverage expense increased $2 million and $8 million, respectively, compared to the same period in 2016. The increase during the six months ended June 30, 2017 was primarily a result of increases in our costs associated with increased volume in our banquet and catering business.

Other departmental and support

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$170	$155	9.7%	$335	$308	8.8%
Non-comparable other departmental and support expense	11	15	(26.7)	23	27	(14.8)
Total other departmental and support expense	$181	$170	6.5%	$358	$335	6.9%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

During the three and six months ended June 30, 2017, comparable other departmental and support expense increased $15 million and $27 million, respectively, compared to the same periods in 2016, primarily as a result of increases of $10 million and $17 million, respectively, in expenses related to the services agreement entered into with HGV in connection with the spin-off.

Other property-level

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$46	$45	2.2%	$90	$88	2.3%
Non-comparable other property-level expense	2	2	—	4	4	—
Total other property-level expense	$48	$47	2.1%	$94	$92	2.2%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.

During the three and six months ended June 30, 2017, comparable other property level expense increased $1 million and $2 million, respectively, compared to the same period in 2016 as a result of increased property taxes.

Management fees

	Three Months Ended June 30,			Six Months Ended June 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable management fees expense	$36	$24	50.0%	$68	$47	44.7%
Non-comparable management fees expense	3	1	NM(2)	5	4	25.0
Total management fees expense	$39	$25	56.0%	$73	$51	43.1%

(1)	Based on our 2017 comparable hotels as of June 30, 2017.
(2)	Percentage change is not meaningful.

During the three and six months ended June 30, 2017, comparable management fees expense increased $12 million and $21 million, respectively, compared to the same period in 2016. In connection with the spin-off, we entered into new management agreements resulting in the increases in management fees.

Impairment loss

During the six months ended June 30, 2016, we recognized an impairment of $15 million for certain hotel intangibles and property and equipment resulting from a significant decline in market value of those assets. We did not recognize any impairment during the three and six months ended June 30, 2017.

Corporate and other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$16	$15	6.7%	$30	$28	7.1%
Laundry expenses	3	4	(25.0)	7	7	—
Total corporate and other	$19	$19	—%	$37	$35	5.7%

Non-operating Income and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)
Interest income	$1	$1	—%	$1	$1	—%
Interest expense	(31)	(46)	(32.6)	(61)	(92)	(33.7)
Equity in earnings from investments in affiliates	8	7	14.3	12	10	20.0
Loss on foreign currency transactions	(4)	(1)	NM(1)	(3)	(1)	NM(1)
Other loss, net	(1)	(2)	(50.0)	(1)	(2)	(50.0)
Income tax benefit (expense)	19	(39)	NM(1)	2,300	(53)	NM(1)

(1)	Percentage change is not meaningful.

Interest expense

In connection with the spin-off, we refinanced certain of our outstanding debt, resulting in a decrease in interest expense, summarized below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)
SF and HHV CMBS Loans(2)	$21	$—	NM(1)	$42	$—	NM(1)
2013 CMBS Loan(3)	—	36	NM(1)	—	72	NM(1)
Mortgage Loans	2	6	(66.7)	4	12	(66.7)
Term Loan	5	—	NM(1)	9	—	NM(1)
Other	3	4	(25.0)	6	8	(25.0)
Total interest expense	$31	$46	(32.6)%	$61	$92	(33.7)%

(1)	Percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(3)	During 2016, we repaid in full our CMBS loan that was entered into in 2013 (“2013 CMBS Loan”).

Income tax benefit (expense)

Prior to January 4, 2017, we were not organized as a REIT and we were subject to corporate income taxes at an effective federal, state and foreign tax rate of 38%.  For the three and six months ended June 30, 2017, we recognized an income tax benefit of approximately $24 million and $2,312 million, respectively, as a result of the derecognition of deferred tax liabilities associated with our intention to be taxed as a REIT, which were offset by income tax expense associated with our foreign REIT operations and taxable REIT subsidiaries of $5 million and $12 million, respectively.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had total cash and cash equivalents of $324 million, including $18 million of restricted cash. Restricted cash primarily relates to cash restricted as to use by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, legal costs, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2017	2016	Percent Change
	(in millions)
Net cash provided by operating activities	$274	$219	25.1%
Net cash used in investing activities	(86)	(112)	(23.2)
Net cash used in financing activities	(220)	17	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $55 million increase in net cash provided by operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to lower income tax payments of $67 million and a $16 million decrease in cash paid for interest, partially offset by an increase in working capital resulting from the timing of receipts from customers and payments to our manager.

Investing Activities

The $26 million decrease in net cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $42 million decrease in capital expenditures for property and equipment. Additionally, during the six months ended June 30, 2016, we received $14 million as a return on an escrow deposit we had placed on a potential acquisition.

Financing Activities

The $237 million increase in net cash used in financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily attributable to $202 million of dividends paid during the six months ended June 30, 2017, including $110 million of cash dividends paid in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off and $92 million for our quarterly dividend, and a decrease in net transfers from Parent, partially offset by an decrease in the change in restricted cash.

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

Exclusive of the dividends paid in connection with the distribution of our C Corporation earnings and profits attributable to the period prior to spin-off, we have declared or paid the following regular quarterly dividends to holders of our common stock during 2017:

Record Date	Payment Date	Dividend per Share
March 31, 2017	April 17, 2017	$0.43
June 30, 2017	July 17, 2017	$0.43
September 29, 2017	October 16, 2017	$0.43

Debt

As of June 30, 2017, our total indebtedness was approximately $3 billion, excluding approximately $215 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 5: “Debt” in our unaudited condensed combined consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2017 included construction contract commitments of approximately $83 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed combined consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Exhibit 99.1 to our Current Report on Form 8-K filed May 5, 2017. There have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

As of June 30, 2017, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

On June 7, 2017, certain selling stockholders affiliated with The Blackstone Group L.P. (the “Selling Stockholders”) sold 15,000,000 shares of our common stock at a price of $26.15 per share in a bought deal.  We did not receive any proceeds from the offering of shares by the Selling Stockholders.

2(c): Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8K, filed on March 17, 2017).

3.2	Amended and Restated Bylaws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8K, filed on March 17, 2017).

10.1	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2017).

11	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: August 3, 2017	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2017	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 3, 2017	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)