Form 10-Q
period 2017-09-30
Park Hotels & Resorts Inc.
filed 2017-11-03
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock outstanding on October 27, 2017 was 214,851,098.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$8,464	$8,541
Investments in affiliates	85	81
Goodwill	606	604
Intangibles, net	42	44
Cash and cash equivalents	357	337
Restricted cash	20	13
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	158	130
Prepaid expenses	48	58
Other assets	23	26
TOTAL ASSETS (variable interest entities - $246 and $239)	$9,803	$9,834
LIABILITIES AND EQUITY
Liabilities
Debt	$3,015	$3,012
Accounts payable and accrued expenses	178	167
Due to hotel manager	97	91
Due to Hilton Grand Vacations	206	210
Deferred income tax liabilities	74	2,437
Other liabilities	210	94
Total liabilities (variable interest entities - $216 and $262)	3,780	6,011
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 214,865,272 shares issued and 214,847,061 shares outstanding as of September 30, 2017	2	—
Additional paid-in capital	3,827	—
Retained earnings	2,286	—
Accumulated other comprehensive loss	(45)	(67)
Net Parent investment	—	3,939
Total stockholders' equity	6,070	3,872
Noncontrolling interests	(47)	(49)
Total equity	6,023	3,823
TOTAL LIABILITIES AND EQUITY	$9,803	$9,834

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rooms	$460	$460	$1,361	$1,361
Food and beverage	160	156	552	536
Other	68	55	192	160
Total revenues	688	671	2,105	2,057

Operating expenses
Rooms	121	120	353	352
Food and beverage	120	117	383	375
Other departmental and support	180	165	538	500
Other property-level	50	43	144	135
Management and franchise fees	34	22	107	73
Impairment loss	—	—	—	15
Depreciation and amortization	74	73	217	220
Corporate and other	20	21	57	56
Total expenses	599	561	1,799	1,726

Gain on sale of assets, net	—	—	—	1

Operating income	89	110	306	332

Interest income	1	—	2	1
Interest expense	(32)	(49)	(93)	(141)
Equity in earnings from investments in affiliates	6	6	18	16
(Loss) gain on foreign currency transactions	(1)	1	(4)	—
Other loss, net	(2)	(5)	(3)	(7)

Income before income taxes	61	63	226	201
Income tax benefit (expense)	44	(26)	2,344	(79)
Net income	105	37	2,570	122
Net income attributable to noncontrolling interests	(2)	(3)	(5)	(6)
Net income attributable to stockholders	$103	$34	$2,565	$116

Other comprehensive income, net of tax benefit (expense):
Currency translation adjustment, net of tax of $0, $(2), $0, and $(5)	8	—	22	9
Total other comprehensive income	8	—	22	9

Comprehensive income	$113	$37	$2,592	$131
Comprehensive income attributable to noncontrolling interests	(2)	(3)	(5)	(6)
Comprehensive income attributable to stockholders	$111	$34	$2,587	$125

Earnings per share:
Earnings per share - Basic	$0.48	$0.17	$12.16	$0.59
Earnings per share - Diluted	$0.48	$0.17	$11.94	$0.59

Weighted average shares outstanding - Basic	214	198	210	198
Weighted average shares outstanding - Diluted	215	198	214	198

Dividends declared per common share	$0.43	$—	$1.29	$—

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net income	$2,570	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217	220
Impairment loss	—	15
Gain on sale of assets, net	—	(1)
Equity in earnings from investments in affiliates	(18)	(16)
Loss on foreign currency transactions	4	—
Other loss, net	3	7
Share-based compensation expense	11	—
Amortization of deferred financing costs	3	8
Distributions from unconsolidated affiliates	14	14
Deferred income taxes	(2,360)	(52)
Changes in working capital and other	14	(23)
Net cash provided by operating activities	458	294
Investing Activities:
Capital expenditures for property and equipment	(125)	(170)
Investments in affiliates	(1)	—
Change in restricted cash	—	14
Distributions from unconsolidated affiliates	1	2
Net cash used in investing activities	(125)	(154)
Financing Activities:
Repayment of debt	—	(995)
Change in restricted cash	(7)	(21)
Dividends paid	(294)	—
Distributions to noncontrolling interests	(3)	(6)
Tax withholdings on share-based compensation	(2)	—
Net transfers (to) from Parent	(9)	167
Contribution from Parent	—	987
Net cash (used in) provided by financing activities	(315)	132
Effect of exchange rate changes on cash and cash equivalents	2	2
Net increase in cash and cash equivalents	20	274
Cash and cash equivalents, beginning of period	337	72
Cash and cash equivalents, end of period	$357	$346

Supplemental Disclosures
Non-cash investing activities:
Transfer of property and equipment to Hilton Grand Vacations	$4	$40
Non-cash financing activities:
Dividends paid in stock	$441	$—
Dividends declared but unpaid	92	—
Distribution to Parent	—	(48)
Contribution from Parent	—	45

Refer to the notes to the unaudited condensed combined consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED COMBINED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Share-based compensation	1	—	9	—	—	—	—	9
Net income	—	—	—	2,565	—	—	5	2,570
Other comprehensive income	—	—	—	—	22	—	—	22
Dividends and dividend equivalents	16	—	(110)	(279)	—	—	—	(389)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Balance as of September 30, 2017	215	$2	$3,827	$2,286	$(45)	$—	$(47)	$6,023

	Accumulated Other Comprehensive Loss	Net Parent Investment	Non- controlling Interests	Total
Balance as of December 31, 2015	$(63)	$2,884	$(24)	$2,797
Net income	—	116	6	122
Other comprehensive income	9	—	—	9
Net transfers from Parent	—	167	—	167
Distribution to Parent	3	(51)	—	(48)
Contribution from Parent	—	1,032	—	1,032
Distributions to noncontrolling interests	—	—	(6)	(6)
Cumulative effect of the adoption of ASU 2015-02	—	(3)	1	(2)
Balance as of September 30, 2016	$(51)	$4,145	$(23)	$4,071

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

These financial statements should be read in conjunction with the audited combined consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017, and “Financial Statements and Supplementary Data,” included in Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on May 5, 2017.

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

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017, and Exhibit 99.2 to our Current Report on Form 8-K, filed with the SEC on May 5, 2017, contain discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2016.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB has issued several related ASUs. The provisions of ASU 2014-09 and the related ASUs are effective January 2018 and are to be applied retrospectively or using a modified retrospective approach; early adoption is permitted.  Based on our assessment to-date, we do not expect the timing of recognition and amount of revenues from room, food and beverage, and other revenue to change.  We also do not expect sales of real estate that involve cash with few contingencies to be materially affected; however, the new standard may allow for earlier revenue recognition for sales of real estate where we have continuing involvement.  We expect to adopt the new ASUs using the modified retrospective approach and do not anticipate that this will result in a material cumulative effect adjustment to retained earnings as of January 1, 2018.

Note 3: Property and Equipment

Property and equipment were:

	September 30, 2017	December 31, 2016
	(in millions)
Land	$3,398	$3,397
Buildings and leasehold improvements	6,093	6,015
Furniture and equipment	992	922
Construction-in-progress	72	79
	10,555	10,413
Accumulated depreciation and amortization	(2,091)	(1,872)
	$8,464	$8,541

Depreciation of property and equipment, including capital lease assets, was $72 million and $71 million during the three months ended September 30, 2017 and 2016, respectively, and $213 million and $216 million during the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, property and equipment included approximately $20 million and $19 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $9 million and $8 million, respectively, of accumulated depreciation.

In July 2017, 14 of the 600 rooms at the Hilton Waikoloa Village previously transferred to Hilton Grand Vacations (“HGV”) and leased back by us were released to HGV. Accordingly, we derecognized $4 million of property and equipment, net, and the related liability due to HGV.  Additionally, in October 2017, another 120 rooms were released to HGV. As a result, we expect to derecognize approximately $34 million of property and equipment, net, in the fourth quarter of 2017.

Note 4: Consolidated Variable Interest Entities and Investments in Affiliates

Consolidated VIEs

As of September 30, 2017 and December 31, 2016, we consolidated three VIEs that own hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed combined consolidated balance sheets include the following assets and liabilities of these entities:

	September 30, 2017	December 31, 2016
	(in millions)
Property and equipment, net	$209	$208
Cash and cash equivalents	18	14
Restricted cash	14	13
Accounts receivable, net	4	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	9	6
Deferred income tax liabilities	—	49

During the nine months ended September 30, 2017 and 2016, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	September 30, 2017	December 31, 2016
		(in millions)
Hilton Berlin	40%	$33	$31
Hilton San Diego Bayfront	25%	20	20
All others (7 hotels)	20% - 50%	32	30
		$85	$81

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $862 million and $861 million as of September 30, 2017 and December 31, 2016, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 5: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2017, were:

			Principal balance as of
	Interest Rate at September 30, 2017	Maturity Date	September 30, 2017	December 31, 2016
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.03%	2020 to 2026(2)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(3)	L + 1.50%	December 2021(2)	—	—
Unsecured notes	7.50%	December 2017	55	55
Capital lease obligations	Average rate of 7.00%	2019 to 2094	15	14
			3,027	3,026
Less: unamortized deferred financing costs and discount			(12)	(14)
			$3,015	$3,012

(1)

In October 2016, we entered into a $725 million commercial mortgaged-back securities (“CMBS”) loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.
(3)	$1 billion available.

Mortgage Loans

We are required to deposit with the lender certain cash reserves for restricted uses. As of September 30, 2017 and December 31, 2016, our condensed combined consolidated balance sheets included $19 million and $13 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt as of September 30, 2017 were:

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

		September 30, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$724	$725	$725
HHV CMBS Loan	3	1,275	1,260	1,275	1,275
Term Loan	3	750	747	750	750
Mortgage loans	3	207	204	207	208
Unsecured notes	1	55	55	55	57

Note 7: Income Taxes

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock.  To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed combined consolidated financial statements for the nine months ended September 30, 2017 related to our REIT activities, other than the derecognition of deferred tax liabilities discussed below.

We will be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following our election to be taxed as a REIT.  In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

We recognized income tax benefits for the three and nine months ended September 30, 2017 of approximately $48 million and $2,360 million, respectively, primarily as a result of the derecognition of deferred tax liabilities associated with our intention to be taxed as a REIT.

Through January 3, 2017, we had been included in the consolidated U.S. federal income tax return of Hilton, as well as certain state tax returns where Hilton filed on a consolidated or combined basis, and foreign tax filings, as applicable. For purposes of our historical condensed combined consolidated balance sheets, we have recorded deferred tax balances as if we filed tax returns on a stand-alone basis separate from Hilton, but not as a REIT. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis required considerable judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to determine these tax amounts were reasonable. However, our historical condensed combined consolidated balance sheets may not necessarily reflect what our tax liability would have been if we were a stand-alone enterprise during the periods presented.

Note 8: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”), both effective January 3, 2017. The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of September 30, 2017, 6,606,181 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of September 30, 2017, 401,128 shares of common stock remain available for future issuance. For the three and nine months ended September 30, 2017, we recognized $4 million and $11 million, respectively, of share-based compensation expense. As of September 30, 2017, unrecognized compensation expense was $24 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	586,626	26.50
Vested	(77,984)	26.68
Forfeited	(9,032)	26.22
Unvested at September 30, 2017	499,610	$26.48

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a performance measure based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the nine months ended September 30, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	387,642	31.95
Vested	—	—
Forfeited	(1,932)	31.90
Unvested at September 30, 2017	385,710	$31.95

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	25.5% - 29.5%
Dividend yield(2)	—
Risk-free rate	1.2% - 1.5%
Expected term	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical volatility over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders(2)	$103	$34	$2,565	$116
Earnings allocated to participating securities	(1)	—	(7)	—
Net income attributable to stockholders net of earnings allocated to participating securities	$102	$34	$2,558	$116
Denominator:
Weighted average shares outstanding - basic	214	198	210	198
Unvested restricted shares	1	—	—	—
Net effect of shares issued with respect to E&P Dividend(3)	—	—	4	—
Weighted average shares outstanding - diluted	215	198	214	198

Basic EPS(4)	$0.48	$0.17	$12.16	$0.59
Diluted EPS(4)	$0.48	$0.17	$11.94	$0.59

(1)	For 2016, basic and diluted earnings per share were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)

Includes the derecognition of deferred tax liabilities for the three and nine months ended September 30, 2017 of $48 million and $2,360 million, respectively, associated with Park’s intention to be taxed as a REIT.

(3)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(4)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not equal the EPS for the nine months.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2017, because their effect would have been anti-dilutive.

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

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Cash pooling and general financing activities	$(9)	$(4)
Corporate allocations	—	44
Income taxes	—	127
Net transfers (to) from Parent	$(9)	$167

Note 11: Business Segment Information

As of September 30, 2017, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA, further adjusted to exclude:

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

The following table presents revenues for our consolidated hotels reconciled to our condensed combined consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016(1)	2017	2016(1)
	(in millions)
Revenues:
Total consolidated hotel revenue	$685	$667	$2,096	$2,047
Other revenue	3	4	9	10
Total revenues	$688	$671	$2,105	$2,057

Hotel Adjusted EBITDA	$182	$201	$573	$615
Other revenue	3	4	9	10
Impairment loss	—	—	—	(15)
Depreciation and amortization expense	(74)	(73)	(217)	(220)
Corporate and other expense	(20)	(21)	(57)	(56)
Interest income	1	—	2	1
Interest expense	(32)	(49)	(93)	(141)
Equity in earnings from investments in affiliates	6	6	18	16
(Loss) gain on foreign currency transactions	(1)	1	(4)	—
Income tax benefit (expense)	44	(26)	2,344	(79)
Loss from hurricane damage	(2)	—	(2)	—
Other gains and losses	(2)	(6)	(3)	(9)
Net income	$105	$37	$2,570	$122

(1)	Prior to the spin-off, we had one operating and reportable segment, our ownership segment. Prior period presentation has been restated to reflect our current reportable segment.

The following table presents total assets for our consolidated hotels, reconciled to condensed combined consolidated amounts:

	September 30, 2017	December 31, 2016
	(in millions)
Consolidated hotels	$9,710	$9,747
All other	93	87
	$9,803	$9,834

Note 12: Commitments and Contingencies

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and our hotel in Puerto Rico. The majority of our hotels in Florida sustained minor damage and remained open, while our two hotels in Key West sustained moderate damage and disruption and were closed for several weeks.  Additionally, our one hotel in Puerto Rico sustained significant damage and the hotel currently remains closed.  Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles.  As of September 30, 2017, we had recognized a loss of $2 million resulting from these hurricanes included within other property-level operating expenses.  Although the total amount of the damage has not yet been determined, we anticipate an additional loss of $15 million to $20 million representing losses up to the amount of our deductibles and an estimate of uninsured losses. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of September 30, 2017, we had outstanding commitments under third-party contracts of approximately $99 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2017 will not have a material effect on our condensed combined consolidated results of operations, financial position or cash flows.

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

The historical condensed combined consolidated statements of comprehensive income include the results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club for the three and nine months ended September 30, 2016. In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these hotels were not reflected in our condensed combined consolidated financial statements from and after such distribution. These hotels were not material to our results of operations in the historical periods reflected in the condensed combined consolidated statements of comprehensive income included in this Quarterly Report on Form 10-Q.

Recent Events

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and our hotel in Puerto Rico.  The majority of our hotels in Florida sustained minor damage and remained open, while our two hotels in Key West sustained moderate damage and disruption and were closed for several weeks. Additionally, our one hotel in Puerto Rico sustained significant damage and the hotel currently remains closed.  We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to the hotels and the near-term loss of business.  Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed combined consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

As these hurricanes occurred towards the end of the quarter, there was not a material effect on the result of our operations for the three or nine months ended September 30, 2017.  We expect our hotel in Puerto Rico to continue to experience the effects from business interruption for the duration of the year ended December 31, 2017; therefore, the results of operations are presented as non-comparable.

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

Of our 58 hotels that we consolidated as of September 30, 2017, 55 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 and Embassy Suites Washington DC Georgetown in 2016 to Hilton Grand Vacations (“HGV”) timeshare units, and due to the effects of the hurricane at the Caribe Hilton in Puerto Rico and the expected continued effects from business interruption during the remainder of 2017 and well into 2018, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of September 30, 2016 also exclude the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club, as these hotels were not retained by us as part of the spin-off.

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

EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA Margin

EBITDA, presented herein, reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates.

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

We believe that EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin are among the measures used by our management team to make day-to-day operating decisions and evaluate our operating performance between periods and between REITs by removing the effect of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results; and (ii) EBITDA, Adjusted EBITDA, Hotel Adjusted EBITDA and Hotel Adjusted EBITDA margin are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017(1)	2016(1)	2017(1)	2016(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$172	$187	$532	$572
Non-comparable Hotel Adjusted EBITDA	10	14	41	43
Hotel Adjusted EBITDA	$182	$201	$573	$615

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$105	$37	$2,570	$122
Depreciation and amortization expense	74	73	217	220
Interest income	(1)	—	(2)	(1)
Interest expense	32	49	93	141
Income tax (benefit) expense	(44)	26	(2,344)	79
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	6	6	18	19
EBITDA	172	191	552	580
Gain on sale of assets, net	—	—	—	(1)
Loss (gain) on foreign currency transactions	1	(1)	4	—
Transition costs	3	—	5	—
Share-based compensation expense	3	—	10	—
Impairment loss	—	—	—	15
Loss from hurricane damage	2	—	2	—
Other gains and losses	2	9	4	20
Adjusted EBITDA	183	199	577	614
Less: Adjusted EBITDA from investments in affiliates	11	11	35	34
Less: All other(1)	(10)	(13)	(31)	(35)
Hotel Adjusted EBITDA	$182	$201	$573	$615

(1)Includes EBITDA from our laundry business and certain corporate expenses.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

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

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income attributable to stockholders	$103	$34	$2,565	$116
Depreciation and amortization expense	74	73	217	220
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sale of assets, net	—	—	—	(1)
Impairment loss	—	—	—	15
Equity investment adjustments:
Equity in earnings from investments in affiliates	(6)	(6)	(18)	(16)
Pro rata FFO of investments in affiliates	8	10	26	29
NAREIT FFO attributable to stockholders	178	110	2,787	360
Loss (gain) on foreign currency transactions	1	(1)	4	—
Transition costs	3	—	5	—
Share-based compensation expense	3	—	10	—
Loss from hurricane damage	2	—	2	—
Other gains and losses(1)	(46)	—	(2,356)	—
Adjusted FFO attributable to stockholders	$141	$109	$452	$360

NAREIT FFO per share - Diluted(2)	$0.83	$0.55	$13.00	$1.82
Adjusted FFO per share - Diluted(2)	$0.66	$0.54	$2.11	$1.82

(1)

Includes derecognition of deferred tax liabilities for the three and nine months ended September 30, 2017 of $48 million and $2,360 million, respectively, associated with our intention to be taxed as a REIT.

(2)

For 2016, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented; therefore, the sum of the quarterly FFO does not equal the FFO for the nine months.

Comparable Hotel Data

The following tables set forth data for our 2017 comparable hotels by geographic market as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016:

	As of September 30, 2017		Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$271.44	95.7%	$259.74	$266.02	96.1%	$255.69	1.6%
Northern California	7	4,513	240.54	91.4	219.84	234.90	89.1	209.37	5.0
Florida	6	3,294	164.75	75.2	123.93	164.87	76.1	125.52	(1.3)
Other	16	5,803	169.37	79.4	134.56	165.80	80.3	133.15	1.1
New Orleans	2	1,939	139.75	70.8	98.94	145.44	70.5	102.60	(3.6)
Chicago	4	2,743	183.22	82.9	151.82	192.33	83.9	161.27	(5.9)
New York	1	1,907	289.84	88.9	257.62	292.71	95.4	279.35	(7.8)
Southern California	4	1,304	185.48	91.3	169.36	188.16	89.2	167.91	0.9
Washington, D.C.	2	1,085	157.23	79.6	125.15	152.67	82.0	125.13	0.0
Total Domestic	43	25,448	$205.28	83.9%	$172.19	$204.53	84.4%	$172.67	(0.3)%
Total International	12	2,698	$143.61	79.7%	$114.39	$141.80	78.9%	$111.89	2.2%
All Markets	55	28,146	$199.65	83.5%	$166.66	$198.88	83.9%	$166.85	(0.1)%

	As of September 30, 2017		Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$258.69	94.3%	$243.92	$250.44	94.7%	$237.21	2.8%
Northern California	7	4,513	237.19	85.9	203.72	239.26	86.6	207.14	(1.7)
Florida	6	3,294	205.89	82.3	169.47	204.88	81.3	166.54	1.8
Other	16	5,803	166.31	79.2	131.77	159.63	79.7	127.29	3.5
New Orleans	2	1,939	175.59	75.0	131.68	177.84	75.9	134.97	(2.4)
Chicago	4	2,743	176.47	75.9	134.02	179.38	75.6	135.53	(1.1)
New York	1	1,907	277.77	85.2	236.56	279.48	87.8	245.51	(3.6)
Southern California	4	1,304	173.61	87.3	151.53	170.90	87.7	149.93	1.1
Washington, D.C.	2	1,085	172.35	80.7	139.03	163.95	81.3	133.26	4.3
Total Domestic	43	25,448	$207.23	82.7%	$171.48	$205.22	83.2%	$170.70	0.5%
Total International	12	2,698	$137.93	74.0%	$102.10	$138.34	73.8%	$102.10	(0.0)%
All Markets	55	28,146	$201.23	81.9%	$164.83	$199.48	82.3%	$164.13	0.4%

During the three months ended September 30, 2017, our domestic hotels experienced a decline in RevPAR of 0.3%, as compared to the three months ended September 30, 2016. Our New York hotel experienced a decline in RevPAR of 7.8% attributable to weak group demand contributing to a decrease in ADR and occupancy coupled with disruption from a rooms renovation during the third quarter. Our Chicago hotels experienced a decline in RevPAR of 5.9%, primarily attributable to a decline in ADR from a decrease in group business. Our New Orleans hotels had a decrease in RevPAR of 3.6%, primarily attributable to the effects of Hurricane Harvey coupled with a decrease in group business.  Our Florida hotels experienced a decline in RevPAR of 1.3%, primarily attributable to the effects of Hurricane Irma at our Key West Hotels, partially offset by an increase in both ADR and occupancy at our Orlando area hotels. The overall decline in RevPAR for our domestic hotels was partially offset by an increase in RevPAR for our Northern California and Hawaii hotels. Our Northern California hotels experienced increases in both ADR and occupancy, primarily from increased group demand, which also contributed to improved rates and the increase at our Hawaii hotel was primarily attributable to increases in ADR from improved transient demand.

During the nine months ended September 30, 2017, our domestic hotels experienced RevPAR growth of 0.5%, as compared to the nine months ended September 30, 2016, attributable to an increase in ADR of 1.0%. Our Washington, D.C. hotels led RevPAR growth with an increase in ADR due to increased demand during the inauguration and related political events in the first quarter. RevPAR in Hawaii increased primarily due to an increase in ADR from group business and improved transient demand. The overall increase in RevPAR at our domestic hotels was partially offset by declines in RevPAR in New York and Northern California. Our New York hotel experienced a decline in RevPAR of 3.6% primarily attributable to a decline in ADR and occupancy resulting from disruption from renovations during the year coupled with reduced demand in the market. Our Northern California hotels experienced declines in RevPAR, attributable to declines in both ADR and occupancy. The decrease in ADR and occupancy in Northern California was a result of the Super Bowl taking place in San Francisco in January 2016, disruption from renovation of rooms during the first quarter of 2017 and decreased demand in the first half of 2017 associated with the renovations at the Moscone Convention Center, partially offset by increased group demand in the third quarter of 2017 when compared to the third quarter of 2016.

On a currency neutral basis, our international hotels experienced an increase in RevPAR of 2.2% during the three months ended September 30, 2017, and remained flat during the nine months ended September 30, 2017. Our United Kingdom hotels experienced growth in ADR during the three and nine months ended September 30, 2017, as fears over the United Kingdom leaving the European Union have stabilized, which was partially offset by a decline in ADR and occupancy in Brazil as a result of decreased group business and loss of contract revenue.

The following tables set forth data for our 2017 comparable hotels by hotel type as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016:

	As of September 30, 2017		Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	10	7,006	$224.47	82.2%	$184.54	$220.41	84.0%	$185.21	(0.4)%
Urban	17	11,370	212.82	84.0	178.75	215.93	83.5	180.21	(0.8)
Airport	13	6,355	167.69	84.5	141.66	162.51	85.7	139.27	1.7
Suburban	15	3,415	165.08	82.5	136.14	166.37	81.7	135.95	0.1
All Types	55	28,146	$199.65	83.5%	$166.66	$198.88	83.9%	$166.85	(0.1)%

	As of September 30, 2017		Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	10	7,006	$231.87	85.0%	$196.99	$226.36	85.2%	$192.86	2.1%
Urban	17	11,370	213.70	79.9	170.84	216.96	80.4	174.35	(2.0)
Airport	13	6,355	165.03	83.9	138.41	158.42	84.8	134.34	3.0
Suburban	15	3,415	162.92	78.6	128.01	162.35	78.0	126.69	1.0
All Types	55	28,146	$201.23	81.9%	$164.83	$199.48	82.3%	$164.13	0.4%

During the three months ended September 30, 2017, our airport hotels experienced an increase in RevPAR of 1.7%, attributable to an increase in ADR. This growth was offset by a decrease in RevPAR at our urban hotels of 0.8%, negatively affected by the declines in New Orleans and Chicago discussed above, and a decline in RevPAR of 0.4% at our resort hotels attributable to the effects from Hurricane Irma to our Key West hotels.

During the nine months ended September 30, 2017, our airport hotels led the portfolio with RevPAR growth of 3.0%, primarily attributable to an increase in ADR of 4.2%. Our resort hotels experienced RevPAR growth of 2.1%, attributable to an increase in ADR at our Hawaii hotel discussed above partially offset by the impacts of Hurricane Irma to our Key West hotels. RevPAR growth at our suburban hotels of 1.0% was attributable to increases in ADR and occupancy. Our urban hotels experienced a decline in RevPAR of 2.0% primarily as a result of the decreases in New York and San Francisco discussed above, partially offset by the increase in Washington D.C. discussed above.

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

•

Income Taxes. Income tax expense will generally be lower in connection with our new REIT structure. In addition, we have derecognized certain deferred tax liabilities in connection with our intention to be taxed as a REIT.

The following tables reflect certain significant operating results:

Hotel operating results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(dollars in millions)			(dollars in millions)
Total hotel revenue	$685	$667	2.7%	$2,096	$2,047	2.4%
Hotel Adjusted EBITDA	$182	$201	(9.5)%	$573	$615	(6.8)%
Hotel Adjusted EBITDA margin(1)	26.6%	30.1%	(360) bps	27.3%	30.0%	(270) bps

(1)	Hotel Adjusted EBITDA margin is calculated as Hotel Adjusted EBITDA divided by total hotel revenue based on unrounded numbers.

Comparable hotel operating results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(dollars in millions)			(dollars in millions)
Comparable total hotel revenue	$635	$614	3.4%	$1,930	$1,872	3.1%
Comparable Hotel Adjusted EBITDA	$172	$187	(8.0)%	$532	$572	(7.0)%
Comparable Hotel Adjusted EBITDA margin(2)	27.0%	30.5%	(350) bps	27.6%	30.6%	(300) bps

(1)	Based on our 2017 comparable hotels as of September 30, 2017.
(2)	Comparable Hotel Adjusted EBITDA margin is calculated as comparable Hotel Adjusted EBITDA divided by comparable total hotel revenue based on unrounded numbers.

During the three and nine months ended September 30, 2017, comparable Hotel Adjusted EBITDA margin decreased 350 basis points and 300 basis points, respectively, compared to the same periods in 2016, primarily from the effect of new management agreements and certain other agreements entered into in connection with the spin-off.

Revenue

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$431	$432	(0.2)%	$1,267	$1,267	—%
Non-comparable rooms revenue	29	28	3.6	94	94	—
Total rooms revenue	$460	$460	—%	$1,361	$1,361	—%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.”

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$148	$142	4.2%	$511	$486	5.1%
Non-comparable food and beverage revenue	12	14	(14.3)	41	50	(18.0)
Total food and beverage revenue	$160	$156	2.6%	$552	$536	3.0%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017 comparable food and beverage revenue increased $6 million and $25 million, respectively, compared to the same periods in 2016 primarily due to an increase in both banquet and catering revenue and our food and beverage outlets as a result of increased group business.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other hotel revenue	$56	$40	40.0%	$152	$119	27.7%
Non-comparable other hotel revenue	9	11	(18)	31	31	—
Total other hotel revenue	65	51	27.5	183	150	22.0
Laundry revenue	3	4	(25.0)	9	10	(10.0)
Total other revenue	$68	$55	23.6%	$192	$160	20.0%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017, comparable other hotel revenue increased $16 million and $33 million, respectively, compared to the same periods in 2016, primarily due to increases of $12 million and $31 million, respectively, in revenue at the Hilton Hawaiian Village Waikiki Beach Resort earned from a services agreement entered into with HGV in connection with the spin-off.

Operating Expenses

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$112	$110	1.8%	$326	$323	0.9%
Non-comparable rooms expense	9	10	(10.0)	27	29	(6.9)
Total rooms expense	$121	$120	0.8%	$353	$352	0.3%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$110	$106	3.8%	$351	$339	3.5%
Non-comparable food and beverage expense	10	11	(9.1)	32	36	(11.1)
Total food and beverage expense	$120	$117	2.6%	$383	$375	2.1%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017, comparable food and beverage expense increased $4 million and $12 million, respectively, compared to the same period in 2016. The increase during the nine months ended September 30, 2017 was primarily a result of increases in our costs associated with increased volume in both our banquet and catering business and at our food and beverage outlets.

Other departmental and support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$163	$145	12.4%	$487	$442	10.2%
Non-comparable other departmental and support expense	17	20	(15.0)	51	58	(12.1)
Total other departmental and support expense	$180	$165	9.1%	$538	$500	7.6%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017, comparable other departmental and support expense increased $18 million and $45 million, respectively, compared to the same periods in 2016, primarily as a result of increases of $11 million and $28 million, respectively, in expenses related to the services agreement entered into with HGV in connection with the spin-off.

Other property-level

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$47	$42	11.9%	$135	$127	6.3%
Non-comparable other property-level expense	3	1	200.0	9	8	12.5
Total other property-level expense	$50	$43	16.3%	$144	$135	6.7%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017, comparable other property level expense increased $5 million and $8 million, respectively, compared to the same periods in 2016 primarily as a result of increased property taxes of $6 million and $7 million, respectively.

Management fees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017(1)	2016(1)	Percent Change	2017(1)	2016(1)	Percent Change
	(in millions)			(in millions)
Comparable management fees expense	$32	$20	60.0%	$99	$66	50.0%
Non-comparable management fees expense	2	2	—	8	7	14.3
Total management fees expense	$34	$22	54.5%	$107	$73	46.6%

(1)	Based on our 2017 comparable hotels as of September 30, 2017.

During the three and nine months ended September 30, 2017, comparable management fees expense increased $12 million and $33 million, respectively, compared to the same period in 2016. In connection with the spin-off, we entered into new management agreements resulting in the increases in management fees.

Impairment loss

During the nine months ended September 30, 2016, we recognized an impairment of $15 million for certain hotel intangibles and property and equipment resulting from a significant decline in market value of those assets. We did not recognize any impairment during the three and nine months ended September 30, 2017.

Corporate and other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$16	$17	(5.9)%	$46	$45	2.2%
Laundry expenses	4	4	—	11	11	—
Total corporate and other	$20	$21	(4.8)%	$57	$56	1.8%

Non-operating Income and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)
Interest income	$1	$—	NM(1)	$2	$1	100.0%
Interest expense	(32)	(49)	(34.7)	(93)	(141)	(34.0)
Equity in earnings from investments in affiliates	6	6	-	18	16	12.5
(Loss) gain on foreign currency transactions	(1)	1	NM(1)	(4)	—	NM(1)
Other loss, net	(2)	(5)	(60.0)	(3)	(7)	(57.1)
Income tax benefit (expense)	44	(26)	NM(1)	2,344	(79)	NM(1)

(1)	Percentage change is not meaningful.

Interest expense

In connection with the spin-off, we refinanced certain of our outstanding debt, resulting in a decrease in interest expense, summarized below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent Change	2017	2016	Percent Change
	(in millions)
SF and HHV CMBS Loans(2)	$21	$—	NM(1)	$63	$—	NM(1)
2013 CMBS Loan(3)	—	36	NM(1)	—	108	NM(1)
Mortgage Loans	2	7	(71.4)	6	19	(68.4)
Term Loan	5	—	NM(1)	14	—	NM(1)
Other	4	6	(33.3)	10	14	(28.6)
Total interest expense	$32	$49	(34.7)%	$93	$141	(34.0)%

(1)	Percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(3)	During 2016, we repaid in full the 2013 CMBS Loan.

Income tax benefit (expense)

Prior to January 4, 2017, we were subject to corporate income taxes at an effective federal, state and foreign tax rate of 39%.  For the three and nine months ended September 30, 2017, we recognized an income tax benefit of approximately $48 million and $2,360 million, respectively, as a result of the derecognition of certain deferred tax liabilities associated with our intention to be taxed as a REIT. The income tax benefit was partially offset by income tax expense associated with our foreign REIT operations and taxable REIT subsidiaries of $4 million and $16 million for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had total cash and cash equivalents of $377 million, including $20 million of restricted cash. Restricted cash primarily relates to cash restricted as to use by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, legal costs, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness (including $55 million for the repayment of our unsecured notes due in December 2017), capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into a FF&E reserve, unless such amounts have been incurred.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including payroll and related benefits, legal costs and capital expenditures for the foreseeable future. Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2017	2016	Percent Change
	(in millions)
Net cash provided by operating activities	$458	$294	55.8%
Net cash used in investing activities	(125)	(154)	(18.8)
Net cash used in financing activities	(315)	132	(338.6)

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $164 million increase in net cash provided by operating activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to lower income tax payments of $112 million and a $42 million decrease in cash paid for interest.

Investing Activities

The $29 million decrease in net cash used in investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $45 million decrease in capital expenditures for property and equipment. Additionally, during the nine months ended September 30, 2016, we received $14 million as a return on an escrow deposit we had placed on a potential acquisition.

Financing Activities

The $447 million increase in net cash used in financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to $294 million of dividends paid during the nine months ended September 30, 2017, including $110 million of cash dividends paid in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off and $184 million for our quarterly dividend.  Additionally, activity occurred during the nine months ended September 30, 2016 that did not occur during the nine months ended September 30, 2017. In 2016, we received contributions from Parent of $987 million in connection with the spin off and $167 million in net transfers from Parent, partially offset by a $991 million partial prepayment on the 2013 CMBS Loan.

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

Debt

As of September 30, 2017, our total indebtedness was approximately $3 billion, excluding approximately $215 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 5: “Debt” in our unaudited condensed combined consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2017 included construction contract commitments of approximately $99 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed combined consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017, and in Exhibit 99.1 to our Current Report on Form 8-K, filed with the SEC on May 5, 2017. There have been no material changes to our critical accounting policies or the methods or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect our future income, cash flows and fair value, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates or foreign exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

As of September 30, 2017, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

2(c): Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Stockholders’ Proposals and Nominations of Board Members

Requirements for Stockholder Proposals to Be Considered for Inclusion in our 2018 Proxy Materials. We have scheduled our 2018 Annual Meeting of stockholders (the “2018 Annual Meeting”) for April 27, 2018. The date of the 2018 Annual Meeting represents a change of more than 30 days from the anniversary of our 2017 Annual Meeting of stockholders, which was held on July 28, 2017. As a result, pursuant to Rule 14a-8 under the Exchange Act, we have set a new deadline for the submission of stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy statement for the 2018 Annual Meeting. The new deadline for the submission of such stockholder proposals is the close of business on January 2, 2018, which we believe is a reasonable time for the review, consideration and (if appropriate) inclusion of any such proposals before we begin to print and send proxy materials to stockholders for the 2018 Annual Meeting. For stockholders who wish to present a proposal to be considered for inclusion in our proxy statement and for consideration at the 2018 Annual Meeting, the proposal should be mailed by certified mail return receipt requested, to our Office of Corporate Secretary, Park Hotels & Resorts Inc., 1600 Tysons Blvd., 10th Floor, McLean, VA 22102. Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

Requirements for Other Stockholder Proposals to Be Brought Before the 2018 Annual Meeting of Stockholders and Director Nominations. This date of the 2018 Annual Meeting also affects the notification deadline for stockholders who wish to make a director nomination or present other business for consideration at the 2018 Annual Meeting. Our Amended and Restated By-laws ("By-laws") currently provide that, in order for a stockholder to bring nominations of persons for election to the Board or other business at the 2018 Annual Meeting, certain conditions set forth in Article I, Section 12 of the By-laws must be satisfied, including delivery of notice of such nomination or proposal to our Corporate Secretary at the address above no earlier than December 28, 2017, and no later than January 27, 2018.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8K, filed on March 17, 2017).

3.2	Amended and Restated Bylaws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8K, filed on March 17, 2017).

11.1	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: November 3, 2017	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 3, 2017	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)