Form 10-K
period 2017-12-31
Park Hotels & Resorts Inc.
filed 2018-03-01
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Tysons Boulevard, Suite 1000, McLean, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 584-7979

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,863 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 26, 2018 was 215,131,460.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Definitions

Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•

“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude: (i) gains or losses on sales of assets for both consolidated and unconsolidated investments; (ii) gains or losses on foreign currency transactions; (iii) transition costs related to our establishment as an independent, publicly traded company; (iv) transaction costs associated with the potential acquisition or disposition of hotels; (v) severance costs; (vi) share-based compensation expense; (vii) casualty and impairment losses; and (viii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.

•

“Adjusted FFO attributable to stockholders” means NAREIT FFO attributable to stockholders (as defined below) as further adjusted to exclude: (i) gains or losses on foreign currency transactions; (ii) transition costs related to our establishment as an independent, publicly traded company; (iii) transaction costs associated with the potential acquisition or disposition of hotels; (iv) severance costs; (v) share-based compensation expense; (vi) casualty losses, (vii) litigation gains and losses outside the ordinary course of business; and (viii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure.

•	“ADR” or “average daily rate” represents rooms revenue divided by total number of room nights sold in a given period.
•

“comparable hotels” represent those hotels that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, undergone large-scale capital projects or for which comparable results are not available.

•

“EBITDA” reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.

•	“HGV” refers to Hilton Grand Vacations Inc. and its consolidated subsidiaries, and references to “HGV Parent” refers only to Hilton Grand Vacations Inc., exclusive of its subsidiaries.
•	“Hilton” refers to Hilton Worldwide Holdings Inc. and its consolidated subsidiaries, and references to “Hilton Parent” refers only to Hilton Worldwide Holdings Inc., exclusive of its subsidiaries.
•

“Hotel Adjusted EBITDA” measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels, including both comparable and non-comparable hotels but excluding hotels owned by unconsolidated affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA, which is a non-GAAP financial measure.

•	a “luxury” hotel refers to a luxury hotel as defined by Smith Travel Research (“STR”).
•

“NAREIT FFO attributable to stockholders” means net income (loss) attributable to stockholders (calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the funds from operations (“FFO”) of those entities on the same basis. We calculate NAREIT FFO attributable to stockholders for a given operating period in accordance with the guidelines of the National Association of Real Estate Investment Trusts (“NAREIT”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of NAREIT FFO attributable to stockholders, which is a non-GAAP financial measure.

•	“occupancy” represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels.
•

“Park Hotels & Resorts,” “we,” “our,” “us” and the “Company” refer to Park Hotels & Resorts Inc. and its consolidated subsidiaries, and references to “Park Parent” refers only to Park Hotels & Resorts Inc., exclusive of its subsidiaries.

•	“RevPAR” or “revenue per available room” represents rooms revenue divided by the total number of room nights available to guests for a given period.
•

“Select Hotels” means the hotels that are managed by us rather than a third-party hotel management company, consisting of the following four hotels: the Hilton Garden Inn LAX/El Segundo in Los Angeles, California; the Hampton Inn & Suites Memphis—Shady Grove in Memphis, Tennessee, the Hilton Suites Chicago/Oak Brook in Chicago, Illinois and the Hilton Garden Inn Chicago/Oak Brook in Chicago, Illinois.

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

PART I

Item 1. Business

Our Company

We are a leading lodging real estate company with a diverse portfolio of market-leading hotels and resorts with significant underlying real estate value. As of February 26, 2018, our portfolio consists of 55 premium-branded hotels and resorts with over 32,000 rooms located in prime United States (“U.S.”) and international markets with high barriers to entry. Over 85% of our rooms are luxury and upper upscale and over 95% are located in the U.S. Over 70% of our rooms are located in the central business districts of major cities and resort/conference destinations. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

We were originally formed as a Delaware corporation in 1946 and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton Parent completed the spin-off that resulted in our establishment as an independent, publicly traded company. The spin-off transaction, which was effected through a pro rata distribution of Park Parent stock to existing Hilton Parent stockholders, was intended to be tax-free to both Hilton and Hilton’s stockholders. As a result of the spin-off, each holder of Hilton Parent common stock on the record date of December 15, 2016 received one share of our common stock for every five shares of Hilton Parent common stock owned.

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment company (“REIT”), effective January 4, 2017. We are currently, and expect to continue to be, organized and operate in a REIT qualified manner.

From the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. Park Parent owns 100% of the interests in our Operating Company.

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•

Maximizing Hotel Profitability through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. We will continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 27 hotels with 400 rooms or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.

•

Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and mergers and acquisitions expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions, dispositions and/or corporate transactions, which we believe will enable us to further diversify our portfolio. For example, we recently sold a group of hotels located in lower growth domestic and non-core international markets that accounted for approximately $33 million of our 2017 EBITDA. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with other leading hotel brands and operators.

•

Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet with continued focus on optimizing our cost of capital by targeting modest leverage levels, which we seek to maintain between three- to five-times net debt (calculated as our long-term debt and our share of investments in affiliates’ debt, both excluding deferred financing costs, reduced by both our cash and cash equivalents and our restricted cash) to Adjusted EBITDA throughout the lodging cycle. We also will focus on maintaining sufficient liquidity with minimal short-dated maturities, and intend to have a mix of debt that will provide us with the flexibility to prepay when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 26, 2018.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Conrad Hotels & Resorts	Luxury	1	192
DoubleTree by Hilton	Upscale	10	4,093
Embassy Suites by Hilton	Upper Upscale	7	1,727
Hampton by Hilton	Upper Midscale	1	130
Hilton Hotels & Resorts	Upper Upscale	30	25,074
Hilton Garden Inn	Upscale	2	290
Curio - A Collection by Hilton	Upper Upscale	1	224
Waldorf Astoria Hotels & Resorts	Luxury	3	963
Total		55	32,693

 Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms
Consolidated Portfolio
Fee Simple(1)	31	21,541
Ground Lease	15	6,069
	46	27,610
Unconsolidated Joint Ventures(2)
Fee Simple	6	3,238
Ground Lease	3	1,845
	9	5,083
Total	55	32,693

(1)

Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 10: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Nine of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Hotel Laundry Operations

As of February 26, 2018, we own and operate three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon that service approximately 40 hotels, including five of our owned hotels, and employ more than 200 full-time employees. Revenue from our hotel laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2017, 2016 and 2015.

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

Management Agreements

Our hotel managers, each of which is an affiliate of Hilton, control the day-to-day operations of our hotels that are subject to a management agreement. We have consultative and specified approval rights with respect to certain actions of our hotel managers, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.

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

 Term

Our management agreements have terms ranging from 20 to 30 years and most allow for one or more renewal periods at the option of our hotel managers. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range between 30 and 70 years.

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

Termination Events

Subject to certain qualifications, notice requirements and applicable cure periods, the management agreements generally are terminable by either party upon a material casualty or condemnation of the hotel or the occurrence of certain customary events of default, including, among others: the bankruptcy or insolvency of either party; the failure of either party to make a payment when due, and failure to cure such non-payment after late payment notice; or breach by either party of covenants or obligations under the management agreement.

Additionally, our hotel managers generally have the right to terminate the management agreement in certain situations, including the occurrence of certain actions with respect to a mortgage or our failing to complete or commence required repair after damage or destruction to the hotel, or our failure to meet minimum brand standards. For certain properties, our management agreements also allow early termination, subject to entering into a franchise agreement with an affiliated brand. If our hotel managers terminate due to our default, our hotel managers may exercise all of their rights and remedies at law or in equity.

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

Spin-Off Related Agreements

Distribution Agreement

We entered into a distribution agreement (“Distribution Agreement”) with Hilton Parent regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by us and Hilton Parent and the settlement or extinguishment of certain liabilities and other obligations among Hilton Parent and us. In particular, the Distribution Agreement provided that, subject to the terms and conditions contained in the Distribution Agreement:

•

all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the separated real estate business were retained by or transferred to us;

•

all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the timeshare business were retained by or transferred to HGV Parent or its subsidiaries;

•	all other assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) of Hilton were retained by or transferred to Hilton Parent or its subsidiaries;
•

liabilities (including whether accrued, contingent or otherwise) related to, arising out of or resulting from businesses of Hilton that were previously terminated or divested were allocated among the parties to the extent formerly owned or managed by or associated with such parties or their respective businesses;

•

each of Park Parent and HGV Parent assumed or retained any liabilities (including under applicable federal and state securities laws) relating to, arising out of or resulting from the Form 10 registering its common stock to be distributed by Hilton Parent in the spin-off and from any disclosure documents that offered for sale securities in transactions related to the spin-off, subject to exceptions for certain information for which Hilton Parent retained liability; and

•

except as otherwise provided in the Distribution Agreement or any ancillary agreement, we retained responsibility for any costs or expenses incurred by us following the distribution in connection with the transactions contemplated by the Distribution Agreement, including costs and expenses relating to legal counsel, financial advisors and accounting advisory work related to the distribution.

In addition, notwithstanding the allocation described above, we, HGV and Hilton have agreed that losses related to certain contingent liabilities (and related costs and expenses), which generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”), will be apportioned among the parties according to fixed percentages of 65%, 26% and 9% for each of Hilton, us and HGV, respectively. Examples of Shared Contingent Liabilities may include uninsured losses arising from actions (including derivative actions) against current or former directors or officers of Hilton or its subsidiaries in respect of acts or omissions occurring prior to the distribution date, or against current or former directors or officers of any of Hilton, HGV or us, or any of their or our respective subsidiaries, arising out of, in connection with, or otherwise relating to, the spin-offs and the distribution, subject to certain exceptions described in the Distribution Agreement. In addition, costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions may also be subject to these provisions. Subject to certain limitations and exceptions, Hilton shall generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense.

The Distribution Agreement also provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company.

Employee Matters Agreement

We entered into an employee matters agreement (“Employee Matters Agreement”) with Hilton Parent that governs the respective rights, responsibilities and obligations of Hilton Parent after the spin-off with respect to transferred employees, defined benefit pension plans, defined contribution plans, non-qualified retirement plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which our employees participated prior to the spin-off, and continued participation by our employees in certain of Hilton’s compensation and benefit plans for a specified period of time following the spin-off. Generally, other than with respect to certain specified compensation and benefit plans and liabilities, we assumed or retained sponsorship of, and the liabilities relating to, compensation and benefit plans and employee-related liabilities relating to our current and former employees. The Employee Matters Agreement also provided that outstanding Hilton equity-based awards be equitably adjusted or converted into Park Parent awards, in connection with the spin-off. The number of shares subject to such converted awards were calculated based on adjustments to Hilton Parent equity-based awards using an applicable conversion ratio of approximately 1:1 and assumed a majority of the performance-vesting awards vest at target performance levels. Following the spin-off, our employees no longer actively participated in Hilton’s benefit plans or programs (other than on a transition basis under the Employee Matters Agreement), and we have established plans or programs for our employees as described in the Employee Matters Agreement. Effective as of January 1, 2018, the Company has implemented separate benefit plans for our employees. We have also established or maintained plans and programs outside of the United States as may be required under applicable law or pursuant to the Employee Matters Agreement.

Tax Matters Agreement

We entered into a tax matters agreement (“Tax Matters Agreement”) with Hilton Parent, HGV Parent and Hilton Domestic Operating Company that governs the respective rights, responsibilities and obligations of us, Hilton Parent and HGV Parent after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. Although binding between the parties, the Tax Matters Agreement is not binding on the IRS. We and HGV Parent have joint and several liability with Hilton Parent to the IRS for the consolidated U.S. federal income taxes of the Hilton consolidated group relating to the taxable periods in which we were part of that group. The Tax Matters Agreement specifies the portion, if any, of this tax liability for which we bear responsibility, and each party has agreed to indemnify the other against any amounts for which they are not responsible. The Tax Matters Agreement also provides special rules for allocating tax liabilities in the event that the spin-off is not tax-free. In general, under the Tax Matters Agreement, each party is responsible for any taxes imposed on Hilton that arise from the failure of the spin-off and certain related transactions to qualify as a tax-free transaction for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, as applicable, and certain other relevant provisions of the Code, to the extent that the failure to qualify is attributable to actions taken by such party (or with respect to such party’s stock). The parties share responsibility in accordance with sharing percentages for any such taxes imposed on Hilton that are not attributable to actions taken by a particular party.

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

These strategic and other transactions may be allowed within the two-year timeframe in the event that the IRS has granted a favorable ruling to us or in the event that we have received an opinion from a tax advisor that we can take such actions without adversely affecting the tax-free status of the spin-off and related transactions.

Transition Services Agreement

We entered into a transition services agreement (“TSA”) with Hilton Parent to provide us with certain services for a limited time to help ensure an orderly transition following the distribution.

The services that Hilton provided include certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services. We paid Hilton Parent for such services utilized at agreed amounts as set forth in the TSA. In addition, for a term set forth in the TSA, we and Hilton Parent may mutually agree on additional services to be provided by Hilton to us that were provided to us by Hilton prior to the distribution but were omitted from the TSA at pricing based on market rates that are reasonably agreed by the parties.

Stockholders and Registration Rights Agreements

On October 24, 2016, Hilton Parent, The Blackstone Group L.P. and its affiliates (“Blackstone”) and HNA Tourism Group Company Limited (“HNA”) announced that affiliates of Blackstone agreed to sell 247,500,000 shares of common stock of Hilton Parent to HNA, representing approximately 25% of the outstanding shares of common stock of Hilton Parent, pursuant to a stock purchase agreement between HNA and Blackstone (“Sale”). Pursuant to that stock purchase agreement, as the Sale closed after the record date of the spin-off, the Sale also included the shares of common stock of HGV Parent and Park Parent received by Blackstone with respect to the shares of common stock of the Hilton Parent being sold to HNA. The Sale closed on March 15, 2017, resulting in HNA acquiring 53,651,453 shares of Park Parent’s common stock at approximately $25.45 per share. In connection with the Sale, we entered into a stockholders’ agreement and a registration rights agreement with HNA, summarized below.

We also previously entered into a registration rights agreement and a stockholders’ agreement with Blackstone. In accordance with the registration rights agreement with Blackstone, the Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission on May 5, 2017. The Blackstone Selling Stockholders named in our Form S-11 sold 15.0 million shares of Park Parent’s common stock in June 2017 and an additional 16.8 million shares in December 2017. As a result of such sales, the stockholder agreement with Blackstone was terminated in accordance with its terms. The Company will no longer have any obligations under the registration rights agreement with Blackstone once Blackstone no longer owns any of our securities (other than those that can be sold pursuant to Rule 144 or 145 of the Securities Act (or similar provisions) without limitation thereunder on volume or manner of sale).

HNA Stockholders Agreement

In connection with the Sale, we entered into a stockholders agreement with HNA (and with HNA Group Co., Ltd. for purposes of the standstill provision only) that became effective upon the closing of the Sale.

Directors. Under the HNA stockholders agreement, for so long as HNA beneficially owns at least 15% of our outstanding common stock, it will have the right to designate two directors to our board of directors, only one of which may be affiliated with HNA (but not its hospitality business, unless such condition is waived) and the other of which must meet the independence standards of the New York Stock Exchange (“NYSE”) with respect to our company and not have been, for two years, an employee, director or officer of, or consultant to, HNA or any of its affiliates. Each of HNA’s director designees must be reasonably satisfactory to our nominating and corporate governance committee. In addition, so long as HNA owns at least 20% of our outstanding common stock, HNA will have the right to designate an additional independent director to fill each third additional director seat above 11 directors; for example, if we were to increase the size of our board of directors in the future to 14, HNA would have the right to designate an independent director as the 14th member of the board of directors. HNA’s right to designate directors declines to one director when HNA’s ownership falls below 15% of our outstanding common stock and such right terminates when HNA’s ownership falls below 5% of our outstanding common stock, subject to certain exceptions. Each independent designee will be entitled to serve on at least one standing committee of the board of directors, as determined by the nominating and corporate governance committee.

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

HNA Registration Rights Agreements

In connection with the Sale, we entered into a registration rights agreement with HNA that became effective upon the closing of the Sale. The HNA registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. The registration rights agreement also will require us to pay certain expenses relating to such registrations and indemnify the registration rights holder against certain liabilities under the Securities Act.

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 26, 2018, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of U.S. Properties (Excluding Properties Leased by Joint Ventures)
Hilton Boston Logan Airport	September 30, 2044	2 x 20 years
Hilton Orlando Lake Buena Vista	January 31, 2034	1 x 25 years
Hilton Seattle Airport Hotel & Conference Center	December 31, 2046	Purchase Rights (1) Renewal Rights 2 x 10 years; 1 x 5 years
Hilton Oakland Airport	January 19, 2034	None
Embassy Suites Kansas City Plaza	January 30, 2026	Renewal Rights(2) 2 x 25 years
Portfolio of Five Hotels(3)	December 31, 2025	2 x 5 years (4)
Embassy Suites Phoenix Airport	November 30, 2021	1 x 10 years
Embassy Suites Austin Downtown Town Lake	February 28, 2019	2 x 10 years
Hilton Chicago O’Hare Airport (5)	December 31, 2018	None
Leases of Non-U.S. Properties
Hilton Nuremberg Hotel	December 31, 2039	Purchase Rights; Renewal Rights 1 x 20 years
Hilton Sheffield Hotel	September 14, 2022	None
Leases of U.S. Properties by Joint Ventures
Hilton La Jolla Torrey Pines(6)	June 30, 2067	1 x 10 years; 1 x 20 years(7)
Embassy Suites Secaucus Meadowlands	October 31, 2021	1 x 10 years
Hilton San Diego Bayfront	December 31, 2071	None

(1)	Tenant has a right of first offer with respect to the property.
(2)	Landlord has the option to renew the lease.
(3)

Reflects the terms of a master lease agreement pursuant to which we lease the following five hotels: the Hilton Salt Lake City Center; the DoubleTree Hotel Seattle Airport; the DoubleTree Hotel San Diego—Mission Valley; the DoubleTree Hotel Sonoma Wine Country; and the DoubleTree Hotel Durango.

(4)	The renewal option may be exercised for less than all 5 of the hotels. Minimum rent is reduced if the renewal option is exercised for less than all of the 5 hotels.
(5)	The city of Chicago has elected not to renew or extend the lease at the end of the contract term.
(6)	The lease is held by CHH Torrey Pines Hotel Partners, LP, which is wholly owned by joint venture entity, Ashford HHC Partners III LP.
(7)	Renewal rights are dependent on the amount of capital expenditures invested in the hotels during the term.

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

Competition

The lodging industry is highly competitive. Our hotels compete with other hotels for guests on the basis of several factors, including the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public and meeting spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the upper upscale chain scale segments. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with globally recognized brands, including access to centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and guest loyalty programs.

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

REIT Qualification

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as, a REIT for U.S. federal income tax purposes for our tax year ended December 31, 2017, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal and state income tax on taxable income generated by our REIT activities that we distribute to our stockholders. To comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items.”

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

Employees

As of December 31, 2017, we had 520 employees, including 84 corporate employees, 189 employees of the Select Hotels, and 247 employees of our hotel laundry operations. This number does not include the hotel employees of certain of our hotels located outside of the United States, who, while legally our employees, are under the direct supervision and control of our third-party hotel managers. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels, other than the Select Hotels. Although we generally do not manage employees at our hotels (other than the Select Hotels), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers, and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

Corporate Information

Our principal executive offices are currently located at 1600 Tysons Boulevard, Suite 1000, McLean, Virginia 22102. Our telephone number is (703) 584-7979. Our website is located at www.pkhotelsandresorts.com. The information that is found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the SEC. We have included our website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our website.

We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make our Code of

Conduct, and any amendments or waivers thereto, for our directors, officers and employees available on our website on the Corporate Governance – Governance Documents page under the Investors section of our website.

On or about March 12, 2018, our principal executive offices will be located at 1775 Tysons Boulevard, Suite 700, Tysons, Virginia 22102. Our telephone number will be (571) 302-5757.

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

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. For instance, we are exploring sales of some of our non-core hotels, and there can be no assurances that we will be able to recover the current carrying amount of these investments. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. In addition, we may not be able to reinvest the proceeds from any sales in new hotels at attractive rates of return, which may also impact our future operating results. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business. The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

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

In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Our hotels, including related ancillary personal property, may have low tax bases. If we dispose of these hotels in taxable transactions, we may be required to pay tax on the taxable gain and will be required to distribute the after-tax gain to our stockholders under the requirements of the Code applicable to REITs, either of which, in turn, would impact our cash flow. To dispose of low basis hotels efficiently, we may from time to time use like-kind exchanges, which only qualify for non-recognition of taxable gain related to real property, and can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes, and could result in taxable gain and a shareholder distribution requirement related to the non-real property associated with the hotel sale.

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

All of our properties currently utilize brands owned by Hilton and participate in the Hilton Honors guest loyalty and rewards program. As a result, our ability to attract and retain guests depends, in part, on the public recognition of the Hilton brands and their associated reputation. If the Hilton brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels. In addition, any adverse developments in Hilton’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us.

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

In addition, Hilton Honors guest loyalty program allows program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value of our hotels. In addition to the accumulation of points for future hotel stays at the Hilton family of brands, Hilton Honors arranges with third-party service providers, such as airlines and rail companies, to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. We are not the owner of the Hilton Honors loyalty program and changes to the program or our access to it could negatively impact our business. If the program deteriorates or materially changes in an adverse manner, or is taxed such that a material number of Hilton Honors members choose to no longer participate in the program, our business, financial condition or results of operations could be materially adversely affected.

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

We are dependent on the performance of Hilton and could be materially and adversely affected if Hilton does not properly manage our hotels or otherwise act in our best interests or if we are unable to maintain a good relationship with Hilton and other third-party hotel managers.

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

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2017, hotels in New York, Washington, D.C., San Francisco, New Orleans, Florida and Hawaii represented approximately 60% of our room count, with our hotels in Hawaii alone representing approximately 12% of our room count. An economic downturn, an increase in hotel supply in these markets, a force majeure event, a natural disaster (such as hurricanes, tropical storms, earthquakes, and fires), a terrorist attack or similar disaster in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations.

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

We operate in certain areas where the risk of natural disaster or other catastrophic losses vary, and the incidence of such an event could cause substantial damage to our properties or the surrounding area.

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

For example, in 2017, Hurricane Irma forced us to close two of our hotels in Key West, Florida for several weeks, and Hurricane Maria caused significant damage to the Caribe Hilton in Puerto Rico, which we believe will remain closed for all of 2018. While we expect that insurance proceeds, excluding any applicable deductibles, will be sufficient to cover a significant portion of the property damage to the hotels and the near-term loss of business, the damage from Hurricane Maria could result in a reduction of our profits. Additionally, we will continue to experience business disruptions at the Caribe Hilton until we make necessary repairs and reopen the hotel, which could also reduce our profits. The Caribe Hilton represents approximately 1% of Hotel Adjusted EBITDA.

Additionally, because certain types of losses are uncertain, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies. In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenues, profits, management fees or franchise fees from the property.

Our properties may not be permitted to be rebuilt if destroyed.

Certain of our properties may qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties. If a substantial portion of any such properties were to be destroyed by fire or other casualty, we might not be permitted to rebuild that property as it now exists or at all, regardless of the availability of insurance proceeds. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

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

Our portfolio includes 5 hotels located outside of the United States, including joint venture interests. As a result, we are subject to the risks of doing business outside the United States, including:

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

If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm and incarceration of employees or restrictions on our operation or ownership of hotels and other properties, including the termination of ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including Hilton, or in the future, other hotel managers or franchisors, joint venture partners, and our and their respective employees and agents)

may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase costs of operations, reduce profits or cause us to forgo development opportunities that would otherwise support growth.

We may be subject to unknown or contingent liabilities related to recently acquired hotels and the hotels that we may acquire in the future, which could materially and adversely affect our revenues and profitability growth.

Our current hotels, and the hotels that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of the hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our revenues and profitability.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;
•	changes in market perception of our growth potential, including downgrades by rating agencies;
•	decreases in our current and estimated future earnings;
•	decreases or fluctuations in the market price of our common stock;
•	increases in interest rates; and
•	the terms of our existing indebtedness.

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

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties which could be significant.

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

We have entered into management agreements with Hilton to operate each of our hotels, with the exception of the Select Hotels. Hilton is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although, with the exception of the Select Hotels, we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations. We are also subject to similar risks where we directly employ labor at our Select Hotels and hotel laundry business.

Our active management and operation of the Select Hotels and the hotel laundry business may expose us to potential liabilities beyond those traditionally associated with lodging REITs.

In addition to owning hotels and engaging hotel managers to operate our hotels, we also manage and operate the Select Hotels and, through a TRS, manage and operate the hotel laundry business. Managing and operating the Select Hotels and the hotel laundry business requires us to employ significantly more people than a REIT that does not operate businesses of such type and scale. In addition, managing and operating both a hotel business and a hotel laundry business exposes us to potential liabilities associated with the operation of those businesses. Such potential liabilities are not typically associated with lodging REITs and include potential liabilities for environmental violations, wage and hour violations, workplace injury and other employment violations. In the event that one or more of the potential liabilities associated with managing and operating a hotel and hotel laundry business materializes, such liabilities could damage our reputation, and could adversely affect our financial position and results of operations, possibly to a material degree.

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

Risks Related to Our Industry

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains, independent and local hotel owners and operators. Increasingly, we also face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners, thereby providing an alternative to hotel rooms. We compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program awards. New hotels may be constructed and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

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

If we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise any available options at such time. Furthermore, we can provide no assurances that we will be able to renew any ground lease upon its expiration. If we were to lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and may be required to purchase an interest in another hotel in an attempt to replace that income, which could adversely affect us. As an example of a non-renewal, with respect to our ground lease for the Hilton Chicago O’Hare Airport, the City of Chicago has elected not to renew or extend the lease at the end of the contract term in December 2018. Accordingly, the city of Chicago will assume ownership of the hotel. The Hilton Chicago O’Hare Airport represents 1.7% of Hotel Adjusted EBITDA for the year ended December 31, 2017.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than to the Hilton or other brands of hotels we own in the future. If this happens, our business and profitability may be adversely affected. Internet travel intermediaries also have recently been subject to regulatory scrutiny, particularly in Europe. The outcome of this regulatory activity may affect the ability of Hilton and other brand managers to compete for direct bookings through their own internet channels, which could have an adverse impact on occupancy at our hotels in Europe.

In addition, although internet travel intermediaries have traditionally competed to attract individual consumers or “transient” business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from Hilton or other brand manager websites and increase our cost of sales.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

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

The debt agreements that govern our outstanding indebtedness impose, and the credit agreement that governs our senior unsecured credit facilities imposes, significant operating and financial restrictions on us. These restrictions may limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;
•	make certain investments;
•	incur certain liens;
•	enter into transactions with affiliates;
•	merge or consolidate;
•	enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to us or the other subsidiaries; and
•	transfer or sell assets.

In addition, the credit agreement that governs our senior unsecured credit facilities contains certain affirmative covenants that require us to be in compliance with certain leverage and financial ratios and the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements.

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

We may be able to incur significant additional indebtedness, including secured debt, in the future. We may also incur significant additional obligations, such as trade payables without restrictions under our debt instruments. In addition, our organizational documents contain no limitation on the amount of debt we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding three risk factors would increase.

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

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable gain on foreclosure, but we would not receive any cash proceeds, which could impact our ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

Hedging against interest rate exposure may adversely affect us and may be limited by REIT requirements.

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

As a result of any of the foregoing, our hedging transactions, which are intended to limit losses, could have a material adverse effect on us. In addition, if we fail to maintain adequate hedging arrangements, an increase in interest rates would increase our interest expense on our floating rate debt, including our anticipated senior unsecured credit facilities, reducing our cash flow available for other corporate purposes, including investments and distributions to stockholders. In addition, the REIT rules impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities.

Covenants applicable to future debt could restrict our ability to make distributions to our stockholders, and as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the market price of our common shares.

We believe we are organized, have operated, and we intend to continue to operate in a manner that enables us to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income and gains. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount of REIT taxable income and net capital gains as specified under the Code. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us.

Risks Related to the Spin-Off

We may be responsible for U.S. federal income tax liabilities that relate to the spin-off.

Hilton Parent received a ruling (“IRS Ruling”) from the IRS regarding certain U.S. federal income tax aspects of the spin-off. The IRS Ruling received is binding on the IRS, however, the validity of the IRS Ruling is based upon and subject to the accuracy of factual statements and representations made to the IRS by Hilton Parent. As a result of the IRS’s ruling policy at the time of Hilton Parent’s submission, with respect to transactions under Section 355 of the Code, the IRS Ruling is limited to specified aspects of the spin-off under Section 355 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Hilton Parent’s common stock and to Hilton Parent have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevailed at the time of the spin-off, the IRS Ruling could be invalidated. Additionally, legislation enacted after the ruling was requested denies tax-free treatment to a spin-off if only one of either the distributing corporation or the spun-off corporation is a REIT and prevents a distributing corporation or a spun-off corporation from electing REIT status for a 10-year period following a tax-free spin-off. Moreover, U.S. Treasury regulations would require the recognition of taxable gain in connection with the spin-off of an entity that is a REIT or elects REIT status. Under effective date provisions, the legislation and regulations do not apply to distributions described in a ruling request initially submitted to the IRS before December 7, 2015. Because the initial request for the IRS Ruling was submitted before that date and because we believe the distribution will be considered to have been described in that initial request, we believe the legislation and regulations do not apply to the spin-off. However, no ruling was obtained on the effective date provisions and thus no assurance can be given in that regard. In particular, the IRS or a court could disagree with our view regarding the effective date provisions based on any differences that exist between the description in the ruling request and the actual facts relating to the spin-off. If the effective date provisions did not apply to the spin-off, either the spin-off would not qualify for tax-free treatment or we would not be eligible to elect REIT status for a 10-year period following the spin-off.

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

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations to the IRS or to spin-off tax counsel are incomplete or untrue, because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the spin-off or because one or more sales of our common stock, Hilton Parent common stock or HGV Parent common stock by our respective stockholders, including Blackstone, after the spin-off cause the spin-off not to qualify as a tax-free transaction, Hilton Parent may recognize a substantial gain for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of HGV Parent common stock and/or the distribution of Park Parent common stock do not qualify as tax-free under Section 355 of the Code, Hilton Parent stockholders will be treated as having received a taxable dividend to the extent of Hilton Parent’s current and accumulated earnings and profits and then would have a tax-free basis recovery up to the amount of their tax basis in their shares and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

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

Under the Distribution Agreement and related ancillary agreements, from and after the spin-offs, each of Hilton Parent, Park Parent and HGV Parent are generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Hilton Parent or HGV (for example, tax and/or environmental liabilities), particularly if Hilton Parent or HGV Parent were to refuse or were unable to pay or perform the allocated obligations. See “Spin-off Related Agreements—Distribution Agreement.”

In addition, losses in respect of certain shared contingent liabilities, which generally are not specifically attributable to our business, HGV business or the retained business of Hilton, were determined on the date on which the Distribution Agreement was entered into. The percentage of shared contingent liabilities for which we are responsible was fixed in a manner that is intended to approximate our estimated enterprise value on the distribution date relative to the estimated enterprise values of HGV and Hilton.

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

In connection with the spin-offs, we, Hilton Parent and HGV Parent entered into the Distribution Agreement and various other agreements, including the Transition Services Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Management Agreements. Certain of these agreements provide for the performance of services by each company for the benefit of the other following the spin-offs. We are relying on each of Hilton and HGV to satisfy its performance and payment obligations under these agreements. In addition, it is possible that a court would disregard the allocation agreed to between us, Hilton and HGV and require that we assume responsibility for certain obligations allocated to Hilton and to HGV, particularly if Hilton or HGV were to refuse or were unable to pay or perform such obligations. The impact of any of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.

In connection with the spin-offs, Hilton and HGV indemnified us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of the liabilities assumed by Hilton and HGV, and Hilton and HGV may be unable to satisfy their indemnification obligations to us in the future.

In connection with the spin-offs, each of Hilton and HGV indemnified us with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. The assumed or retained liabilities for which we are indemnified by Hilton and HGV include liabilities associated with businesses and assets allocated to Hilton and HGV in connection with the spin-offs. There can be no assurance that the indemnities from each of Hilton and HGV will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and HGV have agreed to assume. Even if we ultimately succeed in recovering from Hilton or HGV any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

We have a limited operating history as an independent company and our pre-spin financial information does not predict our future results.

The pre-spin financial information we have included in this Annual Report on Form 10-K, for periods prior to the date of the spin-off, have been derived from the consolidated financial statements of Hilton Parent and do not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during periods prior to the date of the spin-off. Hilton Parent did not account for us, and we were not operated, as a single stand-alone entity for the periods prior to the date of the spin-off. The costs and expenses reflected in our pre-spin financial statements include an allocation for certain corporate functions historically provided by Hilton Parent. These allocations were based on what we and Hilton Parent considered to be reasonable reflections of the pre-spin utilization levels of these services required in support of our business. The pre-spin information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future, and we may incur greater costs as a separate public company than we did when we were part of Hilton. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Consolidated Financial Data,” and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Failure to maintain an effective system of internal controls could result in our inability to report our financial results accurately or on a timely basis, which could adversely affect our business, reputation, results of operations, financial condition or liquidity.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common shares.

We are dependent on Hilton Parent to provide certain services pursuant to the Transition Services Agreement.

Historically, we relied on Hilton Parent to provide certain corporate and administrative services such as certain information technology, financial and human resource services. We have developed the capability to provide such services internally and most services that were provided by Hilton Parent were concluded by December 31, 2017. However, we will continue to rely on Hilton Parent to provide certain services for a period of time pursuant to a Transition Services Agreement that we entered in connection with the spin-off. If Hilton Parent is unable or unwilling to provide such services pursuant to the Transition Services Agreement, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider.

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

•	we generally would not be eligible to requalify as a REIT for the subsequent four taxable years.

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

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, conducts significant business operations through one or more taxable REIT subsidiaries (each a “TRS”). Even a technical or inadvertent action could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes.

We may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, built-in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S. income, state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our TRSs. Any of these taxes would decrease cash available for distributions to stockholders.

Finally, we have substantial operations and assets outside the U.S. that are subject to tax in those countries. Any of these taxes decrease cash available for distribution to our stockholders.

A forced liquidation of assets may jeopardize our REIT qualification and subject us to taxes.

To qualify as a REIT, we must comply with requirements regarding our assets, our sources of income and our distributions. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to corporate tax or a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

We have limited operating history as a REIT, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

We have limited operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. As a result, we may incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, our historical consolidated financial statements may not be indicative of our future costs and performance as a REIT.

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

As a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% (25% for our tax years that began prior to December 31, 2017) of the value of our total assets. No more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS. In addition, not more than 25% of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which such discrepancy arises or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Overall, no more than 20% (25% for tax years beginning before December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS, subject to an exception for an electing real property trade or business. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

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

If any third-party hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

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

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. In addition, for the rental income we receive on the hotels leased to our TRS lessees and operated by Hilton (or another hotel manager) to be qualifying REIT income, Hilton (or the other hotel manager) must qualify as an “eligible independent contractor,” as described above.

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

Our board of directors has granted exemptions from the ownership limit, including to certain entities affiliated with Blackstone (which exemption terminated on December 1, 2017 when Blackstone sold all of its shares of our common stock) and to HNA. In connection with granting an exemption from the ownership limit to HNA, we agreed that, if the transfer to the charitable trust is attributable to our common stock being aggregated with the members of the HNA group as a result of the ownership, directly or indirectly, by a person or entity that is not a member of the HNA group, the shares of our common stock to be transferred to the charitable trust will come first from all such persons or entities, and only then from a member of the HNA group.

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

Our amended and restated certificate of incorporation prohibits any person from beneficially owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code (a “Domestically Controlled REIT”). A Domestically Controlled REIT is a REIT in which less than 50% in value of the stock is held directly or indirectly by foreign persons. HNA is a foreign person that owns approximately 25% of our outstanding common stock. As a result, other foreign persons collectively will be prohibited from owning more than 24.9% of our common stock. This restriction may have the effect of precluding certain transfers of our stock to a third party, even if such transfer would be in the best interests of our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or manage the risk of certain currency fluctuations (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the two gross income tests that we must satisfy in order to maintain our qualification as a REIT. Exclusion from the gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or it could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income as allowable under the Code in the TRSs, provided, however, losses in our TRSs arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the TRSs.

Dividends payable by REITs are taxed differently than other dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable from C corporations to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, noncorporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to C corporation qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

H.R. 1, the Tax Cuts and Jobs Act (the “Act”), was enacted on December 22, 2017 and generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions). The Act makes many significant changes to the federal income tax laws that will profoundly impact the taxation of all taxpayers. These changes will impact us and our stockholders in various ways, some of which may be adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. Technical corrections legislation may be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

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

We own appreciating assets that were held by Hilton Parent, a C corporation, and were acquired by us in the spin-off from Hilton Parent in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of Hilton Parent. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election, we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time that we acquired them  (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we qualify and maintain our status as a REIT. The amount of tax could be significant. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our REIT distribution requirement. Any tax on the recognized built-in gain will reduce our REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Section 1031 of the Code like-kind exchanges, to mitigate the exposure to the built-in-gains tax. However, effective for taxable years beginning after December 31, 2017, personal property including ancillary hotel furniture, fixtures and equipment is no longer eligible for Section 1031 treatment. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

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

HNA beneficially owns approximately 25% of our common stock. Moreover, under our bylaws and the stockholders’ agreement with HNA, for so long as HNA retains specified levels of ownership of us, we have agreed to nominate to our board individuals designated by HNA. For so long as HNA continues to own specified percentages of our stock, it will be able to influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during that period of time, HNA will have influence with respect to our management, business plans and policies, including the appointment and removal of our officers. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of the Company and ultimately might affect the market price of our common stock.

HNA and its respective affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, HNA and its respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. For example, all of the hotels that we own or lease as of the date of this Annual Report on Form 10-K utilize brands licensed from Hilton, and each of these hotels, other than the Select Hotels, will be operated by Hilton under management agreements with Hilton. HNA owns a significant portion of the outstanding stock of Hilton Parent and has significant influence with respect to the management, business plans and policies of Hilton Parent. In addition, HNA and its respective affiliates own certain other investments in the hotel industry and may pursue ventures that compete directly or indirectly with us. As well, affiliates of HNA may directly and indirectly own interests in other third-party hotel management companies and franchisors with whom we may engage in the future, may compete with us for investment opportunities and may enter into other transactions with us, including hotel development projects, that could result in their having interests that could conflict with ours. Our amended and restated certificate of incorporation provides that neither HNA, any of its affiliates nor any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. HNA also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, HNA may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its respective investments, even though such transactions might involve risks to you.

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

•	these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;
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

Future issuances of common stock by us, and the availability for resale of shares held by HNA and its affiliates, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Park Parent entered into a registration rights agreement with HNA that was effective upon the closing of the Sale. The registration rights agreement provides that, beginning two years after the closing of the Sale, HNA will have customary “demand” and “piggyback” registration rights. See “Spin-off Related Agreements—Registration Rights Agreements” for additional information. In addition, none of the shares outstanding upon consummation of the spin-off, including those held by HNA and its affiliates, will be “restricted securities” within the meaning of Rule 144 under the Securities Act, and will be freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Accordingly, the market price of our stock could decline if HNA or its affiliates sell their shares in the open market or otherwise or are perceived by the market as intending to sell them.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 26, 2018:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Pointe Hilton Squaw Peak Resort	FS(2)	100%	563
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,919
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 San Francisco - a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hilton La Jolla Torrey Pines	JV, GL	25%	394
The Fess Parker Santa Barbara Hotel - a DoubleTree Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV	25%	550
Embassy Suites Washington DC Georgetown	FS	100%	197
Florida
Hilton Orlando	JV	20%	1,417
Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Orlando	FS	100%	502
Casa Marina, A Waldorf Astoria Resort	FS	100%	311
The Reach, A Waldorf Astoria Resort	FS	100%	150
Georgia
Hilton Atlanta Airport	FS	100%	507
Hawaii
Hilton Hawaiian Village Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	1,110	(3)
Illinois
Hilton Chicago	FS	100%	1,544
Hilton Chicago O’Hare Airport	GL	100%	860
Hilton Chicago/Oak Brook Suites	FS	100%	211
Hilton Garden Inn Chicago/Oak Brook Terrace	FS	100%	128

Location	Type(1)	Ownership Percentage	Rooms
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Hilton New Orleans Airport	FS	100%	317
Massachusetts
Hilton Boston Logan Airport	GL	100%	599
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
Nevada
DoubleTree Hotel Las Vegas Airport	JV(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	304
Embassy Suites Parsippany	FS	100%	274
Embassy Suites Secaucus Meadowlands	JV, GL	50%	261
New York
New York Hilton Midtown	FS(2)	100%	1,907
Puerto Rico
Caribe Hilton	FS(2)	100%	748
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	130
Texas
Embassy Suites Austin Downtown Town Lake	GL	100%	259
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC - Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Brazil
Hilton São Paulo Morumbi	FS	100%	503
Germany
Hilton Berlin	JV	40%	601
Hilton Nuremberg Hotel	GL	100%	152
Ireland
Conrad Dublin	JV	48%	192
United Kingdom
Hilton Sheffield Hotel	GL	100%	128
Total			32,693

(1)	“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)	Certain portions of land or facilities are subject to lease.
(3)

Includes approximately 466 rooms transferred to HGV in October 2016 that we reserved exclusive rights to occupy and operate through December 2019; refer to Note 5: “Property and Equipment” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

On February 5, 2018, we, along with Hilton and related individuals, were named in a claim in the High Court of Justice in England and Wales filed by Top Zinc Limited, the alleged ultimate parent company for landlord entities of ten Hilton hotels retained by Hilton as part of the spin-off. We are the guarantor on the applicable leases for these hotels. The claim alleges damages in excess of £600 million from breach of lease obligations, collusion by Hilton and other parties to destroy the claimant’s equity in assets and unlawful interference in a sale process. As of March 1, 2018, the claim had not been served. In a related matter, on May 12, 2016, we, along with certain tenant entities, were named as defendant in a suit filed by the landlord entities of these hotels in the High Court of Justice in England and Wales seeking either an order for specific performance for work to be performed on the hotels or to collect £113 million in damages plus litigation costs related to alleged failure to keep the assets in the condition required by the applicable leases.

Because the assets were retained by Hilton as part of the spin-off, any associated liabilities with respect to these matters are expected to be fully indemnified by Hilton pursuant to the Distribution Agreement. See “Spin-off Related Agreements—Distribution Agreement.”  To date, we have not incurred any costs or losses related to either of these matters.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began “regular way” trading on the NYSE under the symbol "PK" on January 4, 2017.

The following table presents the high and low prices for our common stock as reported by the NYSE and the cash dividends we declared with respect to each quarterly period for the year ended December 31, 2017:

			Dividends
	Stock Price		Declared per
	High	Low	Share
Year ended December 31, 2017
First Quarter(1)	$30.74	$25.40	$0.99
Second Quarter	28.01	24.65	0.43
Third Quarter	28.07	25.49	0.43
Fourth Quarter	29.90	26.90	0.55

(1)

In addition to our first quarter dividend of $0.43, we declared a special dividend of $2.79 per share, which consisted of $110 million in cash, equating to approximately $0.56 per share, and the issuance of 16.6 million shares of our common stock.

Shareholder Information

At February 26, 2018, we had 24 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

Distribution Information

In order to qualify and maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). To avoid paying tax on our income, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. We declared regular quarterly cash dividends beginning in the first quarter of 2017 and expect to continue paying regular dividends on a quarterly basis. In January 2017, we declared a special dividend of $2.79 per share (“E&P Dividend”), or approximately $551 million in cash and shares of our common stock, to stockholders of record as of January 19, 2017. The E&P Dividend was paid on March 9, 2017 and consisted of $110 million in cash and the issuance of 16.6 million shares of our common stock. The E&P Dividend that was paid related to our estimated share of C corporation earnings and profits attributable to the period prior to January 4, 2017, in which we were required to pay our stockholders in connection with our election to be taxed as a REIT.

Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (1) the amount required to be distributed to qualify and maintain our status as a REIT, (2) the amount of cash generated from our operating activities, (3) our expectations of future cash flows, (4) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (5) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (6) our ability to continue to access additional sources of capital, (7) any limitations on our distributions contained in our debt agreements, including, without limitation, in our anticipated senior unsecured credit facilities, and (8) the sufficiency of legally available assets.

Share Performance Graph

The following graph compares our cumulative total stockholder return since January 4, 2017 against the cumulative total returns of the Standard and Poor’s Corporation Composite 500 Index (“S&P 500 Index”) and the National Association of Real Estate Investment Trust (“NAREIT”) Equity Index. The graph assumes an initial investment of $100 in our common stock and each of the indexes on January 4, 2017, and that all dividends and other distributions were reinvested.

	1/4/2017	12/31/2017
Park Hotels and Resorts Inc.	$100.00	$111.56
S&P 500 Index	100.00	117.74
NAREIT Equity Index	100.00	105.23

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

We did not sell any securities during the fiscal year ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On June 7, 2017, certain selling stockholders affiliated with The Blackstone Group L.P. (the “Selling Stockholders”) sold 15,000,000 shares of our common stock at a price of $26.15 per share in a bought deal. On December 1, 2017, the Selling Stockholders sold 16,830,000 shares of our common stock at a weighted average price of $27.34 per share in privately negotiated transactions. We did not receive any proceeds from the offering of shares by the Selling Stockholders.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

We did not purchase any equity securities during the fiscal year ended December 31, 2017.

Item 6. Selected Financial Data.

The selected financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2017, 2016, 2015 and 2014 are derived from audited consolidated financial statements. The selected consolidated balance sheet data as of December 31, 2013 is derived from unaudited consolidated financial statements.

This selected financial data is not necessarily indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we been operating as an independent, publicly traded company during the periods presented prior to the spin-off date of January 3, 2017. For example, our pre-spin consolidated financial statements include allocations of certain expenses from Hilton, including expenses for costs related to functions such as information technology support, systems maintenance, financial services, human resources and other shared services. These costs may not be representative of the future costs we will incur, either positively or negatively, as an independent, public company. Our pre-spin consolidated financial statements also include allocations of debt for the year ended December 31, 2013 related to debt entered into by Hilton, which was secured by our assets.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements as of December 31, 2017 and 2016 and for the three years ended December 31, 2017, 2016 and 2015, and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions)
Statement of Operations Data:
Total revenues	$2,791	$2,727	$2,688	$2,513	$2,333
Operating income	371	419	586	440	330
Net income	2,631	139	299	181	147
Net income attributable to stockholders	2,625	133	292	176	144

Earnings per share:
Earnings per share - Basic(1)	$12.38	$0.67	$1.48	$0.89	$0.73
Earnings per share - Diluted(1)	$12.21	$0.67	$1.48	$0.89	$0.73

Dividends declared per common share	$1.84	$—	$—	$—	$—

Balance Sheet Data:
Total assets	$9,714	$9,834	$9,787	$9,714	$9,792
Debt	2,961	3,012	4,057	4,246	4,174
Total equity	5,962	3,823	2,797	2,593	2,868

(1)

For 2016 and prior, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We have a diverse global portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We hold investments in entities that have ownership or leasehold interests in 55 hotels, consisting of premium-branded hotels and resorts with over 32,000 rooms, of which over 85% are luxury and upper upscale and over 95% are located in the U.S. Luxury and upper upscale refers to luxury hotels and upper upscale hotels as defined by Smith Travel Research. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and a number of hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan and Miami Airport, and select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels is our only reportable segment. Refer to Note 16: Geographic and Business Segment Information” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.

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

In connection with the spin-off, we entered into agreements, including long-term hotel management and franchise agreements, with our hotel managers that have either not existed historically, or that are on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. Our pre-spin consolidated financial statements do not reflect the effect of these new or revised agreements and our pre-spin expenses, including corporate and other expense and management fee expense, may not be reflective of our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the periods discussed in our “Results of Operations” section.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes for our tax year beginning January 4, 2017. We believe we are currently organized and operate consistent with the requirements to be a REIT and we expect to continue to be organized and operate so as to qualify as a REIT. So long as we qualify as a REIT, except as it relates to our U.S. taxable REIT subsidiaries, we generally will not be subject to U.S. federal income tax on income that we distribute annually to our stockholders. In order to qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

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

Basis of Presentation

The consolidated financial statements reflect our financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The pre-spin consolidated financial statements represent the financial position and results of operations of a combination of entities under common control that have been “carved out” of Hilton’s consolidated financial statements and reflect significant assumptions and allocations. References to “pre-spin” periods within this Annual Report on Form 10-K are for periods prior to the spin-off date of January 3, 2017. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The pre-spin consolidated statements of comprehensive income include the results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club in each of the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these hotels were not reflected in our consolidated financial statements from and after such distribution. These hotels were not material to our results of operations in any of the pre-spin periods reflected in the consolidated statements of comprehensive income included in this Annual Report on Form 10-K. Refer to Note 15: “Net Parent Investment” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent Events

Hotel Sales

In January 2018 we sold the Hilton Rotterdam for a sales price of approximately $62 million. In February 2018, we sold 11 hotels, including a portfolio of three Embassy Suites hotels (Embassy Suites Kansas City Overland Park, Embassy Suites San Rafael Marin County and Embassy Suites Atlanta Perimeter Center) for an aggregate sales price of approximately $96 million, a portfolio of seven hotels located in the United Kingdom (Hilton Blackpool, Hilton Belfast, Hilton London Angel Islington, Hilton Edinburgh Grosvenor, Hilton Coylumbridge, Hilton Bath City and Hilton Milton Keynes) for an aggregate sales price of approximately $189 million and the Hilton Durban for a sales price of $33 million.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and our hotel in Puerto Rico. The majority of our hotels in Florida sustained minor damage and remained open, while our two hotels in Key West sustained moderate damage and disruption and were closed for several weeks. Additionally, our one hotel in Puerto Rico sustained significant damage and the hotel currently remains closed. We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to the hotels and the near-term loss of business. Refer to “Note 5: Property and Equipment” and “Note 17: “Commitments and Contingencies” in our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Principal Components of and Factors Affecting Our Results of Operations

Revenues

Revenues from our hotels are primarily derived from two categories of customers: transient and group, which account for approximately two thirds and one third, respectively, of our rooms revenue. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities, catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who also are occupying rooms at our hotels. As a result, occupancy affects all components of revenues from our hotels.

Principal Components

Rooms. Represents the sale of room rentals at our hotels and accounts for a substantial majority of our total revenue.

Food and beverage. Represents revenue from group functions, which may include both banquet revenue and audio and visual revenue, as well as revenue from outlets such as restaurants and lounges at our hotels.

Ancillary hotel. Represents revenue for guest services provided at our hotels, including parking, telecommunications, golf course and spa. Also includes tenant leases and other rental revenue.

Other. Represents revenue related to our laundry business and support services we provide to Hilton Grand Vacations (“HGV”) timeshare properties that have a presence within or adjacent to certain of our hotels, which include cost reimbursements for the costs of providing housekeeping, landscaping, general maintenance and other services plus a fee representing a percentage of cost reimbursements.

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotels. Further, competition for guests and the supply of services at our hotels affect our ability to sustain or increase rates charged to customers at our hotels. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility. In addition, leisure travelers make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

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

Expenses

Principal Components

Rooms. These costs include housekeeping, reservation systems, room supplies, laundry services at our hotels and front desk costs.

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

Other property-level. These costs consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance.

Management and franchise fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid if specified financial performance targets are achieved. Franchise fees for our Select Hotels are generally computed as a percentage of rooms revenues. In connection with the spin-off, we entered into new management and franchise agreements, refer to Item 1: “Business – Management Agreements,” included elsewhere in this Annual Report on Form 10-K for additional information.

Casualty and Impairment loss, net. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels and certain assets from our laundry facilities, as well as amortization of finite lived intangible assets.

Corporate general & administrative. These costs include general and administrative expenses, including costs associated with the potential disposition of hotels, and transaction costs arising from business combinations. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business, professional fees, travel and entertainment expenses, and office administrative and related expenses. The pre-spin financial statements included general and administrative expenses allocated to us by Hilton on the basis of financial and operating metrics that were historically used by Hilton to allocate resources and evaluate performance against its strategic objectives.

Other. These costs include expenses for our laundry business and costs to provide support services to certain HGV timeshare properties.

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

Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed. These expenses include portions of rent expense, property taxes, insurance and utilities. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to successfully offset revenue reductions through cost cutting. The individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels.

Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Other Items

Effect of foreign currency exchange rate fluctuations

Certain of our hotels operations are conducted in functional currencies other than our reporting currency, which is the United States (“U.S.”) dollar (“USD”), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods.

Seasonality

The lodging industry is seasonal in nature. However, the periods during which our hotels experience higher or lower levels of demand vary from hotel to hotel and depend upon location, type of hotel and competitive mix within the specific location.

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

Of our 58 hotels that we consolidated as of December 31, 2017, 55 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 and Embassy Suites Washington DC Georgetown in 2016 to HGV timeshare units, and due to the effects of the hurricane at the Caribe Hilton in Puerto Rico and the expected continued effects from business interruption in 2018, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of December 31, 2016 also exclude the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club, as these hotels were not retained by us as part of the spin-off.

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

Revenue per Available Room

Revenue per Available Room (“RevPAR”) represents rooms revenue divided by the total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with the potential acquisition or disposition of hotels;
•	Severance costs;
•	Share-based compensation expense;
•	Casualty and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income (loss) or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We believe that EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA are among the measures used by our management team to make day-to-day operating decisions and evaluate our operating performance between periods and between REITs by removing the effect of our capital structure (primarily interest expense) and asset base (primarily depreciation and amortization) from our operating results; and (ii) EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss) or other methods of analyzing our operating performance and results as reported under U.S. GAAP. Some of these limitations are:

•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our interest expense;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our income tax expense;
•	EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations; and
•	other companies in our industry may calculate EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA differently, limiting their usefulness as comparative measures.

We do not use or present EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA as measures of our liquidity or cash flow. These measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for cash flow or other methods of analyzing our cash flows and liquidity as reported under U.S. GAAP. Some of these limitations are:

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

The following table provides the components of Hotel Adjusted EBITDA:

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)
	(in millions)
Comparable Hotel Adjusted EBITDA	$709	$670	$680
Non-comparable Hotel Adjusted EBITDA	49	134	131
Hotel Adjusted EBITDA	$758	$804	$811

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.
(3)	Based on our 2015 comparable hotels as of December 31, 2015.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$2,631	$139	$299
Depreciation and amortization expense	288	300	287
Interest income	(2)	(2)	(1)
Interest expense	124	181	186
Income tax (benefit) expense	(2,346)	82	118
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	24	24	25
EBITDA	719	724	914
Gain on sales of assets, net	(1)	(1)	(143)
Loss (gain) on foreign currency transactions	4	(3)	—
Transition costs	9	26	3
Transaction costs	2	—	26
Severance costs	1	—	—
Share-based compensation expense	14	—	—
Casualty and impairment loss, net	26	15	—
Impairment loss included in equity in earnings from investments in affiliates	—	17	—
Other items(1)	(17)	36	17
Adjusted EBITDA	757	814	817
Less: Adjusted EBITDA from investments in affiliates	45	44	47
Less: All other(2)	(46)	(34)	(41)
Hotel Adjusted EBITDA	$758	$804	$811

(1)

For 2017, includes $18 million of distributions received from investments in affiliates in excess of the investment balance that were included within Equity in earnings from investments in affiliates in our consolidated statements of comprehensive income. For 2016, includes $19 million of deferred financing costs expensed in connection with the extinguishment of CMBS debt.

(2)	Includes EBITDA from our laundry business, services provided to HGV, estimated non-income taxes on certain REIT leases, and certain corporate expenses.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe NAREIT FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition costs related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with the potential acquisition or disposition of hotels;
•	Severance costs;
•	Share-based compensation expense;
•	Casualty losses;
•	Litigation gains and losses outside the ordinary course of business; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income attributable to stockholders	$2,625	$133	$292
Depreciation and amortization expense	288	300	287
Depreciation and amortization expense attributable to noncontrolling interests	(3)	(3)	(3)
Gain on sales of assets, net	(1)	(1)	(143)
Impairment loss	10	15	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(40)	(3)	(22)
Pro rata FFO of investments in affiliates	52	35	39
NAREIT FFO attributable to stockholders	2,931	476	450
Loss (gain) on foreign currency transactions	4	(3)	—
Transition costs	9	26	3
Transaction costs	2	—	26
Severance costs	1	—	—
Share-based compensation expense	14	—	—
Casualty loss, net	16	—	—
Other items(1)	(2,381)	23	5
Adjusted FFO attributable to stockholders	$596	$522	$484

NAREIT FFO per share - Diluted(2)	$13.67	$2.41	$2.28
Adjusted FFO per share - Diluted(2)	$2.78	$2.64	$2.45

(1)

For 2017, includes $18 million in distributions received from investments in affiliates, net of $7 million of income tax expense, in excess of the investment balance that were included within Equity in earnings from investments in affiliates in our consolidated statements of comprehensive income and derecognition and remeasurement of net deferred tax liabilities for the year ended December 31, 2017 of $2,347 million associated with our intent to elect REIT status. In addition, we recognized an income tax benefit of approximately $25 million associated with the revaluation of our deferred tax assets and liabilities related to the reduction of the corporate tax rate to 21% as a result of the enactment of the Tax Cuts and Jobs Act. For 2016 and 2015, represents costs incurred and accelerated amortization of deferred financing fees on extinguished debt.

(2)

For 2016 and 2015, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Comparable Hotel Data

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

The following table sets forth data for our 2017 comparable hotels by geographic market as of December 31, 2017 and 2016:

	As of December 31, 2017		Year Ended December 31, 2017			Year Ended December 31, 2016
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Hawaii	1	2,860	$258.09	93.9%	$242.38	$248.81	94.6%	$235.47	2.9%
Northern California	7	4,513	234.61	84.8	199.04	234.93	85.5	200.79	(0.9)%
Florida	6	3,294	205.47	81.8	168.16	203.50	80.5	163.81	2.7%
Other	16	5,803	163.50	77.9	127.34	157.55	77.7	122.38	4.1%
New Orleans	2	1,939	177.12	73.2	129.71	178.18	74.7	133.10	(2.5)%
Chicago	4	2,743	176.64	75.4	133.17	181.86	74.6	135.75	(1.9)%
New York	1	1,907	294.32	87.1	256.33	296.13	89.1	263.72	(2.8)%
Southern California	4	1,304	168.65	84.7	142.88	167.75	85.5	143.43	(0.4)%
Washington, D.C.	2	1,085	171.47	78.2	134.02	163.68	79.2	129.70	3.3%
Total Domestic	43	25,448	$207.52	81.9%	$169.88	$205.46	82.1%	$168.69	0.7%
Total International	12	2,699	$139.40	74.0%	$103.17	$138.94	73.4%	$102.05	1.1%
All Markets	55	28,147	$201.56	81.1%	$163.49	$199.70	81.3%	$162.30	0.7%
Our domestic hotels experienced RevPAR growth of 0.7%, primarily attributable to an increase in ADR of 1.0%. Our Hawaii hotels led RevPAR growth with an increase in ADR from increased group demand. RevPAR at our Florida hotels increased primarily due to an increase in occupancy from both group and transient business. Our Washington D.C. hotels experienced an increase in ADR of 4.8% due to increased demand during the inauguration and related political events in the first quarter. The overall increase in RevPAR at our domestic hotels was partially offset by declines in RevPAR in our New York, Chicago, New Orleans, and Northern California hotels. Our New York hotel experienced a decline in RevPAR, attributable to declines in occupancy and ADR, mainly resulting from disruptions from renovations during the year coupled with reduced demand. Chicago experienced a decline in RevPAR primarily attributable to a decline in ADR from a decrease in both group and transient business. Our New Orleans hotels experienced a decline in RevPAR due to the effects of Hurricane Harvey coupled with a decrease in group business. Northern California experienced an overall decline in RevPAR, attributable to lower ADR and occupancy as a result of decreased demand in 2017 associated with the renovations at the Moscone Convention Center, the Super Bowl taking place in San Francisco in February 2016, disruption from renovation of rooms during the first quarter of 2017, partially offset by increased group and transient demand in the second half of 2017.

On a currency neutral basis, our international hotels experienced an increase in RevPAR of 1.1%, primarily attributable to RevPAR growth at our European hotels as demand across the region has grown, partially offset by a decrease in both ADR and occupancy in Brazil as a result of decreased group business and loss of contract revenue.

The following table sets forth data for our 2017 comparable hotels by property type as of December 31, 2017 and 2016:

	As of December 31, 2017		Year Ended December 31, 2017			Year Ended December 31, 2016
Property Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Resort	10	11,371	$230.37	84.1%	$193.66	$224.36	84.4%	$189.31	2.3%
Urban	17	7,006	216.71	79.4	172.09	219.69	79.6	174.98	(1.7)%
Airport	13	6,355	163.26	82.7	135.02	157.04	83.2	130.67	3.3%
Suburban	15	3,415	161.89	77.8	125.89	161.03	76.7	123.57	1.9%
All Types	55	28,147	$201.56	81.1%	$163.49	$199.70	81.3%	$162.30	0.7%

Our airport hotels led the portfolio with RevPAR growth of 3.3%, primarily attributable to an increase in ADR of 4.0%. Our resort hotels experienced RevPAR growth of 2.3%, primarily attributable to an increase in ADR at our Hawaii hotels and an increase in occupancy at our Florida hotels as discussed above, partially offset by the temporary closure of our two Key West hotels following Hurricane Irma. Our suburban hotels experienced RevPAR growth of 1.9%, primarily attributable to an increase in occupancy. Our urban hotels experienced a decline in RevPAR of 1.7% primarily as a result of decreases in occupancy and ADR in New Orleans, New York, San Francisco, and Brazil as discussed above, partially offset by RevPAR growth at our European hotels.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

The following table sets forth data for our 2016 comparable hotels by geographic market as of December 31, 2016 and 2015:

	As of December 31, 2016		Year Ended December 31, 2016			Year Ended December 31, 2015
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Hawaii	2	4,103	$242.92	88.0%	$213.68	$234.15	86.1%	$201.72	5.9%
Northern California	5	3,264	228.86	84.7	193.88	221.43	84.5	187.06	3.6
Florida	2	1,322	149.61	84.3	126.09	147.74	88.0	129.95	(3.0)
Other	17	6,550	159.40	77.5	123.54	155.72	79.6	123.96	(0.3)
New Orleans	2	1,939	178.18	74.7	133.10	170.35	78.0	132.79	0.2
Chicago	4	2,743	181.86	74.6	135.75	181.71	78.7	143.00	(5.1)
New York	1	1,929	296.13	89.1	263.72	305.41	90.8	277.17	(4.9)
Southern California	4	1,304	167.75	85.5	143.43	164.09	84.7	138.91	3.3
Washington, D.C.	2	1,085	163.68	79.2	129.70	156.59	77.0	120.65	7.5
Total Domestic	39	24,239	$200.22	81.5%	$163.20	$195.79	82.6%	$161.81	0.9%
Total International	11	2,371	$142.51	75.2%	$107.19	$142.54	75.5%	$107.57	(0.3)%
All Markets	50	26,610	$195.43	80.9%	$158.20	$191.41	82.0%	$156.96	0.8%

Our domestic hotels experienced RevPAR growth of 0.9%, primarily attributable to an increase in ADR of 2.3%, partially offset by a decrease in occupancy of 1.1 percentage points. Our Washington D.C. and Hawaii hotels led RevPAR growth, with Washington, D.C. showing an increase in ADR of 4.5% and an increase in occupancy, primarily from transient business, while Hawaii showed an increase in ADR of 3.7% and an increase in occupancy from group business. Our Chicago and New York hotels experienced a decline in RevPAR, primarily attributable to declines in occupancy, mainly resulting from a decrease in group business in Chicago and a decrease in transient business in New York.

On a currency neutral basis, our international hotels experienced a decrease in RevPAR of 0.3%, primarily attributable to a decrease in ADR in Brazil, partially offset by RevPAR growth at our European hotels.

The following table sets forth data for our 2016 comparable hotels by property type as of December 31, 2016 and 2015:

	As of December 31, 2016		Year Ended December 31, 2016			Year Ended December 31, 2015
Property Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	Percent Change in RevPAR
Resort	7	6,277	$219.30	84.1%	$184.33	$210.95	84.0%	$177.26	4.0%
Urban	16	10,788	215.84	79.2	170.97	214.78	81.2	174.48	(2.0)%
Airport	13	6,355	157.04	83.2	130.67	152.46	83.9	127.97	2.1%
Suburban	14	3,190	156.13	76.2	118.94	151.28	76.8	116.11	2.4%
All Types	50	26,610	$195.43	80.9%	$158.20	$191.41	82.0%	$156.96	0.8%

Our resort hotels led the portfolio with RevPAR growth of 4.0%, primarily attributable to the increase in group business at our Hawaii hotels. Our suburban hotels experienced RevPAR growth of 2.4%, led by an increase in ADR of 3.2%. RevPAR growth at our airport hotels was primarily attributable to increased ADR and occupancy at our Washington, D.C. and California hotels, partially offset by decreased occupancy in Chicago. Our urban hotels experienced a decline in RevPAR of 2.0% primarily as a result of decreases in occupancy in both Chicago and New York, partially offset by RevPAR growth at our European hotels.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Management and Franchise Agreements. In connection with the spin-off, we entered into management and franchise agreements, with our hotel managers that have either not existed historically, or that are on different terms than the terms of the arrangement or agreements that existed prior to the spin-off.

•

Income Taxes. Income tax expense will generally be lower in connection with our new REIT structure. In addition, we have derecognized certain deferred tax liabilities in connection with our intention to be taxed as a REIT.

•

Property Acquisitions. In 2015, we added six hotels to our portfolio on a net basis as a result of a tax deferred exchange. Refer to Note 3: “Acquisitions” and Note 4: “Assets Held for Sale and Disposals” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. The results of hotels added to our portfolio on a net basis in the comparable periods are collectively referred to as our “Recent Acquisitions and Dispositions.”

Revenues

Rooms

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$1,680	$1,672	0.5%	$1,536	$1,527	0.6%
Non-comparable rooms revenue	114	123	(7.3)	259	256	1.2
Total rooms revenue	$1,794	$1,795	(0.1)%	$1,795	$1,783	0.7%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Comparable rooms revenue increased $8 million in 2017 and $9 million in 2016 primarily as a result of an increase in comparable hotel RevPAR of 0.7% and 0.8%, respectively. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” Non-comparable rooms revenue decreased $9 million in 2017 as compared to 2016 primarily from the post hurricane effect at the Caribe Hilton.

Food and beverage

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$690	$656	5.2%	$604	$587	2.9%
Non-comparable food and beverage revenue	49	63	(22.2)	115	104	10.6
Total food and beverage revenue	$739	$719	2.8%	$719	$691	4.1%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Comparable food and beverage revenue increased $34 million in 2017 and $17 million in 2016. The increases in food and beverage revenue at our comparable hotels was primarily attributable to an increase in catering revenue. Food and beverage revenue at our non-comparable hotels decreased $14 million in 2017 compared to 2016 primarily from reduced group demand resulting in a decrease in catering revenue at the Hilton Waikoloa Village and increased $11 million in 2016 as compared to 2015 primarily from increased group demand resulting in an increase in catering revenue.

Ancillary hotel

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$158	$152	3.9%	$163	$166	(1.8)%
Non-comparable ancillary hotel revenue	36	38	(5.3)	27	28	(3.6)
Total ancillary hotel revenue	$194	$190	2.1%	$190	$194	(2.1)%

Ancillary revenue at our comparable hotels increased in 2017 compared to 2016 primarily as a result of an increase in parking revenue and resort fees due to an increase in rates. Ancillary revenue at our non-comparable hotels decreased in 2017 compared to 2016 primarily from the post hurricane effect at the Caribe Hilton.

Other

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)
Laundry revenue	$13	$13	—	$13	$13	—
Support service revenue	51	10	NM(3)	10	7	42.9
Total other revenue	$64	$23	NM(3)	$23	$20	15.0%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.
(3)	Percentage change is not meaningful.

The increase in support service revenue in 2017 was primarily due to increases in revenue at the Hilton Hawaiian Village Waikiki Beach Resort earned from services agreements entered into with HGV in connection with the spin-off and an increase in the number of rooms of timeshare units for which we provide services.

Operating Expenses

Rooms

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$434	$428	1.4%	$403	$392	2.8%
Non-comparable rooms expense	32	36	(11.1)	61	62	(1.6)
Total rooms expense	$466	$464	0.4%	$464	$454	2.2%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Comparable rooms expense increased $6 million during 2017 and $11 million during 2016, primarily as a result of increases in wages and benefits. Non-comparable rooms expense decreased $4 million in 2017, primarily from the post hurricane effect at the Caribe Hilton.

Food and beverage

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$473	$456	3.7%	$432	$419	3.1%
Non-comparable food and beverage expense	38	47	(19.1)	71	68	4.4
Total food and beverage expense	$511	$503	1.6%	$503	$487	3.3%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Food and beverage expense at our comparable hotels increased $17 million in 2017 primarily as a result of increases in our costs associated with increased volume in both our banquet and catering business and at our food and beverage outlets. In 2016 food and beverage expense increased by $13 million for comparable hotels, primarily as a result of increased volume in our catering business. Non-comparable food and beverage expense decreased $9 million in 2017 primarily as a result of decreases in wages and benefits.

Other departmental and support

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$609	$592	2.9%	$567	$555	2.2%
Non-comparable other departmental and support expense	62	73	(15.1)	98	94	4.3
Total other departmental and support expense	$671	$665	0.9%	$665	$649	2.5%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Other departmental and support expense at our comparable hotels increased $17 million in 2017 primarily as a result of increases in expenses associated with sales, marketing, wages and benefits. The $12 million increase at our comparable hotels in 2016 was primarily a result of increases in wages and benefits, partially offset by decreases in utilities. Our non-comparable hotel other departmental and support expense decreased in 2017 primarily from the post hurricane effect at the Caribe Hilton.

Other property-level

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$177	$170	4.1%	$154	$154	—%
Non-comparable other property-level expense	10	11	(9.1)	27	26	3.8
Total other property-level expense	$187	$181	3.3%	$181	$180	0.6%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

In 2017, other property-level expenses at our comparable hotels increased $7 million due to increases in our sales, use, and excise taxes related to certain of our intercompany leases that became effective upon our spin-off.

Management and franchise fees

	Year ended December 31,			Year ended December 31,
	2017(1)	2016(1)	Percent Change	2016(2)	2015(2)	Percent Change
	(in millions)			(in millions)
Comparable management and franchise fees expense	$131	$82	59.8%	$80	$78	2.6%
Non-comparable management and franchise fees expense	10	9	11.1	11	11	—
Total management and franchise fees expense	$141	$91	54.9%	$91	$89	2.2%

(1)	Based on our 2017 comparable hotels as of December 31, 2017.
(2)	Based on our 2016 comparable hotels as of December 31, 2016.

Management fees at our comparable hotels increased $49 million and $2 million in 2017 and 2016, respectively. In connection with the spin-off, we entered into new management agreements resulting in the increases in management fees. The increase in 2016 of $2 million was primarily attributable to an increase in our incentive management fees due to both an increase in profitability at certain hotels and the number of hotels paying incentive fees.

Casualty and impairment loss, net

During the year ended December 31, 2017 we recognized $16 million of casualty loss from Hurricanes Irma and Maria; refer to Note 5: “Property and Equipment” and Note 17: “Commitments and Contingencies” in our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Additionally, we recognized $10 million of impairment losses related to certain of our hotels either classified as held for sale as of December 31, 2017 or that were sold in January 2018.

During the year ended December 31, 2016, we recorded an impairment of $15 million for certain hotel assets resulting from a significant decline in market value of those assets. Refer to Note 9: “Fair Value Measurements” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Depreciation and amortization

The decrease of $12 million in depreciation and amortization expense in 2017 primarily resulted from a decrease in assets due to the sale of rooms and floors to HGV at certain of our hotels, as well as disposals resulting from hurricane damage during the year.

The increase in depreciation and amortization expense in 2016 primarily resulted from an increase in depreciation and amortization expense from our non-comparable hotels of $8 million related to assets acquired in 2015.

Corporate general and administrative

	Year ended December 31,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in millions)
General and administrative expenses	$42	$45	$54	(6.7)%	(16.7)%
Transition costs	9	26	3	(65.4)	NM(1)
Transaction costs	2	—	26	NM(1)	NM(1)
Severance costs	1	—	—	NM(1)	NM(1)
Share-based compensation expense	14	—	—	NM(1)	NM(1)
Total corporate general and administrative	$68	$71	$83	(4.2)%	(14.5)%

(1)	Percentage change is not meaningful.

General and administrative expenses for 2017 primarily represent corporate overhead costs. Prior to 2017, general and administrative and transition costs were allocated to us by Hilton. Transition costs incurred for the year ended December 31, 2017 are related to our establishment as an independent company, which we expect to continue to incur over the next six to twelve months. Share-based compensation expense relates to costs incurred pursuant to the 2017 Omnibus Incentive Plan. Refer to Note 12: “Share-Based Compensation” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Other

	Year ended December 31,			Percent Change
	2017	2016	2015	2017 to 2016	2016 to 2015
	(in millions)
Laundry expense	$16	$14	$13	14.3%	7.7%
Support services expense	47	5	3	NM(1)	66.7
Total other	$63	$19	$16	NM(1)	18.8%

(1)	Percentage change is not meaningful.

The increase in laundry expense is primarily attributable to an increase in total number of employees and increased wages and benefits.

The increase in support services expense in 2017 was primarily due to increased costs at the Hilton Hawaiian Village Waikiki Beach Resort in relation to services agreements entered into with HGV in connection with the spin-off and an increase in the number of rooms of timeshare units for which we provide services.

Gain on sale of assets, net

In 2015, a gain of $143 million was recognized as a result of the sale of the Waldorf Astoria New York. Refer to Note 4: “Assets Held for Sale and Disposals” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Non-operating Income and Expenses

	Year ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Interest income	$2	$2	$1	—%	100.0%
Interest expense	(124)	(181)	(186)	(31.5)	(2.7)
Equity in earnings from investments in affiliates	40	3	22	NM(1)	(86.4)
(Loss) gain on foreign currency transactions	(4)	3	—	NM(1)	NM(1)
Other loss, net	—	(25)	(6)	NM(1)	NM(1)
Income tax benefit (expense)	2,346	(82)	(118)	NM(1)	(30.5)

(1)	Percentage change is not meaningful.

Interest expense

	Year ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
SF and HHV CMBS Loans(2)	$85	$17	$—	NM(1)	NM(1)
Existing CMBS Loan(3)	—	121	143	NM(1)	(15.4)%
Mortgage Loans	8	25	26	(68.0)%	(3.8)
Term Loan	19	—	—	NM(1)	NM(1)
Other	12	18	17	(33.3)	5.9
Total interest expense	$124	$181	$186	(31.5)%	(2.7)%

(1)	Percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(3)	During 2016, we repaid in full the 2013 CMBS loan (“Existing CMBS Loan”).

In connection with the spin-off, we refinanced certain of our outstanding debt, resulting in a decrease in interest expense in 2017 compared to 2016.

The decrease in interest expense of $5 million in 2016 compared to the same period in 2015 was primarily due to a decrease in the amount of CMBS debt outstanding. We repaid the $3.4 billion Existing CMBS Loan in the fourth quarter of 2016 and replaced it with the $2.0 billion SF and HHV CMBS loans.

Our current debt outstanding is $3.0 billion at a weighted average interest rate of 3.9%, of which approximately 74% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Equity in earnings from investments in affiliates

The $37 million increase in 2017 compared to the same period in 2016 was due to an $18 million distribution in excess of the investment carrying amount of one of our unconsolidated affiliates. Additionally, in 2016, we recognized an impairment loss of $17 million related to one of our investments in affiliates.

The $19 million decrease in 2016 compared to the same period in 2015 was primarily due to an impairment loss of $17 million recorded in 2016 related to one of our investments in affiliates. Refer to Note 9: “Fair Value Measurements” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Other loss, net

The other loss, net in 2016 was primarily a result of the recognition of $19 million in remaining deferred financing costs associated with the debt payoff of the Existing CMBS Loan, which was fully repaid in December 2016.

The other loss, net in 2015 was a result of the recognition of remaining deferred financing costs associated with a debt payoff in conjunction with the sale of the Waldorf Astoria New York. Refer to Note 4: “Assets Held for Sale and Disposals” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Income tax benefit (expense)

Prior to January 4, 2017, we were included in the Hilton’s tax group and subject to corporate income taxes at an effective federal, state and foreign tax rate of approximately 39%. For the year ended December 31, 2017, we recognized an income tax benefit of approximately $2,351 million as a result of the derecognition and re-measurement of deferred tax assets and liabilities. In addition, we recognized an income tax benefit of approximately $25 million associated with the reduction of the corporate tax rate to 21% as a result of the enactment of the Tax Cuts and Jobs Act. The income tax benefit was partially offset by current income tax expense associated with our taxable REIT subsidiaries and foreign operations of $32 million. Refer to Note 11: “Income Taxes” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on the Tax Cuts and Jobs Act.

The decrease in income tax expense in 2016 as compared to 2015 was primarily a result of a decrease in our income before income taxes, partially offset by an increase in our effective tax rate. Our effective tax rate in 2015 was lower than our statutory rate as a result of an $81 million reduction in our deferred tax liability related to the sale of the Waldorf Astoria New York and the recognition of $34 million in previously unrecognized deferred tax assets associated with assets and liabilities distributed from liquidated controlled foreign corporations. Refer to Note 11: “Income Taxes” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had total cash and cash equivalents of $379 million, including $15 million of restricted cash. Restricted cash primarily relates to cash restricted as to use by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel managers for payroll and related benefits, legal costs, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year ended December 31,			Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in millions)
Net cash provided by operating activities	$653	$399	$519	63.7%	(23.1)%
Net cash (used in) provided by investing activities	(165)	(224)	252	(26.3)	NM(1)
Net cash (used in) provided by financing activities	(459)	29	(697)	NM(1)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our properties.

The $254 million increase in net cash provided by operating activities in the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $51 million decrease in cash paid for interest and a $130 million decrease in income tax payments. Additionally, the change was due to the timing of payments to our hotel manager, resulting in a $50 million increase, and the timing of payments to our vendors, resulting in a $20 million increase.

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

Investing Activities

For the years ended December 31, 2017 and 2016, net cash used in investing activities of $165 million and $224 million, respectively, consisted primarily of capital expenditures for property and equipment at our hotels. Capital expenditures in 2017 were offset by a $16 million increase in distributions from unconsolidated affiliates representing returns of our investments.

During the year ended December 31, 2015, we generated $252 million in cash from investing activities primarily as a result of net proceeds of $456 million from our tax deferred exchange. Refer to Note 3: “Acquisitions” and Note 4: “Assets Held for Sale and Disposals” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. This amount was partially offset by $226 million in capital expenditures for property and equipment.

Financing Activities

For the year ended December 31, 2017, net cash used in financing activities of $459 million primarily consisted of $386 million of dividends paid and the repayment of our secured notes of $55 million.

During the year ended December 31, 2016, we received $847 million from Parent, net of distributions and including $40 million in net transfers, which was used to make net repayments of $786 million of debt.

For the year ended December 31, 2015, net cash used in financing activities of $697 million primarily consisted of a repayment of debt of $612 million and $81 million of dividends paid.

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

Exclusive of the dividends paid in connection with the distribution of our C Corporation earnings and profits attributable to the period prior to spin-off, we declared or paid the following regular quarterly dividends to holders of our common stock during 2017:

Record Date	Payment Date	Dividend per Share
March 31, 2017	April 17, 2017	$0.43
June 30, 2017	July 17, 2017	$0.43
September 29, 2017	October 16, 2017	$0.43
December 29, 2017	January 16, 2018	$0.55

Debt

As of December 31, 2017, our total indebtedness was approximately $3 billion, excluding approximately $236 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 8: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on our total indebtedness and debt repayments.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Debt(1)(2)	$3,770	$115	$241	$987	$2,427
Capital lease obligations(2)	79	1	2	2	74
Operating leases(3)	326	26	49	50	201
Total contractual obligations	$4,175	$142	$292	$1,039	$2,702

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt we have assumed a constant 30-day LIBOR rate of 1.57% as of December 31, 2017.
(3)

Only includes our future minimum lease payments, refer to Note 10: “Leases” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2017 included construction contract commitments of approximately $120 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our historical consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.

Acquisitions

We evaluate each of our acquisitions to determine if it is as an asset acquisition or a business combination. An asset acquisition occurs when substantially all the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets. In an acquisition of assets, the total cash consideration, including transaction costs is allocated to the individual assets acquired and liabilities assumed, respectively, on a relative fair value basis. In a business combination, the assets acquired and liabilities assumed are measured at fair value. We evaluate several factors, including market data for similar assets, expected future cash flows discounted at risk-adjusted rates and replacement cost for the assets to determine an appropriate fair value of the assets. Changes to these factors could affect the measurement of assets and liabilities.

Impairment of Long-Lived Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive income as an impairment loss.

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

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income (loss) in subsequent periods as any relevant conditions requiring deferral are satisfied.

Investments in Affiliates

We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. We record an impairment loss when we determine there has been an “other-than-temporary” decline in the investment’s fair value. If an identified event or change in circumstances requires an evaluation to determine if the value of an investment may have an other-than-temporary decline, we assess the fair value of the investment based on the accepted valuation methods, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in Equity in earnings (losses) from investments in affiliates for equity method investments in our consolidated statements of comprehensive income.

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

Goodwill

We review the carrying value of our goodwill by comparing the carrying values of our reportable units to their fair values. Our reporting units are the same as our operating segments as described in Note 16: “Geographic and Business Segment Information”. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting unit quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting unit. When using a discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on the reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for the reporting unit is based on consideration of capital structures of comparable publicly traded REITs. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. The amount of goodwill allocated to our consolidated hotel reporting unit was $560 million. The fair value of our consolidated hotel reporting unit exceeded the carrying value by 6%.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. In relation to our deferred tax liabilities, to the extent we dispose of hotels we owned as of the date of spin-off within a five-year period, we would be subject to income tax on any gain on sale, to the extent the gain existed as of the date of the spin-off (“built-in-gain”). Each period we are required to assess our intent and ability to hold or dispose of hotels that had built-in-gains as of the spin-off, as well as the fair value of those hotels relative to the fair value at the spin-off. Changes in these assumptions could result in an increase or decrease in our deferred tax liabilities associated with built-in-gains.

We use a prescribed more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return if there is uncertainty in income taxes recognized in the financial statements. Assumptions and estimates are used to determine the more-likely-than-not designation. Changes to these assumptions and estimates can lead to an additional income tax expense (benefit), which can materially change our consolidated financial statements.

Consolidations

We use judgment when evaluating whether we have a controlling financial interest in an entity, including the assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests in an entity that are not controllable through voting interests. If the entity is considered to be a variable interest entity (“VIE”), we use judgment determining whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interest in the entity. Changes to judgments used in evaluating our partnerships and other investments could materially affect our consolidated financial statements.

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

The following table sets forth the contractual maturities and the total fair values as of December 31, 2017 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2018	2019	2020	2021	2022	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt(1)	$—	$—	$12	$—	$3	$2,162	$2,177	$2,152
Average interest rate							4.17%
Variable-rate debt	$—	$—	$—	$750	$30	$—	$780	$779
Average interest rate							3.05%

(1)	Excludes capital lease obligations with a carrying value of $16 million as of December 31, 2017.

Refer to Note 8: “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Foreign Currency Exchange Rate Risk

We conduct business in various currencies and are exposed to earnings and cash flow volatility associated with changes in foreign currency exchange rates. Our principal exposure results from revenues from our international properties, partially offset by foreign operating expenses and capital expenditures, the value of which could change materially in reference to our reporting currency, the U.S. dollar. As of December 31, 2017, our largest net exposures were to the Euro and British pound.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Management of Park Hotels & Resorts Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia
March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia

March 1, 2018

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	December 31,
	2017	2016
ASSETS
Property and equipment, net	$8,311	$8,541
Assets held for sale, net	37	—
Investments in affiliates	84	81
Goodwill	606	604
Intangibles, net	41	44
Cash and cash equivalents	364	337
Restricted cash	15	13
Accounts receivable, net of allowance for doubtful accounts of $1 and $2	125	130
Prepaid expenses	48	58
Other assets	83	26
TOTAL ASSETS (variable interest entities - $245 and $239)	$9,714	$9,834
LIABILITIES AND EQUITY
Liabilities
Debt	$2,961	$3,012
Accounts payable and accrued expenses	215	167
Due to hotel manager	141	91
Due to Hilton Grand Vacations	138	210
Deferred income tax liabilities	65	2,437
Other liabilities	232	94
Total liabilities (variable interest entities - $222 and $262)	3,752	6,011
Commitments and contingencies - refer to Note 17
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 214,873,778 shares issued and 214,845,244 shares outstanding as of December 31, 2017	2	—
Additional paid-in capital	3,825	—
Retained earnings	2,229	—
Accumulated other comprehensive loss	(45)	(67)
Net Parent investment	—	3,939
Total stockholders' equity	6,011	3,872
Noncontrolling interests	(49)	(49)
Total equity	5,962	3,823
TOTAL LIABILITIES AND EQUITY	$9,714	$9,834

Refer to the notes to consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rooms	$1,794	$1,795	$1,783
Food and beverage	739	719	691
Ancillary hotel	194	190	194
Other	64	23	20
Total revenues	2,791	2,727	2,688

Operating expenses
Rooms	466	464	454
Food and beverage	511	503	487
Other departmental and support	671	665	649
Other property-level	187	181	180
Management and franchise fees	141	91	89
Casualty and impairment loss, net	26	15	—
Depreciation and amortization	288	300	287
Corporate general and administrative	68	71	83
Other	63	19	16
Total expenses	2,421	2,309	2,245

Gain on sale of assets, net	1	1	143

Operating income	371	419	586

Interest income	2	2	1
Interest expense	(124)	(181)	(186)
Equity in earnings from investments in affiliates	40	3	22
(Loss) gain on foreign currency transactions	(4)	3	—
Other loss, net	—	(25)	(6)

Income before income taxes	285	221	417
Income tax benefit (expense)	2,346	(82)	(118)
Net income	2,631	139	299
Net income attributable to noncontrolling interests	(6)	(6)	(7)
Net income attributable to stockholders	$2,625	$133	$292

Other comprehensive loss, net of tax expense:
Currency translation adjustment, net of tax of $0, $(4) and $13	22	(7)	(12)
Total other comprehensive income (loss)	22	(7)	(12)

Comprehensive income	$2,653	$132	$287
Comprehensive income attributable to noncontrolling interests	(6)	(6)	(7)
Comprehensive income attributable to stockholders	$2,647	$126	$280

Earnings per share:
Earnings per share - Basic	$12.38	$0.67	$1.48
Earnings per share - Diluted	$12.21	$0.67	$1.48

Weighted Average shares outstanding - Basic	211	198	198
Weighted Average shares outstanding - Diluted	214	198	198

Dividends declared per common share	$1.84	$—	$—

Refer to the notes to consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$2,631	$139	$299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	300	287
Casualty and impairment loss, net	16	15	—
Gain on sale of assets, net	(1)	(1)	(143)
Equity in earnings from investments in affiliates	(40)	(3)	(22)
Loss (gain) on foreign currency transactions	4	(3)	—
Other loss, net	—	25	6
Share-based compensation expense	14	—	—
Amortization of deferred financing costs	5	11	11
Distributions from unconsolidated affiliates	19	19	27
Deferred income taxes	(2,378)	(66)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	4	(9)	(25)
Accounts payable and accrued expenses	20	(1)	(16)
Due to hotel manager	50	(18)	15
Other	21	(9)	87
Net cash provided by operating activities	653	399	519
Investing Activities:
Capital expenditures for property and equipment	(185)	(227)	(226)
Acquisitions, net of cash and restricted cash acquired	—	—	(1,402)
Insurance proceeds for property damage claims	2	—	—
Investments in affiliates	(1)	—	(1)
Distributions from unconsolidated affiliates	19	3	15
Proceeds from asset dispositions	—	—	1,866
Net cash (used in) provided by investing activities	(165)	(224)	252
Financing Activities:
Borrowings	—	2,915	271
Repayment of debt	(55)	(3,680)	(883)
Debt issuance costs	—	(21)	—
Dividends paid	(386)	—	—
Distributions to noncontrolling interests	(6)	(32)	(7)
Tax withholdings on share-based compensation	(3)	—	—
Contribution from Parent	—	987	—
Net transfers (to) from Parent	(9)	40	3
Cash dividends paid to Parent	—	(180)	(81)
Net cash (used in) provided by financing activities	(459)	29	(697)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	2	(4)
Net increase in cash and cash equivalents and restricted cash	29	206	70
Cash and cash equivalents and restricted cash, beginning of period	350	144	74
Cash and cash equivalents and restricted cash, end of period	$379	$350	$144

For supplemental disclosures, refer to Note 18: “Supplemental Disclosures of Cash Flow Information.”

Refer to the notes to consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2014	—	$—	—	—	(51)	2,668	(24)	2,593
Net income	—	—	—	—	—	292	7	299
Other comprehensive loss	—	—	—	—	(12)	—	—	(12)
Net transfers from Parent	—	—	—	—	—	3	—	3
Capital contribution from Parent	—	—	—	—	—	2	—	2
Cash dividends paid to Parent	—	—	—	—	—	(81)	—	(81)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Balance as of December 31, 2015	—	—	—	—	(63)	2,884	(24)	2,797
Net income	—	—	—	—	—	133	6	139
Other comprehensive loss	—	—	—	—	(7)	—	—	(7)
Net transfers from Parent	—	—	—	—	—	40	—	40
Capital contribution from Parent	—	—	—	—		337		337
Cash contribution from Parent	—	—	—	—	—	987	—	987
Distribution to Parent	—	—	—	—	3	(259)	—	(256)
Cash dividends paid to Parent	—	—	—	—	—	(180)	—	(180)
Distributions to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	(3)	1	(2)
Balance as of December 31, 2016	—	—	—	—	(67)	3,939	(49)	3,823
Net transfers to Parent	—	—	—	—	—	(13)	—	(13)
Issuance of common stock and reclassification of former Parent investment	198	2	3,924	—	—	(3,926)	—	—
Share-based compensation	1	—	11	—	—	—	—	11
Net income	—	—	—	2,625	—	—	6	2,631
Other comprehensive income	—	—	—	—	22	—	—	22
Dividends and dividend equivalents	16	—	(110)	(396)	—	—	—	(506)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$—	$(49)	$5,962

Refer to the notes to consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) was formed as a Delaware corporation that owns a portfolio of premium-branded hotels and resorts located in prime United States (“U.S.”) and international markets. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction, which was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders, was intended to be tax-free to both Hilton and Hilton’s stockholders. As a result of the spin-off, each holder of Hilton common stock on the record date of December 15, 2016 received one share of our common stock for every five shares of Hilton common stock owned.

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment trust (“REIT”), effective January 4, 2017. We are currently, and expect to continue to be, organized and operate in a REIT qualified manner.

From the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Combination and Consolidation

Subsequent to January 3, 2017, the consolidated financial statements include the accounts of the Company, our wholly owned subsidiaries and entities in which we have a controlling financial interest, including variable interest entities (“VIEs”) where we are the primary beneficiary. The pre-spin consolidated financial statements through January 3, 2017 represent the financial position and results of operations of entities held by us after the spin-off that had historically been under common control of the Parent. The pre-spin consolidated financial statements were prepared on a carve-out basis and reflect significant assumptions and allocations. The consolidated financial statements reflect our financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany transactions and balances within these consolidated financial statements have been eliminated.

On October 24, 2007, a predecessor to Hilton became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. (“Blackstone”) following the completion of a merger (“Merger”). Our consolidated financial statements reflect adjustments made as a result of applying push down accounting at the time of the Merger. The Company’s consolidated financial statements include certain assets and liabilities that have historically been held by Hilton but are specifically identifiable or otherwise attributable to the Company, including goodwill and intangibles.

Allocations

Through January 3, 2017, the pre-spin consolidated statements of comprehensive income included allocations of corporate general and administrative expenses from Hilton on the basis of financial and operating metrics that Hilton historically used to allocate resources and evaluate performance against its strategic objectives. We considered the basis on which expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the historical periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the historical periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the spin-off, we performed these functions using our own resources or purchased services. For an interim period, some of these functions will continue to be provided by Hilton under our transition services agreement (“TSA”). Most of the functions performed under the TSA have concluded as of January 2018.

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

Reclassifications

Certain line items on the consolidated balance sheets as of December 31, 2016 and 2015 and on the statements of comprehensive income and statements of cash flows for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current period presentation.

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

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive income within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset.

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income (loss) in subsequent periods as any relevant conditions requiring deferral are satisfied.

Investments in Affiliates

The consolidated financial statements include entities in which we have a controlling financial interest, including variable interest entities (“VIE”) where we are the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. References in these financial statements to Net income (loss) attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.

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

Our proportionate share of earnings (losses) from our equity method investments is presented as Equity in earnings (losses) from investments in affiliates in our consolidated statements of comprehensive income. Distributions from investments in affiliates are presented as an operating activity in our consolidated statements of cash flows when such distributions are a return on investment. Distributions from investments in affiliates are recorded as an investing activity in our consolidated statements of cash flows when such distributions are a return of investment.

We assess the recoverability of our equity method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in Equity in earnings (losses) from investments in affiliates in our consolidated statements of comprehensive income.

Non-controlling Interests

We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in Net income (loss) in our consolidated statements of comprehensive income.

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

We have two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of the Merger. Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Merger. We review the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value. In any year, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of the reporting unit. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within Casualty and impairment loss, net in our consolidated statements of comprehensive income.

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

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of comprehensive income.

Asset Acquisitions

We consider an asset acquisition to occur when substantially all the fair value of an acquisition is concentrated in a single identifiable asset or a group of similar identifiable assets. In an acquisition of assets, we are not required to expense our acquisition-related costs, and goodwill is not assigned. We will account for the properties purchased as asset acquisitions by allocating the total cash consideration, including transaction costs, to the individual assets acquired and liabilities assumed, respectively, on a relative fair value basis.

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

Restricted Cash

Restricted cash includes cash balances established as lender reserves required by our debt agreements. For purposes of our consolidated statement of cash flows, changes in restricted cash caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities and changes in deposits for assets we plan to acquire are shown as investing activities.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in Other comprehensive income (loss) in the consolidated statements of comprehensive income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions and linking all derivatives designated as fair value hedges to specific assets and liabilities in our consolidated balance sheets.

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

Revenue Recognition

Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues are from our laundry business and service arrangements with Hilton Grand Vacations (“HGV”). Revenues are recognized when rooms are occupied or goods and services have been delivered or rendered. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive income.

Currency Translation

The United States dollar (“USD”) is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in Accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s function currency are recognized as Gain (loss) on foreign currency transactions in our consolidated statements of comprehensive income.

Share-based Compensation

We recognize the cost of services received in share-based payment transactions with employees and non-employee directors as services are received and recognize a corresponding increase in additional paid-in capital for equity classified awards. We account for any forfeitures when they occur.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we will be obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation expense for an award classified as an equity instrument is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Income Taxes

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017, and we expect to continue to be organized and operate in a manner qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the year ended December 31, 2017 related to our REIT activities, other than the derecognition and remeasurement of deferred tax assets and liabilities associated with our intention to be taxed as a REIT. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

Historically, we have been included in the consolidated federal income tax return of Hilton, as well as certain state tax returns where Hilton files on a consolidated or combined basis. For purposes of our pre-spin consolidated financial statements, we have recorded deferred tax balances as if we filed tax returns on a stand-alone basis separate from Hilton, but not as a REIT. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to determine these tax amounts are reasonable. However, our consolidated financial statements may not necessarily reflect what our tax amounts would have been if we had been a stand-alone enterprise during the periods presented.

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18 ("ASU 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash, which requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for reporting periods beginning after December 15, 2017 and are to be applied retrospectively; early adoption is permitted. We elected to early adopt ASU 2016-18 in the fourth quarter of 2017, and we restated all prior periods presented in the consolidated statements of cash flows. The effect of the adoption of ASU 2016-18 on our consolidated statements of cash flows was to include restricted cash balances in the beginning and end of period balances of cash and cash equivalents and restricted cash. The change in restricted cash was previously disclosed in operating activities, investing activities and financing activities in the consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09 (“ASU 2017-09”), Stock Compensation (Topic 718): Scope of Modification Accounting, which modifies stock compensation guidance by clarifying the types of changes to terms or conditions of a share-based payment award that require an entity to apply the modification accounting guidance in ASC 718, Stock Compensation. We elected to early adopt this guidance, as permitted by the ASU, on a prospective basis as of April 1, 2017. The adoption did not have an effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes existing guidance on accounting for revenue in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs. We will adopt these new ASUs using the modified retrospective approach and do not anticipate that this will result in a material cumulative effect adjustment to retained earnings as of January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the statement of financial position. Subsequent to ASU 2016-02, the FASB issued a related ASU. Although early adoption is permitted, we expect to adopt these new ASUs on a modified retrospective basis when the requirements become effective January 1, 2019. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01(“ASU 2017-01”), Business combinations (Topic 805) – Clarifying the definition of a business, which adds guidance to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The ASU clarifies that when the gross assets acquired (or disposed of) are concentrated in a single identifiable asset or a group of similar identifiable assets, the acquisition would not be considered a business. Transactions accounted for as an acquisition would not assign goodwill and acquisition costs would be capitalized. Although early adoption is permitted, we will adopt this ASU on a prospective basis when the requirements become effective January 1, 2018. Transactions before January 1, 2018 will not be affected. Beginning on January 1, 2018, the impact of this ASU will be determined on a transaction by transaction basis.

Note 3: Acquisitions

During the year ended December 31, 2015, we used proceeds from the sale of the Waldorf Astoria New York (refer to Note 4: “Assets Held for Sale and Disposals”) to acquire, as part of a tax deferred like-kind exchange of real property, the following properties for a total purchase price of $1.87 billion:

•	the resort complex consisting of the Waldorf Astoria Orlando and the Hilton Orlando Bonnet Creek in Orlando, Florida (“Bonnet Creek Resort”);
•	the Casa Marina, A Waldorf Astoria Resort in Key West, Florida;
•	the Reach, a Waldorf Astoria Resort in Key West, Florida;
•	the Parc 55 San Francisco – a Hilton Hotel in San Francisco, California; and
•	the Juniper Hotel Cupertino, Curio Collection in Cupertino, California.
•

These properties, except for the Juniper Hotel Cupertino, Curio Collection, were acquired from sellers affiliated with Blackstone, a related party at the time of the transaction, for a total purchase price of $1.76 billion.

We incurred transaction costs of $26 million, which are included in Corporate and other expense in our consolidated statement of comprehensive income, for the year ended December 31, 2015.

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

The results of operations from these properties included in the consolidated statement of comprehensive income for the year ended December 31, 2015 were:

(in millions)
Total revenues	$316
Income before income taxes	58

Note 4: Assets Held for Sale and Disposals

Assets Held for Sale

Hilton Durban

In December 2017, we executed an agreement to sell the Hilton Durban, a wholly owned hotel, for a sales price of $33 million, which is payable in cash at closing and is subject to customary pro rations and adjustments. The buyer provided a $3 million cash deposit, which was held in escrow as earnest money. For further discussion see Note 20: "Subsequent Events" in our consolidated financial statements.

Assets and liabilities held for sale related to the Hilton Durban were as follows as of December 31, 2017:

(in millions)
Assets:
Property and equipment, net	31
Cash and cash equivalents	2
Accounts receivable	2
Prepaid expenses	2
Total Assets Held for Sale	$37

Liabilities:
Liabilities related to assets held for sale(1)	$1
Total Liabilities Held for Sale	$1

(1)	Amounts included in Other liabilities in our consolidated balance sheet as of December 31, 2017.

Disposals

Waldorf Astoria New York

During the year ended December 31, 2015, we completed the sale of the Waldorf Astoria New York for a purchase price of $1.95 billion and we repaid in full the existing mortgage loan secured by our Waldorf Astoria New York property (“Waldorf Astoria Loan”) of approximately $525 million. As a result of the sale, we recognized a gain of $143 million included in gain on sale of assets, net in our consolidated statement of comprehensive income for the year ended December 31, 2015. The gain was net of transaction costs and a goodwill reduction of $185 million. The Waldorf Astoria New York was considered a business within our hotel ownership segment; therefore, we reduced the carrying amount of our goodwill by the amount representing the fair value of the business disposed relative to the fair value of the portion of our reporting unit goodwill that was retained. Additionally, we recognized a loss of $6 million in other loss, net in our consolidated statement of comprehensive income for the year ended December 31, 2015 related to the reduction of the Waldorf Astoria Loan’s remaining carrying amount of debt issuance costs.

Note 5: Property and Equipment

Property and equipment were:

	December 31,
	2017(1)	2016
	(in millions)
Land	$3,364	$3,397
Buildings and leasehold improvements	5,911	6,015
Furniture and equipment	966	922
Construction-in-progress	117	79
	10,358	10,413
Accumulated depreciation and amortization	(2,047)	(1,872)
	$8,311	$8,541

(1)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Depreciation of property and equipment, including capital lease assets, was $283 million, $295 million and $283 million during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, property and equipment included approximately $20 million and $19 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $10 million and $8 million, respectively, of accumulated depreciation.

Transactions with Wholly Owned Subsidiary of Hilton

In 2014, we completed the sale of certain floors at the New York Hilton Midtown to HGV, a wholly-owned subsidiary of Parent prior to its spin-off from Hilton in 2017, for $22 million in connection with a timeshare project. At closing, legal title of these floors was transferred to HGV. The net book value of these floors was approximately $66 million. The difference between the proceeds received and net book value of the floors was recognized as a non-cash equity distribution to Hilton, $30 million of which was recognized for the year ended December 31, 2014. Additionally, in October 2016, we completed the sale of an additional 25 rooms at the New York Hilton Midtown to HGV in connection with timeshare projects. The net book value of these assets was approximately $33 million. Due to our continuing involvement, both of these transactions were not recognized as sales and were accounted for as sales-leaseback liabilities under the financing method. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. In December 2017, the remaining rooms were released to HGV; accordingly, we derecognized $32 million of property and equipment, net, and the related $33 million liability due to HGV.

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to HGV in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. The assets will be derecognized at the end of lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term expires December 2019, but may be extended if mutually agreed to by all parties. During 2017, 134 of the 600 rooms at the Hilton Waikoloa Village previously transferred to HGV and leased back by us were released to HGV; accordingly, we derecognized $38 million of property and equipment, net, and the related $39 million liability due to HGV.

Due to HGV on the consolidated balance sheets represents the remaining sale-leaseback liabilities of $138 million as of December 31, 2017 related to the Hilton Waikoloa Village and $210 million as of December 31, 2016 related to the Hilton Waikoloa Village and the New York Hilton Midtown.

In June 2016, we transferred assets, including legal title, related to certain floors at the Embassy Suites Washington, D.C. to HGV in connection with a timeshare project. The net book value of these assets was approximately $40 million. No cash consideration was received for this transfer; therefore, the net book value of the assets was recognized as a $33 million non-cash equity distribution to Parent for the year ended December 31, 2016.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton. We have incurred $20 million of expenses and recognized a loss of $54 million for property and equipment that was damaged during the hurricanes during the year ended December 31, 2017, both which are included in Casualty and impairment loss, net in our consolidated statement of comprehensive income.

Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles. During the year ended December 31, 2017, we received $2 million of insurance proceeds and recognized an insurance receivable of $56 million, both of which are included as a reduction to the Casualty and impairment loss, net in our consolidated statements of comprehensive income. The insurance receivable is included within Other assets in our consolidated balance sheet as of December 31, 2017. As of December 31, 2017, no amounts have been recognized related to business interruption insurance. Refer to Note 17: “Commitments and Contingencies” for additional information.

Note 6: Consolidated Variable Interest Entities and Investments in Affiliates

Consolidated VIEs

We consolidate three VIEs that own hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our consolidated balance sheets include the following assets and liabilities of these entities:

	December 31,
	2017	2016
	(in millions)
Property and equipment, net	$215	$208
Cash and cash equivalents	14	14
Restricted cash	7	13
Accounts receivable, net	2	2
Prepaid expenses	2	2
Other assets	5	—
Debt	207	207
Accounts payable and accrued expenses	15	6
Deferred income tax liabilities	—	49

During the years ended December 31, 2017 and 2016, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2017	2016
		(in millions)
Hilton Berlin	40%	$33	$31
Hilton San Diego Bayfront	25%	20	20
All others (7 hotels)	20% - 50%	31	30
		$84	$81

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $962 million and $861 million as of December 31, 2017 and 2016, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 7: Goodwill and Intangibles

Hilton allocated $3.5 billion of goodwill to us as part of the Merger and during the year ended December 31, 2008, we recognized a $2.7 billion impairment loss. Our goodwill balance and related activity was:

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2015	$2,751	$(2,134)	$617
Distribution to Parent(1)	(41)	32	(9)
Foreign currency translation	(4)	—	(4)
Balance as of December 31, 2016	2,706	(2,102)	604
Distribution to Parent	—	—	—
Foreign currency translation	2	—	2
Balance as of December 31, 2017	$2,708	$(2,102)	$606

(1)

During the year ended December 31, 2016, we made a distribution of interest in an entity with an ownership interest in the Hilton Templepatrick Hotel & Country Club to Parent. Refer to Note 15: “Net Parent Investment” for additional information.

Intangible assets were:

	December 31,
	2017	2016
	(in millions)
Acquired below market leases	$60	$60
Acquired below market ground leases	14	13
Other	10	9
Accumulated amortization	(43)	(38)
	$41	$44

As of December 31, 2017, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2018	$5
2019	5
2020	4
2021	3
2022	3
Thereafter	21
$41

Note 8: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2017 were:

			Principal balance as of
	Interest Rate
	at December 31, 2017	Maturity Date	December 31, 2017	December 31, 2016
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.08%	2020 to 2026(1)	207	207
Term Loan	L + 1.45%	December 2021	750	750
Revolving Credit Facility(2)	L + 1.50%	December 2021(1)	—	—
Unsecured notes	N/A	December 2017	—	55
Capital lease obligations	Average rate of 7.00%	2019 to 2094	16	14
			2,973	3,026
Less: unamortized deferred financing costs and discount			(12)	(14)
			$2,961	$3,012

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	$1 billion available.

CMBS Loans and Mortgage Loans

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”). Both the SF CMBS Loan and the HHV CMBS Loan bear interest at a fixed-rate and require interest-only payments through their respective maturity dates. At any time after the permitted release date of May 1, 2019, or earlier subject to certain conditions, the SF CMBS Loan and HHV CMBS Loan may be partially or fully prepaid, subject to prepayment penalties.

Our mortgage loans, which are associated with our three consolidated VIEs, bear interest at either a fixed-rate or variable rate and require interest-only loans payments their respective maturity dates.

We are required to deposit with the lender certain cash reserves for restricted uses. As of December 31, 2017 and 2016, our consolidated balance sheets included $14 million and $13 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Credit Facilities

In December 2016, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility includes a $1 billion revolving credit facility (“Revolver”), which has a scheduled maturity date of December 24, 2020 with two, six-month extension options if certain conditions are satisfied, and a $750 million term loan (“Term Loan”). The Credit Agreement includes the option to increase the size of the Revolver and enter into additional incremental term loan credit facilities, subject to certain limitations, in an aggregate commitment or principal amount not to exceed $500 million for all such increases.

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

The Credit Agreement contains certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured indebtedness, maximum unsecured indebtedness and minimum unsecured interest coverage ratio. If an event of default exists, we are not permitted to make distributions to shareholders, other than those required to qualify for and maintain REIT status.

Debt Maturities

The contractual maturities of our debt as of December 31, 2017 were:

Year	(in millions)
2018	$—
2019	—
2020(1)	12
2021	750
2022	33
Thereafter	2,178
$2,973

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Unsecured Notes

We repaid in full our unsecured notes upon maturity in December 2017.

Note 9: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of our Level 1 unsecured notes were based on prices in active debt markets. The fair values of our other Level 3 liabilities presented below were determined based on: (i) indicative quotes received for similar issuances; or (ii) the expected future cash flows discounted at risk-adjusted rates. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$721	$725	$725
HHV CMBS Loan	3	1,275	1,256	1,275	1,275
Term Loan	3	750	749	750	750
Mortgage loans	3	207	204	207	208
Unsecured notes	1	—	—	55	57

During the years ended December 31, 2017 and 2016, respectively, we recognized impairment losses from the classification of the asset held for sale, a current expectation that is more likely than not an asset will be sold before the end of its previously estimated useful life, or for certain assets resulting from a significant decline in market value of those assets. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	December 31, 2017		December 31, 2016
	Fair Value(1)	Impairment Loss	Fair Value(2)	Impairment Loss
	(in millions)
Investments in affiliates	$—	$—	$7	$17
Property and equipment	92	10	6	14
Intangibles	—	—	—	1
Total	$92	$10	$13	$32

(1)	Fair value for the year ended December 31, 2017, is based upon the contracted sales price for a property, less costs to sell, as applicable (Level 2).
(2)

Fair value for the year ended December 31, 2016, is measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with estimated stabilized growth rates ranging from 1% to 3%, a discounted cash flow term between 10 to 15 years, terminal capitalization rates ranging from 5% to 8% percent, and discount rates ranging from 7% to 10%. The discount and terminal capitalization rates used for the fair value of the assets reflect the risk profile of the market where the property is located and are not necessarily indicative of our hotel portfolio as a whole.

Note 10: Leases

We lease hotel properties, land and equipment under operating and capital leases. As of December 31, 2017 and 2016, we had operating leases for five hotels and a capital lease for one hotel. We also lease land for 13 hotels and certain facilities for eight hotels. Our leases expire at various dates from 2018 through 2141, with varying renewal options, and the majority expire before 2027.

Our operating leases may require minimum rent payments, contingent rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or contingent rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

Amortization of capital lease assets is recorded in Depreciation and amortization in our consolidated statements of comprehensive income and is recognized over the lease term.

The future minimum rent payments under non-cancelable leases, due in each of the next five years and thereafter as of December 31, 2017, were:

	Operating Leases	Capital Leases
Year	(in millions)
2018	$26	$1
2019	24	1
2020	25	1
2021	25	1
2022	25	1
Thereafter	201	74
Total minimum rent payments	$326	79
Less: amount representing interest		(63)
Present value of net minimum rent payments		$16

Rent expense for all operating leases, included in other property-level expenses, was:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Minimum rentals	$26	$25	$26
Contingent rentals	23	21	22
	$49	$46	$48

Note 11: Income Taxes

We believe that we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the year ended December 31, 2017 related to our REIT activities, other than the derecognition of deferred tax assets and liabilities discussed below.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986 (“Code”), was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; and the one-time transition tax on foreign cash and unremitted earnings. At December 31, 2017, we have not completed the internal assessment for the tax effects of enactment of the Act; specifically, the analysis to determine the potential tax liability and deferred tax related to a potential sale of ancillary hotel furniture, fixtures, and equipment that may be sold in a like-kind exchange transaction was not able to be completed. Accordingly, Staff Accounting Bulletin 118, issued by the Securities and Exchange Commission, states that companies that are unable to calculate a reasonable estimate are able to record the adjustment to the tax provision as the information becomes available, but no later than one year from the enactment date. We intend to continue our analysis and record the effects of the provision through deferred taxes when the information is available and an assessment is made.

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

Our tax provision includes federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
U.S. income before tax	$279	$188	$379
Foreign income before tax	6	33	38
Income before income taxes	$285	$221	$417

The components of our (benefit) provision for income taxes were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$21	$130	$102
State	2	16	15
Foreign	9	2	8
Total current	32	148	125
Deferred:
Federal	(2,373)	(60)	69
State	—	(7)	(74)
Foreign	(5)	1	(2)
Total deferred	(2,378)	(66)	(7)
Total (benefit) provision for income taxes	$(2,346)	$82	$118

Reconciliations of our tax provision at the U.S. statutory rate to the (benefit) provision for income taxes were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Statutory U.S. federal income tax provision	$100	$77	$146
State income taxes, net of U.S. federal tax benefit	2	9	26
Foreign income tax expense	4	5	9
U.S. benefit of foreign taxes	—	(3)	(6)
Nontaxable liquidation of subsidiaries	—	—	(34)
Change in deferred tax asset valuation allowance	3	(2)	(3)
Change in basis difference in foreign subsidiaries	—	(5)	(2)
Tax rate change	(25)	—	(81)
Non-deductible goodwill	—	—	65
Non-deductible transaction costs	—	3	—
REIT income not subject to tax	(83)	—	—
Derecognition and remeasurement of deferred taxes	(2,347)	—	—
Other, net	—	(2)	(2)
(Benefit) provision for income taxes	$(2,346)	$82	$118

Through January 3, 2017, we had been included in the consolidated U.S. federal income tax return of Hilton, as well as certain state tax returns where Hilton filed on a consolidated or combined basis, and foreign tax returns, as applicable. During the years ended December 31, 2016 and 2015, Hilton paid $146 million and $119 million, respectively of income tax liabilities related to us.

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

As a result of the sale of the Waldorf Astoria New York during the year ended December 31, 2015, we reduced our U.S. deferred tax liabilities and provision for income taxes by $81 million due to a decrease in the state effective tax rate being applied to our gross temporary differences.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets(1)	$6	$4
Deferred income tax liabilities	(65)	(2,437)
Net deferred tax liability	$(59)	$(2,433)

(1)	Included within Other assets in our consolidated balance sheets.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$10	$6
Unrealized foreign currency losses	—	4
Other reserves	1	4
Capital lease obligations	2	8
Deferred income	3	7
Property and equipment	7	—
Accrued compensation	2	—
Other	2	4
Total gross deferred tax assets	27	33
Less: valuation allowance	(4)	—
Deferred tax assets	$23	$33
Deferred tax liabilities:
Property and equipment	$(77)	$(2,382)
Investments	(4)	(75)
Amortizable intangible assets	—	(9)
Other	(1)	—
Deferred tax liabilities	(82)	(2,466)
Net deferred tax liability	$(59)	$(2,433)

As of December 31, 2017, we had federal, state and foreign net operating loss carryforwards of $71 million, which resulted in deferred tax assets of $10 million. Our federal and state net operating loss carryforwards of approximately $5 million and $14 million begin to expire in 2023 and 2025, respectively and our foreign net operating loss carryforwards of approximately $52 million are not subject to expiration. Our valuation allowance increased $4 million during the year ended December 31, 2017.

For periods ended prior to January 4, 2017, Hilton filed income tax returns, including returns for us, with federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2017, Hilton remains subject to federal examinations from 2005 through 2016, state examinations from 2005 through 2016 and foreign examinations of their income tax returns for the years 1996 through 2016. We will be subject to federal, state and foreign examinations for 2017.

For federal income tax purposes, the cash distributions to stockholders are characterized as follows:

For the Year Ended
December 31, 2017
Common distributions:
Ordinary dividends	$4.41
Qualified dividends	2.62

Note 12: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”), both effective January 3, 2017. The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2017, 6,554,307 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of December 31, 2017, 393,958 shares of common stock remain available for future issuance. For the year ended December 31, 2017, we recognized $15 million of share-based compensation expense. As of December 31, 2017, unrecognized compensation expense was $19 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	594,213	26.52
Vested	(106,795)	26.85
Forfeited	(25,779)	26.22
Unvested at December 31, 2017	461,639	$26.47

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the year ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$ —
Granted	387,642	31.95
Vested	—	—
Forfeited	(16,085)	31.73
Unvested at December 31, 2017	371,557	$31.96

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	25.5% - 29.5%
Dividend yield(2)	—
Risk-free rate	1.2% - 1.5%
Expected term	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical volatility over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 13: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2017	2016(1)	2015(1)
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders(2)	$2,625	$133	$292
Earnings allocated to participating securities	(8)	—	—
Net income attributable to stockholders net of earnings allocated to participating securities	$2,617	$133	$292
Denominator:
Weighted average shares outstanding - basic	211	198	198
Net effect of shares issued with respect to E&P Dividend(3)	3	—	—
Weighted average shares outstanding - diluted	214	198	198

Basic EPS(4)	$12.38	$0.67	$1.48
Diluted EPS(4)	$12.21	$0.67	$1.48

(1)	For 2016 and 2015, basic and diluted earnings per share were calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)	Includes the derecognition and remeasurement of deferred tax assets and liabilities for the year ended December 31, 2017 of $2,347 million associated with our intent to be taxed as a REIT.
(3)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(4)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the year ended December 31, 2017 because their effect would have been anti-dilutive.

Note 14: Hotel Management Operating and License Agreements

Management and Franchise Fees

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

Our management agreements that were entered into in connection with the spin-off have terms ranging from 20 to 30 years and allow for one or more renewal periods at the option of our hotel managers. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range from 30 to 70 years.

We also have franchise agreements for four hotels that we operate without a management agreement. The franchise agreements have an initial term of 20 years and cannot be extended without the franchisor’s consent.

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $55 million, $56 million and $56 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in Other departmental and support expense in our consolidated statements of comprehensive income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $131 million, $130 million and $126 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive income based upon the nature of services provided by such employees.

Note 15: Net Parent Investment

Net Parent investment on our historical consolidated balance sheets and consolidated statements of equity represents Hilton’s historical investment in us, the net effect of transactions with and allocations from Hilton and our accumulated earnings. Net transfers from Parent are included within Net Parent investment. The components of the Net transfers (to) from Parent on the consolidated statements of cash flows and consolidated statements of equity were:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Cash pooling and general financing activities	$(9)	$(172)	$(172)
Corporate allocations	—	66	56
Income taxes	(4)	146	119
Net transfers (to) from Parent	$(13)	$40	$3

Cash Management

Hilton uses a centralized approach for cash management. Transfers of cash both to and from Hilton are included within Net transfer from Parent on the consolidated statements of cash flows and consolidated statements of equity. Historically, Hilton has not charged us interest expense and we have not earned interest revenue on our net cash balance due to or from Hilton, respectively. Prior to 2017, cash at certain of our properties secured by our 2013 CMBS loans coupled with our non-wholly owned entities and VIEs (“Restricted Subsidiaries”) may only be transferred to the extent the Restricted Subsidiaries declare a dividend. During the years ended December 31, 2016 and 2015, the Restricted Subsidiaries paid cash dividends which are presented in the consolidated statements of cash flows and consolidated statements of equity as Cash dividends paid to Parent.

Corporate Allocations

Our historical consolidated statements of comprehensive income include allocations of costs from certain corporate and shared functions provided to us by Hilton. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. During the years ended December 31, 2016 and 2015 we recognized $66 million and $56 million, respectively, of costs within Corporate general and administrative in the consolidated statements of comprehensive income related to allocations of corporate general and administrative expenses from Parent.

Borrowings from Parent

In 2015, we borrowed $45 million from Hilton with an interest rate of 1.82%. The note and accrued interest was forgiven in September 2016 and we recognized $45 million as a non-cash contribution from Hilton.

Non-cash Distribution to and Contribution from Parent

In December 2016, the $450 million loan on the Hilton Orlando Bonnet Creek was repaid in full. We repaid $158 million of the loan and the remaining $292 million was repaid by a wholly owned subsidiary of Hilton and recognized as a non-cash equity contribution from Parent.

In September 2016, we distributed interests in entities with ownership interests in the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club to Hilton as these two hotels were not retained by us. The amount of the non-cash equity distribution, representing the carrying value of the assets and liabilities associated with these entities, was $20 million.

Note 16: Geographic and Business Segment Information

We have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition costs related to our establishment as an independent, publicly traded company;

•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Revenues:
Total consolidated hotel revenue	$2,727	$2,704	$2,668
Other revenue	64	23	20
Total revenues	$2,791	$2,727	$2,688

Hotel Adjusted EBITDA	$758	$804	$811
Other revenue	64	23	20
Casualty and impairment loss, net	(26)	(15)	—
Depreciation and amortization expense	(288)	(300)	(287)
Corporate general and administrative	(68)	(71)	(83)
Other expenses	(63)	(19)	(16)
Interest income	2	2	1
Interest expense	(124)	(181)	(186)
Equity in earnings from investments in affiliates	40	3	22
(Loss) gain on foreign currency transactions	(4)	3	—
Income tax benefit (expense)	2,346	(82)	(118)
Other items(1)	(6)	(28)	135
Net income	$2,631	$139	$299

(1)	For 2015, includes $143 million of gain on sale of assets, net.

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	December 31,
	2017	2016
	(in millions)
Consolidated hotels	$9,623	$9,747
All other	91	87
	$9,714	$9,834

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2017		2016		2015
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
	(in millions)
United States(1)(2)	$2,618	$8,089	$2,580	$8,300	$2,524	$8,422
United Kingdom	96	80	80	74	94	108
All other	77	142	67	167	70	146
	$2,791	$8,311	$2,727	$8,541	$2,688	$8,676

(1)

Includes revenues of $13 million for each of the years ended December 31, 2017, 2016 and 2015, respectively, from our laundry operations which is not part of our segment. Also includes property and equipment, net of $5 million, $4 million and $3 million as of December 31, 2017, 2016 and 2015, respectively, from our laundry operations.

(2)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Note 17: Commitments and Contingencies

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton. The majority of our hotels in Florida sustained minor damage and remained open, while our two hotels in Key West sustained moderate damage and disruption and were closed for several weeks. Additionally, the Caribe Hilton sustained significant damage and is expected to be closed throughout 2018. We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to the hotels and the near-term loss of business. We have estimated the total amount of damages and insurance proceeds, and have recognized a total loss of $16 million representing losses up to the amount of our deductibles. Refer to Note 5: “Property and Equipment.” The amount of the loss for property damage and insurance proceeds could change as more information becomes available. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of December 31, 2017, we had outstanding commitments under third-party contracts of approximately $120 million for capital expenditures at certain owned and leased properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. While the ultimate results of claims and litigation cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2017 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 18: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2017, 2016 and 2015, was $118 million, $169 million and $176 million, respectively.

We paid $16 million in income taxes in 2017. There were no income taxes paid by us during the years ended December 31, 2016 and 2015.

Capital expenditures included within Accounts payable and accrued expenses in our consolidated balance sheets were $20 million, $2 million, and $2 million at December 31, 2017, 2016 and 2015, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

During the year ended December 31, 2017:

•

We transferred rooms at the New York Hilton Midtown and Hilton Waikoloa Village to HGV and accordingly derecognized $70 million of property and equipment, net and $72 million of the related liability due to HGV.

•	We issued $441 million in shares of common stock in connection with our E&P stock dividend.
•	We declared $120 million of dividends that were unpaid and accrued as of December 31, 2017.

During the year ended December 31, 2016:

•	We received an equity contribution of $45 million from Hilton related to a note payable and accrued interest that was forgiven.
•

We made an equity distribution of $33 million to Hilton and derecognized $40 million of property and equipment, net, related to the transfer of certain floors at the Embassy Suites Washington, DC Georgetown to a wholly owned subsidiary of Parent.

•	We made an equity distribution of $203 million to Hilton related to the transfer of certain rooms at the New York Hilton Midtown and Hilton Waikoloa Village to a wholly owned subsidiary of Parent.
•

We made an equity distribution of $20 million related to the distribution of interests in entities in the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club to Hilton.

•	We received an equity contribution of $292 million from Hilton related to the repayment of a portion of mortgage loan secured by the Hilton Orlando Bonnet Creek (“Bonnet Creek Loan”) on our behalf.

During the year ended December 31, 2015:

•	We assumed the $450 million Bonnet Creek Loan as a result of an acquisition.
•	We received an equity contribution of $2 million from Hilton related to an obligation paid on our behalf by a wholly owned subsidiary of Hilton.

Note 19: Selected Quarterly Financial Information (unaudited)

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

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$684	$733	$688	$686	$2,791
Operating income	94	123	89	65	371
Net income	2,350	115	105	61	2,631
Net income attributable to stockholders	2,350	112	103	60	2,625
Earnings per share - Basic(1)	11.65	0.52	0.48	0.28	12.38
Earnings per share - Diluted(1)	11.02	0.52	0.48	0.28	12.21

(1)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not equal the EPS for the full year.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$661	$725	$671	$670	$2,727
Operating income	80	142	110	87	419
Net income	23	62	37	17	139
Net income attributable to stockholders	22	60	34	17	133
Earnings per share - Basic(1)	0.11	0.30	0.17	0.09	0.67
Earnings per share - Diluted(1)	0.11	0.30	0.17	0.09	0.67

(1)

Basic and diluted earnings per share were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Note 20: Subsequent Events

In January 2018, we sold the Hilton Rotterdam for a sales price of approximately $62 million. In February 2018, we sold 11 hotels, including a portfolio of three Embassy Suites hotels (Embassy Suites by Hilton Kansas City Overland Park, Embassy Suites by Hilton San Rafael Marin County and Embassy Suites by Hilton Atlanta Perimeter Center) for an aggregate sales price of approximately $96 million, a portfolio of seven hotels located in the United Kingdom (Hilton Blackpool, Hilton Belfast, Hilton London Angel Islington, Hilton Edinburgh Grosvenor, Hilton Coylumbridge, Hilton Bath City and Hilton Milton Keynes) for an aggregate sales price of approximately $189 million and the Hilton Durban for a sales price of $33 million.

In January 2018, we received insurance proceeds of $16 million related to damage at certain of our hotels caused by Hurricanes Irma and Maria.

In February 2018, we declared a quarterly cash dividend of $0.43 per share for the first quarter of 2018. The dividend will be payable on April 16, 2018 to each stockholder of record as of March 30, 2018.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2017

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Waldorf Astoria Orlando	$—	$34	$274	$29	$4	$—	$34	$274	$33	$341	$(44)	2009	2/12/2015	3 - 40 years
Casa Marina, A Waldorf Astoria Resort	—	164	174	9	2	—	165	173	11	349	(19)	1920	2/17/2015	3 - 40 years
The Reach, A Waldorf Astoria Resort	—	57	67	3	3	—	57	68	5	130	(7)	1970	2/17/2015	3 - 40 years
Hilton Hawaiian Village Beach Resort	1,275	925	807	17	293	—	954	1,012	76	2,042	(344)	1961	10/24/2007	3 - 40 years
New York Hilton Midtown	—	1,096	542	13	128	—	1,043	647	89	1,779	(198)	1963	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	—(1)	113	232	16	138	—	113	331	55	499	(114)	1964	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—	89	217	3	84	—	90	254	49	393	(108)	1977	10/24/2007	3 - 40 years
Hilton Chicago	—	69	233	12	155	—	69	340	60	469	(122)	1927	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—	160	340	25	90	—	154	391	70	615	(167)	1988	10/24/2007	3 - 40 years
Parc 55 San Francisco - A Hilton Hotel	725(1)	175	315	32	8	—	175	320	35	530	(45)	1984	2/12/2015	3 - 40 years
Hilton Orlando Bonnet Creek	—	15	377	31	9	—	16	381	35	432	(52)	2009	2/12/2015	3 - 40 years
Caribe Hilton	—	38	56	7	(7)	—	39	39	16	94	(30)	1949	10/24/2007	3 - 40 years
Hilton Chicago O’Hare Airport	—	—	114	8	14	—	—	116	20	136	(119)	1971	10/24/2007	3 - 40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	27	—	—	152	22	174	(44)	1983	8/30/2010	3 - 40 years
Hilton Boston Logan Airport	—	—	108	6	12	—	—	113	13	126	(38)	1999	10/24/2007	3 - 40 years
Pointe Hilton Squaw Peak Resort	—	14	45	5	(19)	—	5	23	17	45	(13)	1977	10/24/2007	3 - 40 years
Hilton Miami Airport	—	64	36	3	35	—	64	59	15	138	(26)	1984	12/14/2007	3 - 40 years
Hilton Atlanta Airport	—	10	99	3	26	—	10	113	15	138	(41)	1989	10/24/2007	3 - 40 years
Hilton São Paulo Morumbi	—	18	116	4	34	(70)	10	79	13	102	(23)	2002	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—	50	82	3	(16)	—	23	54	42	119	(51)	1987	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	15	—	—	80	8	88	(32)	1961	10/24/2007	3 - 40 years
Hilton Oakland Airport	—	—	13	3	—	—	—	9	7	16	(6)	1970	10/24/2007	3 - 40 years
Hilton New Orleans Airport	—	12	32	4	16	—	12	43	9	64	(18)	1989	10/24/2007	3 - 40 years
Hilton Short Hills	—	59	54	3	15	—	59	67	5	131	(19)	1988	10/24/2007	3 - 40 years
Hilton Blackpool	—	15	22	4	(5)	(13)	4	12	7	23	(8)	1982	10/24/2007	3 - 40 years
Hilton Rotterdam	—	5	33	3	52	(11)	4	68	10	82	(23)	1963	10/24/2007	3 - 40 years
Hilton Belfast	—	1	13	2	12	(8)	1	11	8	20	(9)	1998	10/24/2007	3 - 40 years
Hilton London Angel Islington	—	4	18	3	14	(13)	—	20	6	26	(9)	1997	10/24/2007	3 - 40 years
Hilton Edinburgh Grosvenor	—	2	17	3	22	(14)	—	24	6	30	(10)	1999	10/24/2007	3 - 40 years
Hilton Coylumbridge	—	14	5	3	(17)	(5)	—	—	—	—	—	1965	10/24/2007	3 - 40 years
Hilton Bath City	—	—	12	2	12	(8)	—	12	6	18	(8)	1973	10/24/2007	3 - 40 years
Hilton Nuremberg Hotel	—	—	2	—	7	—	—	5	4	9	(5)	1990	5/31/2013	3 - 40 years
Hilton Milton Keynes	—	13	10	2	(10)	(7)	3	3	2	8	(1)	1991	10/24/2007	3 - 40 years

(1)	Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2017

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Hilton Sheffield	—	—	14	2	(12)	(4)	—	—	—	—	—	1997	10/24/2007	3 - 40 years
Hilton Salt Lake City Center	—	—	—	10	18	—	—	7	21	28	(20)	2002	10/24/2007	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—	40	64	8	2	—	40	64	10	114	(10)	1973	6/2/2015	3 - 40 years
DoubleTree Hotel Washington DC—Crystal City	—	43	95	2	48	—	43	127	18	188	(46)	1982	12/14/2007	3 - 40 years
DoubleTree Hotel San Jose	—	15	67	5	21	—	15	80	13	108	(30)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30	14	58	3	4	—	12	59	8	79	(15)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	12	3	24	2	7	—	3	29	4	36	(8)	1986	1/1/2010	3 - 40 years
DoubleTree Hotel Seattle Airport	—	—	—	11	25	—	—	11	25	36	(26)	1987	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—	—	—	2	17	—	—	11	8	19	(8)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—	—	—	4	11	—	—	6	9	15	(9)	1977	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—	—	—	2	6	—	—	3	5	8	(5)	1985	10/24/2007	3 - 40 years
The Fess Parker Santa Barbara Hotel — a DoubleTree Resort	165	71	50	2	14	—	71	60	6	137	(14)	1986	10/24/2007	3 - 40 years
Embassy Suites Washington DC Georgetown	—	62	53	2	(25)	—	39	43	10	92	(12)	1990	12/4/2007	3 - 40 years
Embassy Suites Parsippany	—	6	32	1	3	—	6	33	3	42	(4)	1984	7/25/2014	3 - 40 years
Embassy Suites Kansas City—Plaza	—	—	26	1	2	—	—	27	2	29	(9)	1973	7/25/2014	3 - 40 years
Embassy Suites Austin—Downtown Town Lake	—	—	45	2	16	—	—	56	7	63	(23)	1983	10/24/2007	3 - 40 years
Embassy Suites Atlanta—Perimeter Center	—	6	22	1	1	—	6	23	1	30	(3)	1969	7/25/2014	3 - 40 years
Embassy Suites San Rafael—Marin County	—	7	27	1	2	—	7	28	2	37	(3)	1990	7/25/2014	3 - 40 years
Embassy Suites Kansas City—Overland Park	—	2	12	—	2	—	2	12	2	16	(2)	1987	7/25/2014	3 - 40 years
Embassy Suites Phoenix—Airport	—	—	15	1	(10)	—	—	2	4	6	(4)	1986	10/24/2007	3 - 40 years
Total	$2,207	$3,485	$5,276	$336	$1,305	$(153)	$3,348	$5,974	$927	$10,249	$(2,004)

(a)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Merger.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2017

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of period	$10,310	$10,253	$8,220
Additions during period:
Acquisitions(1)	—	—	1,872
Capital expenditures	198	224	224
Deductions during period:
Transfers to assets held for sale	(46)	—	—
Dispositions, including casualty losses and impairment loss on planned dispositions	(236)	(161)	(3)
Foreign exchange effect	23	(6)	(60)
Balance at end of period	$10,249	$10,310	$10,253

(1)

In 2015, as part of a tax deferred exchange of real property, certain properties from sellers affiliated with The Blackstone Group L.P., a related party at the time of the transaction, were acquired for a total purchase price of $1.76 billion.

(B)	The change in accumulated depreciation for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of period	$1,832	$1,639	$1,372
Additions during period:
Depreciation expense	280	292	279
Deductions during period:
Transfers to assets held for sale	(15)	—	—
Dispositions, including casualty losses	(85)	(95)	(3)
Foreign exchange effect	(8)	(4)	(9)
Balance at end of period	$2,004	$1,832	$1,639

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $5.407 billion as of December 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

We have set forth management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Annual Report on Form 10-K. Management's report on internal control over financial reporting is incorporated in this Item 9A by reference.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2018, we completed the implementation of a new accounting and reporting system and a third-party payroll solution as part of our migration off of the TSA with Hilton. Both implementations resulted in changes to our processes and procedures that we expect will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes specific to meet our organization’s needs. Management will continue to evaluate and monitor our internal controls and procedures in each of the affected areas.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by this item will incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report.

(a)	Financial Statements We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
(b)	Financial Statement Schedules Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
(c)	Exhibits

Exhibit Index

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 17, 2017).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on March 17, 2017).

10.1

Employee Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 4, 2017).

10.2

Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 4, 2017).

10.3

Master Transition Services Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc. and Hilton Grand Vacations Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on January 4, 2017).

10.4

Stockholders Agreement among Park Hotels & Resorts Inc. and the other parties thereto, dated as of January 2, 2017 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on January 4, 2017).

10.5	Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 4, 2017).

10.6

Registration Rights Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc. and the other parties thereto (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10 (File No. 001-37795), filed on November 14, 2016).

Exhibit Number	Description
10.7

Loan Agreement, dated as of October 7, 2016, among S.F. Hilton LLC and P55 Hotel Owner LLC, collectively, as Borrowers and JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lenders and the other parties thereto (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.8

Guaranty Agreement, dated as of October 7, 2016, among Park Intermediate Holdings LLC and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.9

Employment Agreement dated April 26, 2016, between Park Hotels & Resorts Inc. and Thomas J. Baltimore Jr (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10 (File No. 001-37795), as filed on September 16, 2016). †

10.10

Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on January 4, 2017).†

10.11

Park Hotels & Resorts Inc. 2017 Executive Deferred Compensation Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on January 4, 2017).†

10.12

Registration Rights Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc. and HNA Tourism Group Co., Ltd (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.13

Stockholders Agreement, dated as of October 24, 2016, among Park Hotels & Resorts Inc., HNA Tourism Group Co., Ltd. and, solely for purposes of Section 4.3 thereof, HNA Group Co., Ltd (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.14

Loan Agreement, dated as of October 24, 2016, among Hilton Hawaiian Village LLC, as Borrower, Hilton Hawaiian Village Lessee LLC, as Operating Lessee, and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender and the other parties thereto (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.15

Guaranty Agreement, dated as of October 24, 2016, among Park Intermediate Holdings LLC and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.16

Credit Agreement, dated as of December 28, 2016, by and among Park Intermediate Holdings LLC, Park Hotels & Resorts Inc., the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as syndication agents, Barclays Bank PLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., as documentation agents, and The Bank of New York Mellon, Citibank, N.A., PNC Bank, National Association and Royal Bank of Canada, as senior managing agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 30, 2016).

Exhibit Number	Description

10.17	Form of Performance Stock Unit Agreement by and between us and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 26, 2017).†

10.18

Form of Restricted Stock Agreement by and between us and each of Robert D. Tanenbaum and Thomas C. Morey (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 26, 2017).†

10.19

Form of Indemnification Agreement entered into between Park Hotels & Resorts Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 (File No. 0001-37795), filed on November 14, 2016).†

10.20	Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.21	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.22	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.23	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.24	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.25	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.26	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†
10.27	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.28	Form of Performance Share Agreement (Converted Award – 2014 Grant) (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.29	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.30	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.31	Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2016 Grant) (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

Exhibit Number	Description
10.32	Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2015 Grant) (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.33

Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2016 Grant) by and between us and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

11.1	Computation of Per Share Earnings from Operations (included in the notes to the consolidated financial statements contained in this Report).

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
†	Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: March 1, 2018	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2018
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018
Darren W. Robb

/s/ Patricia M. Bedient	Director	March 1, 2018
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	March 1, 2018
Gordon M. Bethune

/s/ Geoffrey Garrett	Director	March 1, 2018
Geoffrey Garrett

/s/ Christie B. Kelly	Director	March 1, 2018
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	March 1, 2018
Joseph I. Lieberman

/s/ Xianyi Mu	Director	March 1, 2018
Xianyi Mu

/s/ Timothy J. Naughton	Director	March 1, 2018
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	March 1, 2018
Stephen I. Sadove