Form 10-Q
period 2018-03-31
Park Hotels & Resorts Inc.
filed 2018-05-04
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-2058176
(State or Other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)
1775 Tysons Blvd., 7th Floor, Tysons, VA	22102
(Address of Principal Executive Offices)	(Zip Code)

(571) 302-5757

(Registrant’s telephone number, including area code)

1600 Tysons Blvd., Suite 1000, McLean, VA 22102

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding on April 27, 2018 was 201,129,172.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$8,051	$8,311
Assets held for sale, net	—	37
Investments in affiliates	87	84
Goodwill	607	606
Intangibles, net	28	41
Cash and cash equivalents	172	364
Restricted cash	108	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	138	125
Prepaid expenses	54	48
Other assets	91	83
TOTAL ASSETS (variable interest entities - $239 and $240)	$9,336	$9,714
LIABILITIES AND EQUITY
Liabilities
Debt	$2,946	$2,961
Accounts payable and accrued expenses	172	215
Due to hotel manager	108	141
Due to Hilton Grand Vacations	138	138
Deferred income tax liabilities	46	65
Other liabilities	211	232
Total liabilities (variable interest entities - $217 and $217)	3,621	3,752
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,168,293 shares issued and 201,095,915 shares outstanding as of March 31, 2018 and 214,873,778 shares issued and 214,845,244 shares outstanding as of December 31, 2017	2	2
Additional paid-in capital	3,578	3,825
Retained earnings	2,193	2,229
Accumulated other comprehensive loss	(8)	(45)
Total stockholders' equity	5,765	6,011
Noncontrolling interests	(50)	(49)
Total equity	5,715	5,962
TOTAL LIABILITIES AND EQUITY	$9,336	$9,714

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Rooms	$418	$432
Food and beverage	183	192
Ancillary hotel	50	47
Other	17	13
Total revenues	668	684

Operating expenses
Rooms	112	113
Food and beverage	126	131
Other departmental and support	156	164
Other property-level	53	51
Management and franchise fees	33	34
Depreciation and amortization	70	70
Corporate general and administrative	16	14
Other	17	13
Total expenses	583	590

Gain on sales of assets, net	89	—

Operating income	174	94

Interest income	1	—
Interest expense	(31)	(30)
Equity in earnings from investments in affiliates	4	4
Gain on foreign currency transactions	1	1

Income before income taxes	149	69
Income tax benefit	—	2,281
Net income	149	2,350
Net loss attributable to noncontrolling interests	1	—
Net income attributable to stockholders	$150	$2,350

Other comprehensive income, net of tax benefit (expense):
Currency translation adjustment	37	7
Total other comprehensive income	37	7

Comprehensive income	$186	$2,357
Comprehensive loss attributable to noncontrolling interests	1	—
Comprehensive income attributable to stockholders	$187	$2,357

Earnings per share:
Earnings per share - Basic	$0.71	$11.63
Earnings per share - Diluted	$0.71	$11.01

Weighted average shares outstanding - Basic	211	202
Weighted average shares outstanding - Diluted	212	213

Dividends declared per common share	$0.43	$0.43

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net income	$149	$2,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	70
Gain on sales of assets, net	(89)	—
Equity in earnings from investments in affiliates	(4)	(4)
Gain on foreign currency transactions	(1)	(1)
Share-based compensation expense	4	—
Amortization of deferred financing costs	1	1
Distributions from unconsolidated affiliates	1	4
Deferred income taxes	(5)	(2,288)
Changes in operating assets and liabilities	(83)	9
Net cash provided by operating activities	43	141
Investing Activities:
Capital expenditures for property and equipment	(53)	(37)
Proceeds from asset dispositions, net	360	—
Insurance proceeds for property damage claims	18	—
Investments in affiliates	—	(1)
Distributions from unconsolidated affiliates	—	1
Net cash provided by (used in) investing activities	325	(37)
Financing Activities:
Dividends paid	(119)	(110)
Tax withholdings on share-based compensation	(1)	—
Repurchase of common stock	(348)	—
Net transfers to Parent	—	(9)
Net cash used in financing activities	(468)	(119)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	1
Net decrease in cash and cash equivalents and restricted cash	(99)	(14)
Cash and cash equivalents and restricted cash, beginning of period	379	350
Cash and cash equivalents and restricted cash, end of period	$280	$336

Supplemental Disclosures
Non-cash financing activities:
Dividends paid in stock	$—	$441
Dividends declared but unpaid	86	92

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation	—	—	3	—	—	—	3
Net income (loss)	—	—	—	150	—	(1)	149
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents	—	—	—	(88)	—	—	(88)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Balance as of March 31, 2018	201	$2	$3,578	$2,193	$(8)	$(50)	$5,715

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Share-based compensation	—	—	2	—	—	—	—	2
Net income	—	—	—	2,350	—	—	—	2,350
Other comprehensive income	—	—	—	—	7	—	—	7
Dividends	16	—	(110)	(92)	—	—	—	(202)
Balance as of March 31, 2017	214	$2	$3,820	$2,258	$(60)	$—	$(49)	$5,971

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime United States (“U.S.”) markets. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders.

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment trust (“REIT”), effective for our first tax year ending December 31, 2017. We are currently, and expect to continue to be, organized and operate in a REIT qualified manner. From the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Principles of Consolidation

The unaudited condensed consolidated financial statements reflect our financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. GAAP. In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. All significant intercompany transactions and balances within the financial statements have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Interim results are not necessarily indicative of full year performance.

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended March 31, 2017 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2017.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to ASU 2014-09, the FASB issued several related ASUs. We adopted the provisions of ASU 2014-09 and the related ASUs as of January 1, 2018 using a modified retrospective approach, which resulted in no cumulative effect adjustment to retained earnings as of January 1,

2018. The timing and amount of revenue recognition from rooms, food and beverage and other ancillary hotel goods and services will not change.  Revenue will continue to be recognized at the point in time or over the period of time when goods and services have been delivered or rendered to the customer.  Payment for room rentals is generally due on the last date of the hotel stay and the payment for goods and services are generally due at the time the goods and services are delivered or rendered to the customer.

In January 2016, the FASB issued ASU No. 2016-01 (“ASU 2016-01”), Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in ASU 2016-01, among other things, eliminated the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that was previously required to be disclosed for financial instruments measured at amortized cost on the balance sheet. We adopted the provisions of ASU 2016-01 as of January 1, 2018. The adoption of this guidance did not have a significant effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business combinations (Topic 805) – Clarifying the definition of a business, which adds guidance to assist with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. ASU 2017-01 clarified that when the gross assets acquired (or disposed of) are concentrated in a single identifiable asset or a group of similar identifiable assets, the acquisition would not be considered a business. We adopted this ASU on a prospective basis on January 1, 2018. Transactions before January 1, 2018 were not affected.

Accounting Standards Not Yet Adopted

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

Note 3: Dispositions

During the three months ended March 31, 2018, we sold the 12 hotels listed in the table below for total gross proceeds of $379 million. We recognized a net gain of approximately $89 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Hilton Rotterdam	Rotterdam, Netherlands	January 2018

Embassy Suites Portfolio(1)		February 2018
Embassy Suites by Hilton Kansas City Overland Park	Overland Park, Kansas
Embassy Suites by Hilton San Rafael Marin County	San Rafael, California
Embassy Suites by Hilton Atlanta Perimeter Center	Atlanta, Georgia

UK Portfolio(1)		February 2018
Hilton Blackpool	Blackpool, United Kingdom
Hilton Belfast	Belfast, United Kingdom
Hilton London Angel Islington	London, United Kingdom
Hilton Edinburgh	Grosvenor, United Kingdom
Hilton Coylumbridge	Aviemore, United Kingdom
Hilton Bath City	Bath, United Kingdom
Hilton Milton Keynes	Keynes, United Kingdom

Hilton Durban	Durban, South Africa	February 2018

(1)	Hotels were sold as a portfolio.

Note 4: Property and Equipment

Property and equipment were:

	March 31, 2018	December 31, 2017(1)
	(in millions)
Land	$3,337	$3,364
Buildings and leasehold improvements	5,668	5,911
Furniture and equipment	918	966
Construction-in-progress	159	117
	10,082	10,358
Accumulated depreciation and amortization	(2,031)	(2,047)
	$8,051	$8,311

(1)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Depreciation of property and equipment, including capital lease assets, was $69 million during each of the three months ended March 31, 2018 and 2017.

As of December 31, 2017, property and equipment included approximately $20 million of capital lease assets primarily consisting of buildings and leasehold improvements, net of $10 million of accumulated depreciation. Capital lease assets were disposed in connection with the sale of our UK portfolio in February 2018.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton. We incurred $20 million of expenses and recognized a loss of $54 million for property and equipment that was damaged during the hurricanes during the year ended December 31, 2017. During the three months ended March 31, 2018, we incurred an additional $7 million of expenses, and based upon additional information obtained during the period, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes; these amounts were offset by the recognition of an additional insurance receivable of $29 million.

Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles. During the three months ended March 31, 2018, we received $18 million of insurance proceeds and as of March 31, 2018 the insurance receivable, which is included within other assets in our condensed consolidated balance sheets, is $67 million. As of March 31, 2018, no amounts have been recognized related to business interruption insurance.

Note 5: Consolidated Variable Interest Entities ("VIEs") and Investments in Affiliates

Consolidated VIEs

We consolidate three VIEs that own hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed consolidated balance sheets include the following assets and liabilities of these entities:

	March 31, 2018	December 31, 2017
	(in millions)
Property and equipment, net	$222	$215
Cash and cash equivalents	9	14
Restricted cash	5	7
Accounts receivable, net	2	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	8	8
Due to hotel manager	1	1
Other liabilities	1	1

During the three months ended March 31, 2018 and 2017, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2018	December 31, 2017
		(in millions)
Hilton Berlin(1)	40%	$35	$33
Hilton San Diego Bayfront	25%	21	20
All others (7 hotels)	20% - 50%	31	31
		$87	$84

(1)

In April 2018, we and the other owners of the entities that own the Hilton Berlin, entered into an agreement to sell the ownership interest in these entities for a gross sales price of 297 million euros, which is subject to customary pro rations and adjustments.  The buyers provided a cash deposit of 30 million euros, which is held in escrow as earnest money.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $962 million as of both March 31, 2018 and December 31, 2017, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of March 31, 2018, were:

			Principal balance as of
	Interest Rate at March 31, 2018	Maturity Date	March 31, 2018	December 31, 2017
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.13%	2020 to 2026(2)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(3)	L + 1.50%	December 2021(2)	—	—
Capital lease obligations(4)	N/A	N/A	—	16
			2,957	2,973
Less: unamortized deferred financing costs and discount			(11)	(12)
			$2,946	$2,961

(1)

In October 2016, we entered into a $725 million commercial mortgaged-back securities (“CMBS”) loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.
(3)	$1 billion available.
(4)	Capital lease obligations were disposed in connection with the sale of our UK portfolio in February 2018.

Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of both March 31, 2018 and December 31, 2017, our condensed consolidated balance sheets included $14 million of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2018 were:

Year	(in millions)
2018	$—
2019	—
2020	12
2021	750
2022	33
Thereafter	2,162
$2,957

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$710	$725	$721
HHV CMBS Loan	3	1,275	1,231	1,275	1,256
Term Loan	3	750	750	750	749
Mortgage loans	3	207	199	207	204

Note 8: Income Taxes

We are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017. We expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 related to our REIT activities other than amounts associated with net built-in gains related to our asset sales and the derecognition of deferred tax liabilities discussed below.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; and the one-time transition tax on foreign cash and unremitted earnings. At March 31, 2018, we have not completed the internal assessment for the tax effects of enactment of the Act; specifically, the analysis to determine the potential tax liability and deferred tax related to a potential sale of ancillary hotel furniture, fixtures, and equipment that may be sold in a like-kind exchange transaction was not able to be completed. Accordingly, Staff Accounting Bulletin 118, issued by the SEC, states that companies that are unable to calculate a reasonable estimate are able to record the adjustment to the tax provision as the information becomes available, but no later than one year from the enactment date. We intend to continue our analysis and record the effects of the provision through deferred taxes when the information is available and an assessment is made.

We are and will continue to be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following our election to be taxed as a REIT. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

During the three months ended March 31, 2018, we recognized a $5 million deferred tax benefit, which includes built-in losses recognized on assets sold during the period, for which a deferred tax asset was not previously recognized. We recognized an income tax benefit for the three months ended March 31, 2017 of $2,288 million as a result of the derecognition of deferred tax liabilities associated with our intention to be taxed as a REIT.

Note 9: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2018, 6,140,940 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of March 31, 2018, 390,154 shares of common stock remain available for future issuance. For the three months ended March 31, 2018 and 2017, we recognized $4 million and $3 million, respectively, of share-based compensation expense. As of March 31, 2018, unrecognized compensation expense was $27 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	461,639	$26.47
Granted	271,173	26.08
Vested	(129,291)	26.30
Forfeited	(8,025)	26.11
Unvested at March 31, 2018	595,496	$26.33

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	371,557	$31.96
Granted	179,485	29.44
Vested	—	—
Forfeited	(11,060)	30.44
Unvested at March 31, 2018	539,982	$31.15

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.0%
Dividend yield(2)	—
Risk-free rate	2.4%
Expected term	2-3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$150	$2,350
Earnings allocated to participating securities	—	(2)
Net income attributable to stockholders net of earnings allocated to participating securities	$150	$2,348
Denominator:
Weighted average shares outstanding - basic	211	202
Unvested restricted shares	1	—
Net effect of shares issued with respect to E&P Dividend(1)	—	11
Weighted average shares outstanding - diluted	212	213

Basic EPS(2)	$0.71	$11.63
Diluted EPS(2)	$0.71	$11.01

(1)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(2)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2018 and 2017, because their effect would have been anti-dilutive.

Note 11: Business Segment Information

As of March 31, 2018, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our condensed consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues:
Total consolidated hotel revenue	$651	$671
Other revenue	17	13
Total revenues	$668	$684

Hotel Adjusted EBITDA	$174	$180
Other revenue	17	13
Depreciation and amortization expense	(70)	(70)
Corporate general and administrative	(16)	(14)
Other expenses	(17)	(13)
Gain on sales of assets, net	89	—
Interest income	1	—
Interest expense	(31)	(30)
Equity in earnings from investments in affiliates	4	4
Gain on foreign currency transactions	1	1
Income tax benefit	—	2,281
Other items	(3)	(2)
Net income	$149	$2,350

The following table presents total assets for our consolidated hotels, reconciled to condensed consolidated amounts:

	March 31, 2018	December 31, 2017
	(in millions)
Consolidated hotels	$9,241	$9,623
All other	95	91
	$9,336	$9,714

Note 12: Commitments and Contingencies

We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to our two hotels in Key West Florida and the Caribe Hilton from Hurricanes Irma and Maria in September 2017 and the resulting near-term loss of business. We have estimated the total amount of damages and insurance proceeds based on all information available to date. As a result, we have recognized a total loss of $16 million representing losses up to the amount of our deductibles; refer to Note 4: “Property and Equipment.” The amount of the loss for property damage and insurance proceeds could change as more information becomes available about the nature and extent of damage. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of March 31, 2018, we had outstanding commitments under third-party contracts of approximately $66 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. In addition, we are also involved in litigation that is not in the ordinary course of business, for which we are indemnified under the Distribution Agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2018 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations, the expected completion of anticipated acquisitions and dispositions (including the expected completion of the sale of our interests in the entities owning the Hilton Berlin), the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels are our only reportable segment. Refer to Note 11: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Recent Events

During the three months ended March 31, 2018, we sold 12 of our hotels for an aggregate sales price of $379 million. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We utilized a portion of these proceeds to repurchase 14,000,000 shares of our common stock at a price per share of $24.85 for an aggregate repurchase price of approximately $348 million. All 14,000,000 shares repurchased were retired. Concurrent with the repurchase, HNA Tourism Group Co. Ltd and its affiliates sold all of its remaining outstanding shares of our common stock in an underwritten public offering. After the closing of the repurchase and the secondary offering, HNA no longer held any shares of our common stock. Refer to Part II Item 2(c): “Purchases of Equity Securities” included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

Of our 46 hotels that we consolidated as of March 31, 2018, 44 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 to Hilton Grand Vacations (“HGV”) timeshare units, and due to the effects of the hurricane at the Caribe Hilton in Puerto Rico and the expected continued effects from business interruption in 2018, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of March 31, 2017 also exclude the 12 hotels that were sold in January and February 2018. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA

EBITDA, presented herein, reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates.

Adjusted EBITDA, presented herein, is calculated as EBITDA further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;

•	Transaction expense associated with the potential disposition of hotels or acquisition of a business;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2018(1)	2017(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$159	$159
Non-comparable Hotel Adjusted EBITDA	15	21
Hotel Adjusted EBITDA	$174	$180

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$149	$2,350
Depreciation and amortization expense	70	70
Interest income	(1)	—
Interest expense	31	30
Income tax benefit	—	(2,281)
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	7	5
EBITDA	256	174
Gain on sales of assets, net	(89)	—
Gain on foreign currency transactions	(1)	(1)
Transition expense	2	1
Share-based compensation expense	4	3
Other items	2	—
Adjusted EBITDA	174	177
Less: Adjusted EBITDA from investments in affiliates	12	9
Less: All other(1)	(12)	(12)
Hotel Adjusted EBITDA	$174	$180

(1)	Includes other revenue and other expense, non-income taxes on REIT leases and corporate general and administrative expenses.

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

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Transaction expense associated with the potential disposition of hotels or acquisition of a business;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty losses;
•	Litigation gains and losses outside the ordinary course of business; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income attributable to stockholders	$150	$2,350
Depreciation and amortization expense	70	70
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	(89)	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(4)	(4)
Pro rata FFO of investments in affiliates	10	8
NAREIT FFO attributable to stockholders	136	2,423
Gain on foreign currency transactions	(1)	(1)
Transition expense	2	1
Share-based compensation expense	4	3
Other items(1)	(4)	(2,288)
Adjusted FFO attributable to stockholders	$137	$138

NAREIT FFO per share - Diluted(2)	$0.64	$11.36
Adjusted FFO per share - Diluted(2)	$0.65	$0.64

(1)	The three months ended March 31, 2017 includes the income tax benefit from the derecognition of deferred tax liabilities of $2,288 million associated with our intent to elect REIT status.
(2)	Per share amounts are calculated based on unrounded numbers.

Comparable Hotel Data

The following tables set forth data for our 2018 comparable hotels by geographic market as of March 31, 2018 and for the three months ended March 31, 2018 and 2017:

	As of March 31, 2018		Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$256.81	93.7%	$240.76	$253.67	94.0%	$238.57	0.9%
Northern California	6	4,279	250.06	81.3	203.28	252.85	78.9	199.48	1.9
Florida	6	3,294	260.56	86.4	225.17	247.24	85.9	212.40	6.0
Other	14	5,364	162.86	76.9	125.16	161.26	77.2	124.50	0.5
New Orleans	2	1,941	198.55	76.3	151.41	197.35	75.0	148.04	2.3
Chicago	4	2,743	139.60	65.8	91.89	143.36	64.0	91.75	0.2
New York	1	1,878	243.81	75.3	183.69	240.34	77.2	185.56	(1.0)
Southern California	4	1,304	158.03	77.1	121.88	160.12	81.5	130.57	(6.7)
Washington, D.C.	3	1,282	174.80	66.3	115.93	182.02	73.2	133.30	(13.0)
Total Domestic	41	24,945	$211.83	78.9%	$167.17	$209.79	79.0%	$165.67	0.9%
Total International	3	783	$172.76	66.3%	$114.56	$163.75	64.3%	$105.37	8.7%
All Markets	44	25,728	$210.83	78.5%	$165.57	$208.64	78.5%	$163.83	1.1%

During the three months ended March 31, 2018, our domestic hotels experienced a RevPAR growth of 0.9%, as compared to the three months ended March 31, 2017. The overall increase in RevPAR for our domestic hotels was led by an increase in RevPAR for our Florida, Northern California, Hawaii and New Orleans hotels. Our Florida hotels experienced RevPAR growth of 6.0%, primarily attributable to increased transient demand from leisure business in March 2018 due to the timing of the Easter holiday occurring earlier than in 2017. Northern California experienced overall RevPAR growth of 1.9%, attributable to increased occupancy as a result of increased group demand. Hawaii experienced RevPAR growth of 0.9% with an increase in ADR from increased transient demand. Our New Orleans hotels experienced RevPAR growth of 2.3%, primarily attributable to increased transient business, contributing to an increase in occupancy. The overall increase in RevPAR for our domestic hotels was partially offset by a decline in RevPAR for our New York, Southern California and Washington, D.C hotels. Our New York hotel experienced a decline in RevPAR of 1.0% attributable to weak transient demand coupled with disruption from a rooms renovation during the quarter. Our Southern California hotels experienced decreases in both ADR and occupancy, primarily from renovation displacement at one of our hotels. Our Washington, D.C. hotels experienced a decline in RevPAR of 13.0% from weaker transient demand in 2018 due to the inauguration occurring in 2017, contributing to a decrease in both ADR and occupancy.

On a currency neutral basis, our international hotels experienced an increase in RevPAR of 8.7%, primarily attributable to growth at our hotel in Brazil, due to room renovations during the first quarter of 2017 coupled with an increase in contract and group revenues in the first quarter of 2018.

The following tables set forth data for our 2018 comparable hotels by hotel type as of March 31, 2018 and for the three months ended March 31, 2018 and 2017:

	As of March 31, 2018		Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	9	6,728	$257.83	86.0%	$221.62	$249.42	87.3%	$217.68	1.8%
Urban	12	10,216	218.99	73.2	160.34	221.28	73.0	161.53	(0.7)
Airport	13	6,357	159.81	81.3	129.99	156.54	81.0	126.83	2.5
Suburban	10	2,427	171.79	73.0	125.36	170.69	71.1	121.43	3.2
All Types	44	25,728	$210.83	78.5%	$165.57	$208.64	78.5%	$163.83	1.1%

During the three months ended March 31, 2018, our airport and suburban hotels experienced RevPAR growth of 2.5% and 3.2%, respectively, attributable to increases in ADR and occupancy. Our resort hotels experienced RevPAR growth of 1.8%, attributable to an increase in ADR, which was partially offset by a decrease in occupancy. The growth was partially offset by a decrease in RevPAR at our urban hotels of 0.7%, negatively affected by the declines in Washington, D.C. discussed above, and at the Hilton Chicago, which experienced declines in group demand contributing to a decrease in ADR.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions. During the three months ended March 31, 2018, we sold 12 hotels resulting in a net gain on sale of assets. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, the results of operations during our period of ownership are included within non-comparable revenues and operating expenses.

•

Hurricane Maria: As a result of Hurricane Maria in September 2017, the Caribe Hilton sustained significant damage and is expected to be closed for most of 2018. While the results of operations are included within non-comparable revenues and operating expenses, the closure has resulted in a reduction in hotel revenues and expenses for the three months ended March 31, 2018 compared to the same period in 2017.

•	Income Taxes. During the three months ended March 31, 2017, we derecognized certain deferred tax liabilities in connection with our intention to be taxed as a REIT.

Revenue

Rooms

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable rooms revenue	$383	$380	0.8%
Non-comparable rooms revenue	35	52	(32.7)
Total rooms revenue	$418	$432	(3.2)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” During the three months ended March 31, 2018, non-comparable rooms revenue decreased $17 million compared to the same period in 2017 primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Food and beverage

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable food and beverage revenue	$166	$172	(3.5)%
Non-comparable food and beverage revenue	17	20	(15.0)
Total food and beverage revenue	$183	$192	(4.7)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

During the three months ended March 31, 2018 comparable food and beverage revenue decreased $6 million compared to the same period in 2017 primarily due to decreases in banquet and catering revenues as a result of decreased group business. Food and beverage revenues at our non-comparable hotels decreased $3 million primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Ancillary hotel

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable ancillary hotel revenue	$41	$37	10.8%
Non-comparable ancillary hotel revenue	9	10	(10.0)
Total ancillary hotel revenue	$50	$47	6.4%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

During the three months ended March 31, 2018, comparable ancillary hotel revenues increased $4 million compared to the same period in 2017 primarily due to increases in resort and parking fees.

Other

	Three Months Ended March 31,
	2018	2017	Percent Change
	(in millions)
Laundry revenue	$3	$3	—%
Support service revenue	14	10	40.0
Total other revenue	$17	$13	30.8%

During the three months ended March 31, 2018, support service revenue increased $4 million compared to the same period in 2017, primarily due to an increase in the number of timeshare units for which we provide services.

Operating Expenses

Rooms

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable rooms expense	$102	$99	3.0%
Non-comparable rooms expense	10	14	(28.6)
Total rooms expense	$112	$113	(0.9)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

During the three months ended March 31, 2018, non-comparable rooms expense decreased $4 million as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Food and beverage

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable food and beverage expense	$114	$116	(1.7)%
Non-comparable food and beverage expense	12	15	(20.0)
Total food and beverage expense	$126	$131	(3.8)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

During the three months ended March 31, 2018, comparable food and beverage expense decreased $2 million compared to the same period in 2017 primarily due to decreases in banquet and catering costs as a result of decreased group business. Food and beverage at our non-comparable hotels decreased $3 million primarily as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Other departmental and support

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable other departmental and support expense	$139	$140	(0.7)%
Non-comparable other departmental and support expense	17	24	(29.2)
Total other departmental and support expense	$156	$164	(4.9)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

Our non-comparable hotel other departmental and support expense decreased $7 million primarily from our asset sales and the closure of the Caribe Hilton.

Other property-level

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable other property-level expense	$49	$46	6.5%
Non-comparable other property-level expense	4	5	(20.0)
Total other property-level expense	$53	$51	3.9%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

Management and franchise fees

	Three Months Ended March 31,
	2018(1)	2017(1)	Percent Change
	(in millions)
Comparable management and franchise fees expense	$30	$30	—%
Non-comparable management and franchise fees expense	3	4	(25.0)
Total management and franchise fees expense	$33	$34	(2.9)%

(1)	Based on our 2018 comparable hotels as of March 31, 2018.

Corporate general and administrative

	Three Months Ended March 31,
	2018	2017	Percent Change
	(in millions)
General and administrative expenses	$10	$10	—%
Transition expense	2	1	100.0
Share-based compensation expense	4	3	33.3
Total corporate general and administrative	$16	$14	14.3%

Other

	Three Months Ended March 31,
	2018	2017	Percent Change
	(in millions)
Laundry expense	$4	$4	—%
Support services expense	13	9	44.4
Total other	$17	$13	30.8%

The increase in support services expense was primarily due to increased costs resulting from an increase in the number of timeshare units for which we provide services.

Gain on sales of assets, net

During the three months ended March 31, 2018, we recognized a gain of $89 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our hotels. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Non-operating Income and Expenses

Interest expense

	Three Months Ended March 31,
	2018	2017	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%
Mortgage Loans	2	2	—
Term Loan	6	4	50.0
Other	2	3	(33.3)
Total interest expense	$31	$30	3.3%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

Income tax benefit

During the three months ended March 31, 2018, our income tax expense of $5 million was offset by an income tax benefit of $5 million. The income tax benefit was related to recognized built-in losses on assets sold during the period, for which a deferred tax asset was not previously recognized. Our income tax benefit during the three months ended March 31, 2017 was primarily a result of the derecognition of approximately $2,288 million of deferred tax liabilities associated with our intention to be taxed as a REIT.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash and cash equivalents of $280 million, including $108 million of restricted cash. Restricted cash consists of cash restricted as to use by our debt agreements coupled with cash designated to be used in a tax-deferred like-kind of exchange of real property. As of March 31, 2018, restricted cash included approximately $94 million related to proceeds from the sale of the Embassy Suites Portfolio being held by a qualified intermediary to be used in a like-kind exchange. Subsequently, we elected not to use the proceeds for a like-kind exchange and in April 2018, the proceeds were released and reclassified to unrestricted cash.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	March 31,
	2018	2017	Percent Change
	(in millions)
Net cash provided by operating activities	$43	$141	(69.5)%
Net cash provided by (used in) investing activities	325	(37)	NM(1)
Net cash used in financing activities	(468)	(119)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $98 million decrease in net cash provided by operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to decreases in working capital resulting from the timing of payments to our hotel manager and other vendors as well as receipts from our customers.

Investing Activities

The $362 million increase in net cash provided by investing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the sale of 12 hotels for net proceeds of approximately $360 million.

Financing Activities

The $349 million increase in net cash used in financing activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million.

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

We declared or paid the following regular quarterly dividends to holders of our common stock during 2018:

Record Date	Payment Date	Dividend per Share
March 30, 2018	April 16, 2018	$0.43
June 29, 2018	July 16, 2018	$0.43

In April 2018, we and our other joint venture owners of the entities that own the Hilton Berlin entered into an agreement to sell the ownership interest in these entities for a gross sales price of approximately $367 million and we expect to receive net proceeds of approximately $140 million subject to customary adjustments. Subsequent to the closing of the sale, we currently expect to declare a special dividend in the range of $80 million to $90 million, subject to approval by our Board of Directors.

Debt

As of March 31, 2018, our total indebtedness was approximately $3 billion, excluding approximately $236 million of our share of debt of investments in affiliates. Substantially all of the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2018 included construction contract commitments of approximately $66 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect our future income, cash flows and fair value, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates or foreign exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Our largest net foreign currency exposures as of December 31, 2017 were to the euro and British pound. Subsequent to the sale of seven of our eight hotels located in the United Kingdom in February 2018, our foreign currency exposure to the British pound was significantly reduced. As of March 31, 2018, our largest net foreign currency exposures were to the euro and the Brazilian real.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we completed the implementation of a new accounting and reporting system and a third-party payroll solution as part of our migration away from the transition services agreement with Hilton. Both implementations resulted in changes to our processes and procedures that we expect will strengthen our internal controls over financial reporting by automating manual processes and standardizing business processes specific to meet our organization’s needs. Management will continue to evaluate and monitor our internal controls and procedures in each of the affected areas.

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

On February 5, 2018, we, along with Hilton and related individuals, were named in a claim in the High Court of Justice in England and Wales filed by Top Zinc Limited, the alleged ultimate parent company for landlord entities of ten Hilton hotels retained by Hilton as part of the spin-off. We are the guarantor on the applicable leases for these hotels. The claim alleges damages in excess of £600 million from breach of lease obligations, collusion by Hilton and other parties to destroy the claimant’s equity in assets and unlawful interference in a sale process. As of May 4, 2018, the claim had not been served. In a related matter, on May 12, 2016, we, along with certain tenant entities, were named as defendant in a suit filed by the landlord entities of these hotels in the High Court of Justice in England and Wales seeking either an order for specific performance for work to be performed on the hotels or to collect £113 million in damages plus litigation costs related to alleged failure to keep the assets in the condition required by the applicable leases.

Because the assets were retained by Hilton as part of the spin-off, any associated liabilities with respect to these matters are expected to be fully indemnified by Hilton pursuant to the Distribution Agreement. See “Spin-off Related Agreements—Distribution Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017. To date, we have not incurred any costs or losses related to either of these matters.

Item 1A. Risk Factors.

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

On March 5, 2018, certain selling stockholders affiliated with HNA Tourism Group Co. Ltd (the “Selling Stockholders”) granted us a right to repurchase up to 15,750,000 shares of our common stock held by the Selling Stockholders concurrently with a secondary offering of shares of our common stock by the Selling Stockholders.  In March 2018, we exercised our right to repurchase 14,000,000 shares of our common stock, and the Selling Stockholders sold all other shares of our common stock held by them.  The repurchase and the offering each closed on March 9, 2018.  Accordingly, we do not have any further rights to repurchase shares of our common stock from the Selling Stockholder.  All 14,000,000 shares repurchased from the Selling Stockholders were retired.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2018:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2018 to January 31, 2018	N/A	N/A	N/A	N/A
February 1, 2018 to February 28, 2018	N/A	N/A	N/A	N/A
March 1, 2018 to March 31, 2018	14,000,000	$24.85	14,000,000	—
Total	14,000,000	$24.85	14,000,000

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

10.1

Master Amendment and Option Agreement, by and among the Company, HNA Tourism Group Co., Ltd. and HNA HLT Holdco I LLC, dated March 5, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 5, 2018).

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

Park Hotels & Resorts Inc.

Date: May 4, 2018	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 4, 2018	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)