Form 10-Q
period 2018-06-30
Park Hotels & Resorts Inc.
filed 2018-08-02
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of common stock outstanding on July 27, 2018 was 201,178,415.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$7,999	$8,311
Assets held for sale, net	—	37
Investments in affiliates	56	84
Goodwill	607	606
Intangibles, net	27	41
Cash and cash equivalents	421	364
Restricted cash	17	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	180	125
Prepaid expenses	46	48
Other assets	98	83
TOTAL ASSETS (variable interest entities - $241 and $240)	$9,451	$9,714
LIABILITIES AND EQUITY
Liabilities
Debt	$2,947	$2,961
Accounts payable and accrued expenses	181	215
Due to hotel manager	107	141
Due to Hilton Grand Vacations	138	138
Deferred income tax liabilities	36	65
Other liabilities	285	232
Total liabilities (variable interest entities - $216 and $217)	3,694	3,752
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,253,015 shares issued and 201,178,717 shares outstanding as of June 30, 2018 and 214,873,778 shares issued and 214,845,244 shares outstanding as of December 31, 2017	2	2
Additional paid-in capital	3,581	3,825
Retained earnings	2,231	2,229
Accumulated other comprehensive loss	(8)	(45)
Total stockholders' equity	5,806	6,011
Noncontrolling interests	(49)	(49)
Total equity	5,757	5,962
TOTAL LIABILITIES AND EQUITY	$9,451	$9,714

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rooms	$451	$469	$869	$901
Food and beverage	205	200	388	392
Ancillary hotel	58	48	108	95
Other	17	16	34	29
Total revenues	731	733	1,399	1,417

Operating expenses
Rooms	112	118	224	231
Food and beverage	131	132	257	263
Other departmental and support	155	166	311	330
Other property-level	50	51	103	102
Management and franchise fees	39	39	72	73
Depreciation and amortization	69	73	139	143
Corporate general and administrative	15	16	31	30
Other	18	15	35	28
Total expenses	589	610	1,172	1,200

Gain on sales of assets, net	7	—	96	—

Operating income	149	123	323	217

Interest income	1	1	2	1
Interest expense	(31)	(31)	(62)	(61)
Equity in earnings from investments in affiliates	8	8	12	12
Loss on foreign currency transactions	(4)	(4)	(3)	(3)
Other gain (loss), net	108	(1)	108	(1)

Income before income taxes	231	96	380	165
Income tax (expense) benefit	(13)	19	(13)	2,300
Net income	218	115	367	2,465
Net income attributable to noncontrolling interests	(2)	(3)	(1)	(3)
Net income attributable to stockholders	$216	$112	$366	$2,462

Other comprehensive income, net of tax benefit (expense):
Currency translation adjustment, net of tax of $1, $0, $1, and $0	—	7	37	14
Total other comprehensive income	—	7	37	14

Comprehensive income	$218	$122	$404	$2,479
Comprehensive income attributable to noncontrolling interests	(2)	(3)	(1)	(3)
Comprehensive income attributable to stockholders	$216	$119	$403	$2,476

Earnings per share:
Earnings per share - Basic	$1.07	$0.52	$1.77	$11.79
Earnings per share - Diluted	$1.07	$0.52	$1.77	$11.48

Weighted average shares outstanding - Basic	200	214	205	208
Weighted average shares outstanding - Diluted	201	215	206	214

Dividends declared per common share	$0.88	$0.43	$1.31	$0.86

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net income	$367	$2,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139	143
Gain on sales of assets, net	(96)	—
Equity in earnings from investments in affiliates	(12)	(12)
Loss on foreign currency transactions	3	3
Other (gain) loss, net	(108)	1
Share-based compensation expense	8	7
Amortization of deferred financing costs	2	2
Distributions from unconsolidated affiliates	6	7
Deferred income taxes	(3)	(2,312)
Changes in operating assets and liabilities	(158)	(30)
Net cash provided by operating activities	148	274
Investing Activities:
Capital expenditures for property and equipment	(86)	(86)
Proceeds from asset dispositions, net	368	—
Proceeds from the sale of investments in affiliates	150	—
Insurance proceeds for property damage claims	35	—
Investments in affiliates	—	(1)
Distributions from unconsolidated affiliates	—	1
Net cash provided by (used in) investing activities	467	(86)
Financing Activities:
Dividends paid	(204)	(202)
Distributions to noncontrolling interests	(1)	(2)
Tax withholdings on share-based compensation	(2)	(2)
Repurchase of common stock	(348)	—
Net transfers to Parent	—	(9)
Net cash used in financing activities	(555)	(215)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	1
Net increase (decrease) in cash and cash equivalents and restricted cash	59	(26)
Cash and cash equivalents and restricted cash, beginning of period	379	350
Cash and cash equivalents and restricted cash, end of period	$438	$324

Supplemental Disclosures
Non-cash financing activities:
Dividends paid in stock	$—	$441
Dividends declared but unpaid	177	92

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation	—	—	6	—	—	—	6
Net income	—	—	—	366	—	1	367
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents	—	—	—	(266)	—	—	(266)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2018	201	$2	$3,581	$2,231	$(8)	$(49)	$5,757

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Share-based compensation	1	—	5	—	—	—	—	5
Net income	—	—	—	2,462	—	—	3	2,465
Other comprehensive income	—	—	—	—	14	—	—	14
Dividends	16	—	(110)	(185)	—	—	—	(295)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2017	215	$2	$3,823	$2,277	$(53)	$—	$(48)	$6,001

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

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment trust (“REIT”), effective for our tax year ending December 31, 2017. We are currently, and expect to continue to be, organized and operate in a REIT qualified manner. From the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and condensed consolidated statements of cash flows for the six months ended June 30, 2017 have been reclassified to conform to the current period presentation.

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

We anticipate recognizing a right of use asset and corresponding lease obligation liability for our long-term leases that are currently accounted for as operating leases. Although early adoption is permitted, we expect to adopt these new ASUs on a modified retrospective basis when the requirements become effective January 1, 2019. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements.

Note 3: Dispositions

During the six months ended June 30, 2018, we sold our interests in 12 consolidated hotels listed in the table below and received total gross proceeds of $387 million. We recognized a net gain of approximately $96 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was approximately $150 million. We recognized a net gain of approximately $108 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other gain, net in our condensed consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Hilton Rotterdam	Rotterdam, Netherlands	January 2018

Embassy Suites Portfolio(1)		February 2018
Embassy Suites by Hilton Kansas City Overland Park	Overland Park, Kansas
Embassy Suites by Hilton San Rafael Marin County	San Rafael, California
Embassy Suites by Hilton Atlanta Perimeter Center	Atlanta, Georgia

UK Portfolio(1)		February 2018
Hilton Blackpool	Blackpool, United Kingdom
Hilton Belfast	Belfast, United Kingdom
Hilton London Angel Islington	London, United Kingdom
Hilton Edinburgh Grosvenor	Edinburgh, United Kingdom
Hilton Coylumbridge	Aviemore, United Kingdom
Hilton Bath City	Bath, United Kingdom
Hilton Milton Keynes	Milton Keynes, United Kingdom

Hilton Durban	Durban, South Africa	February 2018

Hilton Berlin(2)	Berlin, Germany	May 2018

(1)	Hotels were sold as a portfolio.
(2)	Unconsolidated joint venture.

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2018	December 31, 2017(1)
	(in millions)
Land	$3,335	$3,364
Buildings and leasehold improvements	5,672	5,911
Furniture and equipment	937	966
Construction-in-progress	150	117
	10,094	10,358
Accumulated depreciation and amortization	(2,095)	(2,047)
	$7,999	$8,311

(1)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Depreciation of property and equipment, including capital lease assets, was $69 million and $72 million during the three months ended June 30, 2018 and 2017, respectively, and $139 million and $141 million during the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, property and equipment included approximately $1 million and $20 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $0 million and $10 million, respectively, of accumulated depreciation. Certain capital lease assets were disposed of in connection with the sale of our UK portfolio in February 2018.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton in Puerto Rico. We incurred $20 million of expenses and recognized a loss of $54 million for property and equipment that was damaged during the hurricanes during the year ended December 31, 2017. During the six months ended June 30, 2018, we incurred an additional $37 million of expenses, and based upon additional information obtained during the period, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an additional insurance receivable of $59 million.

Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles, in addition to loss of business. During the six months ended June 30, 2018, we received $43 million of insurance proceeds, of which $7 million relates to business interruption. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive income.  As of June 30, 2018, the insurance receivable, which is included within other assets in our condensed consolidated balance sheets, is $80 million.

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

	June 30, 2018	December 31, 2017
	(in millions)
Property and equipment, net	$224	$215
Cash and cash equivalents	9	14
Restricted cash	3	7
Accounts receivable, net	4	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	7	8
Due to hotel manager	1	1
Other liabilities	1	1

During the six months ended June 30, 2018 and 2017, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2018	December 31, 2017
		(in millions)
Hilton Berlin(1)	40%	$—	$33
Hilton San Diego Bayfront	25%	22	20
All others (7 hotels)	20% - 50%	34	31
		$56	$84

(1)	Disposed of in May 2018. Refer to Note 3: “Dispositions” for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $957 million and $962 million as of June 30, 2018 and December 31, 2017, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of June 30, 2018, were:

			Principal balance as of
	Interest Rate at June 30, 2018	Maturity Date	June 30, 2018	December 31, 2017
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.16%	2020 to 2026(2)	207	207
Term loan	L + 1.55%	December 2021	750	750
Revolving credit facility(3)	L + 1.60%	December 2021(2)	—	—
Capital lease obligations(4)	3.07%	2021 to 2022	1	16
			2,958	2,973
Less: unamortized deferred financing costs and discount			(11)	(12)
			$2,947	$2,961

(1)

In October 2016, we entered into a $725 million commercial mortgaged-back securities (“CMBS”) loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.
(3)	$1 billion available.
(4)	Capital lease obligations of $15 million were disposed of in connection with the sale of our UK portfolio in February 2018.

Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of June 30, 2018 and December 31, 2017, our condensed consolidated balance sheets included $13 million and $14 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2018 were:

Year	(in millions)
2018	$—
2019	—
2020	13
2021	751
2022	32
Thereafter	2,162
$2,958

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$706	$725	$721
HHV CMBS Loan	3	1,275	1,223	1,275	1,256
Term Loan	3	750	738	750	749
Mortgage loans	3	207	201	207	204

Note 8: Income Taxes

We are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT, for U.S. federal income tax purposes for our tax year ending December 31, 2017 and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 related to our REIT activities other than taxes associated with built-in gains related to our assets owned at the date of our spin-off.

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

H.R. 1, commonly referred to as The Tax Cuts and Jobs Act of 2017, (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; the one-time transition tax on foreign cash and unremitted earnings; and the treatment of global intangible low-taxed income for REIT gross income purposes. We have not completed the internal assessment for the tax effects of enactment of the Act; specifically, the analysis to determine the potential tax liability and deferred tax related to a potential sale of ancillary hotel furniture, fixtures, and equipment that may be sold in a like-kind exchange transaction was not able to be completed. Accordingly, Staff Accounting Bulletin 118, issued by the SEC, states that companies that are unable to calculate a reasonable estimate are able to record the adjustment to the tax provision as the information becomes available, but no later than one year from the enactment date. We intend to continue our analysis and recognize the effects of the provision through deferred taxes when the information is available and an assessment is made.

During the three and six months ended June 30, 2018, we recognized $13 million of income tax expense, which includes $4 million of built-in gain tax recognized on assets sold during the period. We recognized an income tax benefit for the three and six months ended June 30, 2017 of approximately $24 million and $2,312 million, respectively, primarily as a result of the derecognition of deferred tax liabilities associated with our intention to be taxed as a REIT.

Note 9: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2018, 6,140,981 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of June 30, 2018, 353,029 shares of common stock remain available for future issuance. For both the three months ended June 30, 2018 and 2017 we recognized $4 million of share-based compensation expense. For the six months ended June 30, 2018 and 2017 we recognized $8 million and $7 million, respectively, of share-based compensation expense. As of June 30, 2018, unrecognized compensation expense was $24 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	461,639	$26.47
Granted	309,351	26.47
Vested	(162,922)	26.48
Forfeited	(9,119)	26.13
Unvested at June 30, 2018	598,949	$26.47

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	371,557	$31.96
Granted	179,485	29.44
Vested	—	—
Forfeited	(11,060)	30.44
Unvested at June 30, 2018	539,982	$31.15

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.0%
Dividend yield(2)	—
Risk-free rate	2.4%
Expected term	2-3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$216	$112	$366	$2,462
Earnings allocated to participating securities	(1)	(1)	(1)	(6)
Net income attributable to stockholders net of earnings allocated to participating securities	$215	$111	$365	$2,456
Denominator:
Weighted average shares outstanding - basic	200	214	205	208
Unvested restricted shares	1	1	1	—
Net effect of shares issued with respect to E&P Dividend(1)	—	—	—	6
Weighted average shares outstanding - diluted	201	215	206	214

Basic EPS(2)	$1.07	$0.52	$1.77	$11.79
Diluted EPS(2)	$1.07	$0.52	$1.77	$11.48

(1)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(2)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not equal the EPS for the six months.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2018 and 2017, because their effect would have been anti-dilutive.

Note 11: Business Segment Information

As of June 30, 2018, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

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

The following table presents revenues for our consolidated hotels reconciled to our condensed consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Total consolidated hotel revenue	$714	$717	$1,365	$1,388
Other revenue	17	16	34	29
Total revenues	$731	$733	$1,399	$1,417

Hotel Adjusted EBITDA	$228	$213	$402	$393
Other revenue	17	16	34	29
Depreciation and amortization expense	(69)	(73)	(139)	(143)
Corporate general and administrative	(15)	(16)	(31)	(30)
Other expenses	(18)	(15)	(35)	(28)
Gain on sales of assets, net	7	—	96	—
Interest income	1	1	2	1
Interest expense	(31)	(31)	(62)	(61)
Equity in earnings from investments in affiliates	8	8	12	12
Loss on foreign currency transactions	(4)	(4)	(3)	(3)
Income tax (expense) benefit	(13)	19	(13)	2,300
Other gain (loss), net	108	(1)	108	(1)
Other items	(1)	(2)	(4)	(4)
Net income	$218	$115	$367	$2,465

The following table presents total assets for our consolidated hotels, reconciled to condensed consolidated amounts:

	June 30, 2018	December 31, 2017
	(in millions)
Consolidated hotels	$9,386	$9,623
All other	65	91
	$9,451	$9,714

Note 12: Commitments and Contingencies

We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to our two hotels in Key West Florida and the Caribe Hilton from Hurricanes Irma and Maria in September 2017 and the resulting loss of business. We have estimated the total amount of damages and insurance proceeds based on all information available to date. As a result, we have recognized a total loss of $16 million representing losses up to the amount of our deductibles; refer to Note 4: “Property and Equipment.” The amount of the loss for property damage and insurance proceeds could change as more information becomes available about the nature and extent of damage. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of June 30, 2018, we had outstanding commitments under third-party contracts of approximately $33 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. In addition, we are also involved in litigation that is not in the ordinary course of business, for which we are indemnified under the Distribution Agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2018 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 13: Subsequent Events

In July 2018, we received insurance proceeds of $45 million related to our claim for property damage and loss of business at the Caribe Hilton.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations, the expected completion of anticipated acquisitions and dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We hold investments in entities that have ownership or leasehold interests in 54 hotels, consisting of premium-branded hotels and resorts with over 32,000 rooms, of which over 87% are luxury and upper upscale and over 97% are located in the U.S. Luxury and upper upscale refers to luxury hotels and upper upscale hotels as defined by Smith Travel Research. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and a number of hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, and select suburban locations.

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

Outlook

The U.S. lodging industry benefited in the second quarter of 2018 from a positive macro-economic landscape overall, with continued improvements in Non-Residential Fixed Business Investment, a key indicator of RevPAR performance. Our ability to experience continued RevPAR growth in the remainder of 2018 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on macroeconomic factors, including consumer confidence, unemployment rates and gross domestic product growth, supply growth and increased popularity of online booking services and short-term lodging websites.

Recent Events

In May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was approximately $150 million. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Following the sale, we declared a special cash dividend of $0.45 per share, or approximately $90 million, paid on July 16, 2018 to stockholders of record as of June 29, 2018.

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

Of our 46 hotels that we consolidated as of June 30, 2018, 44 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village in 2017 to Hilton Grand Vacations (“HGV”) timeshare units, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of June 30, 2017 also exclude the 12 consolidated hotels that were sold in January and February 2018. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018(1)	2017(1)	2018(1)	2017(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$215	$193	$374	$352
Non-comparable Hotel Adjusted EBITDA	13	20	28	41
Hotel Adjusted EBITDA	$228	$213	$402	$393

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$218	$115	$367	$2,465
Depreciation and amortization expense	69	73	139	143
Interest income	(1)	(1)	(2)	(1)
Interest expense	31	31	62	61
Income tax expense (benefit)	13	(19)	13	(2,300)
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	5	7	12	12
EBITDA	335	206	591	380
Gain on sales of assets, net	(7)	—	(96)	—
Gain on sale of investments in affiliates(1)	(108)	—	(108)	—
Loss on foreign currency transactions	4	4	3	3
Transition expense	—	1	2	2
Severance expense	1	—	1	—
Share-based compensation expense	4	4	8	7
Other items	(1)	2	1	2
Adjusted EBITDA	228	217	402	394
Less: Adjusted EBITDA from investments in affiliates	14	15	26	24
Less: All other(2)	(14)	(11)	(26)	(23)
Hotel Adjusted EBITDA	$228	$213	$402	$393

(1)	Included in other gain (loss), net.
(2)	Includes other revenue and other expense, non-income taxes on REIT leases included in other property-level expense and corporate general and administrative expense.

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

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Net income attributable to stockholders	$216	$112	$366	$2,462
Depreciation and amortization expense	69	73	139	143
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Gain on sales of assets, net	(7)	—	(96)	—
Gain on sale of investments in affiliates(1)	(108)	—	(108)	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(8)	(8)	(12)	(12)
Pro rata FFO of investments in affiliates	10	10	20	18
NAREIT FFO attributable to stockholders	171	186	307	2,609
Loss on foreign currency transactions	4	4	3	3
Transition expense	—	1	2	2
Severance expense	1	—	1	—
Share-based compensation expense	4	4	8	7
Other items(2)	7	(22)	3	(2,310)
Adjusted FFO attributable to stockholders	$187	$173	$324	$311

NAREIT FFO per share - Diluted(3)	$0.85	$0.87	$1.49	$12.19
Adjusted FFO per share - Diluted(3)	$0.93	$0.81	$1.57	$1.45

(1)	Included in other gain (loss), net.
(2)

The three and six months ended June 30, 2017 includes the income tax benefits from the derecognition of deferred tax liabilities of $24 million and $2,312 million, respectively, associated with our intent to elect REIT status.

(3)	Per share amounts are calculated based on unrounded numbers.

Comparable Hotel Data

The following tables set forth data for our 2018 comparable hotels by geographic market as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017:

	As of June 30, 2018		Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$254.09	94.8%	$240.93	$250.44	93.1%	$233.22	3.3%
Northern California	6	4,279	245.96	90.3	222.07	226.73	87.2	197.67	12.3
Florida	6	3,294	209.78	82.2	172.52	201.57	85.9	173.18	(0.4)
Other	14	5,373	173.24	81.8	141.63	172.04	81.5	140.27	1.0
New Orleans	2	1,939	186.63	82.0	153.05	187.60	79.2	148.60	3.0
Chicago	4	2,743	204.25	84.3	172.10	195.41	80.8	157.82	9.0
New York	1	1,878	302.19	92.3	278.99	297.66	89.3	265.72	5.0
Southern California	4	1,304	170.81	85.0	145.13	173.52	88.9	154.25	(5.9)
Washington, D.C.	3	1,282	202.24	89.4	180.78	201.45	89.9	181.19	(0.2)
Total Domestic	41	24,952	$217.13	86.4%	$187.67	$210.58	85.6%	$180.15	4.2%
Total International	3	783	$158.74	75.1%	$119.19	$150.15	69.8%	$104.83	13.7%
All Markets	44	25,735	$215.58	86.1%	$185.58	$209.07	85.1%	$177.86	4.3%

	As of June 30, 2018		Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$255.43	94.3%	$240.84	$252.06	93.6%	$235.88	2.1%
Northern California	6	4,279	247.89	85.8	212.73	239.07	83.1	198.57	7.1
Florida	6	3,294	235.66	84.3	198.70	224.24	85.9	192.65	3.1
Other	14	5,373	168.24	79.3	133.44	166.83	79.4	132.43	0.8
New Orleans	2	1,939	192.34	79.1	152.24	192.32	77.1	148.32	2.6
Chicago	4	2,743	176.07	75.1	132.22	172.54	72.4	124.97	5.8
New York	1	1,878	276.10	83.9	231.58	271.24	83.3	225.86	2.5
Southern California	4	1,304	164.76	81.1	133.57	167.14	85.2	142.47	(6.3)
Washington, D.C.	3	1,282	190.63	77.9	148.53	192.79	81.6	157.38	(5.6)
Total Domestic	41	24,952	$214.62	82.7%	$177.47	$210.20	82.3%	$172.95	2.6%
Total International	3	783	$165.28	70.7%	$116.89	$156.63	67.1%	$105.10	11.2%
All Markets	44	25,735	$213.33	82.3%	$175.63	$208.86	81.8%	$170.89	2.8%

During the three and six months ended June 30, 2018, our comparable hotels experienced RevPAR growth of 4.3% and 2.8%, as compared to the three and six months ended June 30, 2017, respectively. The overall increase in RevPAR was a result of both increases in occupancy and ADR at our Northern California, Hawaii, Chicago, and New York hotels during those periods, primarily attributable to increases in group business at urban and resort hotels in these markets. The overall increase in RevPAR for our comparable hotels during both periods was partially offset by a decline in RevPAR for our Southern California hotels primarily from renovation displacement at the Hilton Santa Barbara Beachfront Resort; these renovations were completed in April 2018. Additionally, during the six months ended June 30, 2018, our Washington, D.C. hotels experienced a decline in RevPAR from weaker transient demand in 2018 due to the inauguration occurring in 2017, contributing to decreases in both ADR and occupancy.

The following tables set forth data for our 2018 comparable hotels by hotel type as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017:

	As of June 30, 2018		Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	9	6,728	$234.34	85.6%	$200.66	$229.77	87.5%	$201.11	(0.2)%
Urban	12	10,216	$237.39	86.2	$204.59	227.24	83.6	189.91	7.7
Airport	13	6,355	$174.40	87.3	$152.24	170.31	86.1	146.57	3.9
Suburban	10	2,436	$180.35	83.8	$151.11	176.01	82.0	144.38	4.7
All Types	44	25,735	$215.58	86.1%	$185.58	$209.07	85.1%	$177.86	4.3%

	As of June 30, 2018		Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	9	6,728	$246.04	85.8%	$211.08	$239.52	87.4%	$209.34	0.8%
Urban	12	10,216	228.99	79.7	182.58	224.48	78.3	175.80	3.9
Airport	13	6,355	167.40	84.3	141.18	163.67	83.6	136.75	3.2
Suburban	10	2,436	176.39	78.4	138.31	173.55	76.6	132.97	4.0
All Types	44	25,735	$213.33	82.3%	$175.63	$208.86	81.8%	$170.89	2.8%

During the three and six months ended June 30, 2018, our urban hotels experienced RevPAR growth primarily related to an increase in group business at our hotels in San Francisco. Our airport and suburban hotels experienced RevPAR growth for both the three and six months ended June 30, 2018, attributable to increases in both ADR and occupancy.  Our resort hotels experienced a RevPAR decline for the three months ended June 30, 2018, primarily due to the renovation displacement at the Hilton Santa Barbara Beachfront Resort. Our resort hotels had an increase in RevPAR for the six months ended June 30, 2018 due to an increase in ADR, offset by the renovation displacement.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions. During the six months ended June 30, 2018, we sold 12 consolidated hotels and one hotel owned by unconsolidated affiliates. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, the results of operations during our period of ownership of the sold consolidated hotels are included within non-comparable revenues and operating expenses.

•

Hurricane Maria: As a result of Hurricane Maria in September 2017, the Caribe Hilton sustained significant damage and is expected to be closed for most of 2018. While the results of operations are included within non-comparable revenues and operating expenses, the closure has resulted in a reduction in hotel revenues and expenses for the three and six months ended June 30, 2018 compared to the same period in 2017.

Revenue

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$435	$418	4.1%	$818	$797	2.6%
Non-comparable rooms revenue	16	51	(68.6)	51	104	(51.0)
Total rooms revenue	$451	$469	(3.8)%	$869	$901	(3.6)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” For the three and six months ended June 30, 2018 and 2017, non-comparable rooms revenue decreased $35 million and $53 million, respectively, compared to the same period in 2017 primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$196	$178	10.1%	$362	$350	3.4%
Non-comparable food and beverage revenue	9	22	(59.1)	26	42	(38.1)
Total food and beverage revenue	$205	$200	2.5%	$388	$392	(1.0)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

During the three and six months ended June 30, 2018 comparable food and beverage revenue increased $18 million and $12 million, respectively, compared to the same period in 2017 primarily due to increases in banquet and catering revenues as a result of increased group business. For the three and six months ended June 30, 2018, food and beverage revenues at our non-comparable hotels decreased $13 million and $16 million, respectively, primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Ancillary hotel

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$42	$38	10.5%	$85	$75	13.3%
Non-comparable ancillary hotel revenue	16	10	60.0	23	20	15.0
Total ancillary hotel revenue	$58	$48	20.8%	$108	$95	13.7%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

During the three and six months ended June 30, 2018, comparable ancillary hotel revenues increased $4 million and $10 million, respectively, compared to the same period in 2017 primarily due to increases in resort and parking fees. During the three and six months ended June 30, 2018, ancillary hotel revenue at our non-comparable hotels increased as a result of the receipt of $7 million in business interruption insurance proceeds at the Caribe Hilton offset by a decrease in ancillary hotel revenue from assets sold in 2018.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Laundry revenue	$3	$3	—%	$6	$6	—%
Support service revenue	14	13	7.7	28	23	21.7
Total other revenue	$17	$16	6.3%	$34	$29	17.2%

During the six months ended June 30, 2018, support service revenue increased $5 million, compared to the same period in 2017, primarily due to an increase in the number of timeshare units for which we provide services.

Operating Expenses

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$108	$104	3.8%	$210	$203	3.4%
Non-comparable rooms expense	4	14	(71.4)	14	28	(50.0)
Total rooms expense	$112	$118	(5.1)%	$224	$231	(3.0)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

During the three and six months ended June 30, 2018, non-comparable rooms expense decreased $10 million and $14 million, respectively, as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$124	$116	6.9%	$238	$231	3.0%
Non-comparable food and beverage expense	7	16	(56.3)	19	32	(40.6)
Total food and beverage expense	$131	$132	(0.8)%	$257	$263	(2.3)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

During the three and six months ended June 30, 2018, comparable food and beverage expense increased $8 million and $7 million, respectively, compared to the same period in 2017 primarily due to increases in banquet and catering expenses as a result of the increased group food and beverage business. Food and beverage at our non-comparable hotels for the three and six months ended June 30, 2018 decreased $9 million and $13 million, respectively, primarily as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Other departmental and support

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$145	$141	2.8%	$284	$281	1.1%
Non-comparable other departmental and support expense	10	25	(60.0)	27	49	(44.9)
Total other departmental and support expense	$155	$166	(6.6)%	$311	$330	(5.8)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

During the three and six months ended June 30, 2018, our non-comparable hotel other departmental and support expense decreased $15 million and $22 million, respectively, primarily from our asset sales and the closure of the Caribe Hilton.

Other property-level

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$48	$47	2.1%	$97	$93	4.3%
Non-comparable other property-level expense	2	4	(50.0)	6	9	(33.3)
Total other property-level expense	$50	$51	(2.0)%	$103	$102	1.0%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

Management and franchise fees

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable management and franchise fees expense	$37	$35	5.7%	$67	$64	4.7%
Non-comparable management and franchise fees expense	2	4	(50.0)	5	9	(44.4)
Total management and franchise fees expense	$39	$39	—	$72	$73	(1.4)%

(1)	Based on our 2018 comparable hotels as of June 30, 2018.

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$10	$11	(9.1)%	$20	$21	(4.8)%
Share-based compensation expense	4	4	—	8	7	14.3
Transition expense	—	1	(100.0)	2	2	—
Severance expense	1	0	NM (1)	1	0	NM (1)
Total corporate general and administrative	$15	$16	(6.3)%	$31	$30	3.3%

(1)	Percentage change is not meaningful.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Laundry expense	$5	$3	66.7%	$9	$7	28.6%
Support services expense	13	12	8.3	26	21	23.8
Total other	$18	$15	20.0%	$35	$28	25.0%

During the six months ended June 30, 2018, support services expense increased $5 million primarily due to increased costs resulting from an increase in the number of timeshare units for which we provide services.

Gain on sales of assets, net

During the six months ended June 30, 2018, we recognized a gain of $96 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Non-operating Income and Expenses

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$42	$42	—%
Mortgage Loans	2	2	—	4	4	—
Term Loan	6	5	20.0	12	9	33.3
Other	2	3	(33.3)	4	6	(33.3)
Total interest expense	$31	$31	—%	$62	$61	1.6%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

Other gain, net

During the six months ended June 30, 2018, we recognized a net gain of $108 million, which is net of the reclassification of an $8 million currency translation adjustment from accumulated other comprehensive loss into earnings, concurrent with the sale of our interests in the unconsolidated affiliates that owned the Hilton Berlin. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Income tax (expense) benefit

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Income tax (expense) benefit	(13)	19	(168.4)%	(13)	2,300	(100.6)%

Income tax expense for the three and six months ended June 30, 2018, includes the recognition of $4 million of built-in gain tax recognized on the hotels disposed of during 2018, beyond that of our previously recognized deferred tax liabilities, and income tax liabilities associated with our taxable operations. Our income tax benefit during the three and six months ended June 30, 2017 was primarily a result of the derecognition of approximately $24 million and $2,312 million, respectively, of deferred tax liabilities associated with our intention to be taxed as a REIT.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had total cash and cash equivalents of $438 million, including $17 million of restricted cash. Restricted cash consists of cash restricted as to use by our debt agreements. Approximately $175 million of this cash was used to pay dividends in July 2018, including the special dividend resulting from the sale of the Hilton Berlin, see “— Recent Events.”

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

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and capital expenditures for the foreseeable future. Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2018	2017	Percent Change
	(in millions)
Net cash provided by operating activities	$148	$274	(46.0)%
Net cash provided by (used in) investing activities	467	(86)	NM(1)
Net cash used in financing activities	(555)	(215)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $126 million decrease in net cash provided by operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to decreases in working capital resulting from the timing of payments to our hotel manager and other vendors as well as receipts from our customers.

Investing Activities

The $553 million increase in net cash provided by investing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was a result of the $518 million in net proceeds from the sale of 13 hotels and $35 million of insurance proceeds received for property damage claims; see Note 3: “Dispositions” and Note 4: “Property and Equipment” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Financing Activities

The $340 million increase in net cash used in financing activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million.

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

We declared or paid the following dividends to holders of our common stock during 2018:

Record Date	Payment Date	Dividend per Share
March 30, 2018	April 16, 2018	$0.43
June 29, 2018	July 16, 2018	$0.43
June 29, 2018	July 16, 2018 (1)	$0.45
September 28, 2018	October 15, 2018	$0.43

(1)	We utilized a portion of the net proceeds from the sale of the Hilton Berlin to declare a special cash dividend of $0.45 per share, or approximately $90 million.

Debt

As of June 30, 2018, our total indebtedness was approximately $3 billion, excluding approximately $234 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2018 included construction contract commitments of approximately $33 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect our future income, cash flows and fair value, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates or foreign exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Our largest net foreign currency exposures as of December 31, 2017 were to the euro and British pound. Subsequent to the sale of seven of our eight hotels located in the United Kingdom and two of our hotels located in the Netherlands and Germany during 2018, our foreign currency exposure to the British pound and euro was significantly reduced. As June 30, 2018, our largest net foreign currency exposures was to the Brazilian real.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

On February 5, 2018, we, along with Hilton and related individuals, were named in a claim in the High Court of Justice in England and Wales filed by Top Zinc Limited, the alleged ultimate parent company for landlord entities of ten Hilton hotels retained by Hilton as part of the spin-off. We are the guarantor on the applicable leases for these hotels. The claim alleged damages in excess of £90 million from breach of lease obligations, collusion by Hilton and other parties to destroy the claimant’s equity in assets and unlawful interference in a sale process. The claim was formally served in May 2018 and was being defended. On July 24, 2018, Top Zinc Limited filed a notice of discontinuance, voluntarily dismissing without prejudice all claims as to the defendants, and Top Zinc Limited will be discussing with defendants the settlement of the fees and costs related to this claim. Further related to this claim, Park is the subject of an application in the Southern District of New York for discovery/depositions; however, in light of the discontinuance of the related claim in the High Court of Justice in England and Wales, Park expects that this application will also be discontinued in the Southern District of New York. In a related matter, on May 12, 2016, we, along with certain tenant entities, were named as defendant in a suit filed by the landlord entities of these hotels in the High Court of Justice in England and Wales seeking either an order for specific performance for work to be performed on the hotels or to collect £113 million in damages plus litigation costs related to alleged failure to keep the assets in the condition required by the applicable leases. On July 30, 2018, the claim was discontinued by the relevant claimants for the Hilton London Kensington, resulting in the ongoing claim in respect to the nine other hotels that is still being defended being worth some amount less than the original alleged damages of £113 million.

Because the assets were retained by Hilton as part of the spin-off, any associated liabilities with respect to these matters are expected to be fully indemnified by Hilton pursuant to the Distribution Agreement. See “Spin-off Related Agreements—Distribution Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2017. To date, we have not incurred any costs or losses related to either of these matters and do not anticipate incurring any losses.

Item 1A. Risk Factors.

As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Park Hotels & Resorts Inc.

Date: August 2, 2018	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 2, 2018	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)