Form 10-Q
period 2018-09-30
Park Hotels & Resorts Inc.
filed 2018-11-02
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock outstanding on October 26, 2018 was 201,213,208.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$7,974	$8,311
Assets held for sale, net	—	37
Investments in affiliates	53	84
Goodwill	607	606
Intangibles, net	26	41
Cash and cash equivalents	399	364
Restricted cash	16	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	176	125
Prepaid expenses	62	48
Other assets	42	83
TOTAL ASSETS (variable interest entities - $246 and $240)	$9,355	$9,714
LIABILITIES AND EQUITY
Liabilities
Debt	$2,948	$2,961
Accounts payable and accrued expenses	198	215
Due to hotel manager	116	141
Due to Hilton Grand Vacations	135	138
Deferred income tax liabilities	32	65
Other liabilities	198	232
Total liabilities (variable interest entities - $216 and $217)	3,627	3,752
Commitments and contingencies - refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,260,724 shares issued and 201,168,698 shares outstanding as of September 30, 2018 and 214,873,778 shares issued and 214,845,244 shares outstanding as of December 31, 2017	2	2
Additional paid-in capital	3,585	3,825
Retained earnings	2,196	2,229
Accumulated other comprehensive loss	(9)	(45)
Total stockholders' equity	5,774	6,011
Noncontrolling interests	(46)	(49)
Total equity	5,728	5,962
TOTAL LIABILITIES AND EQUITY	$9,355	$9,714

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Rooms	$429	$460	$1,298	$1,361
Food and beverage	144	160	532	552
Ancillary hotel	60	50	168	145
Other	19	18	53	47
Total revenues	652	688	2,051	2,105

Operating expenses
Rooms	113	119	337	350
Food and beverage	111	120	368	383
Other departmental and support	157	162	468	492
Other property-level	54	55	157	157
Management and franchise fees	32	34	104	107
Casualty (gain) loss and impairment loss, net	(1)	2	(1)	2
Depreciation and amortization	69	74	208	217
Corporate general and administrative	16	15	47	45
Other	19	18	54	46
Total expenses	570	599	1,742	1,799

Gain on sales of assets, net	2	—	98	—

Operating income	84	89	407	306

Interest income	2	1	4	2
Interest expense	(32)	(32)	(94)	(93)
Equity in earnings from investments in affiliates	4	6	16	18
Loss on foreign currency transactions	(1)	(1)	(4)	(4)
Other (loss) gain, net	(2)	(2)	106	(3)

Income before income taxes	55	61	435	226
Income tax benefit (expense)	—	44	(13)	2,344
Net income	55	105	422	2,570
Net income attributable to noncontrolling interests	(3)	(2)	(4)	(5)
Net income attributable to stockholders	$52	$103	$418	$2,565

Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $1, $0, $2, and $0	(1)	8	36	22
Total other comprehensive (loss) income	(1)	8	36	22

Comprehensive income	$54	$113	$458	$2,592
Comprehensive income attributable to noncontrolling interests	(3)	(2)	(4)	(5)
Comprehensive income attributable to stockholders	$51	$111	$454	$2,587

Earnings per share:
Earnings per share - Basic	$0.26	$0.48	$2.04	$12.16
Earnings per share - Diluted	$0.26	$0.48	$2.04	$11.94

Weighted average shares outstanding - Basic	200	214	204	210
Weighted average shares outstanding - Diluted	201	215	205	214
			.
Dividends declared per common share	$0.43	$0.43	$1.74	$1.29

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net income	$422	$2,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208	217
Gain on sales of assets, net	(98)	—
Casualty (gain) loss and impairment loss, net	(1)	—
Equity in earnings from investments in affiliates	(16)	(18)
Loss on foreign currency transactions	4	4
Other (gain) loss, net	(106)	3
Share-based compensation expense	12	11
Amortization of deferred financing costs	3	3
Distributions from unconsolidated affiliates	12	14
Deferred income taxes	(3)	(2,360)
Changes in operating assets and liabilities	(142)	14
Net cash provided by operating activities	295	458
Investing Activities:
Capital expenditures for property and equipment	(133)	(125)
Proceeds from asset dispositions, net	369	—
Proceeds from the sale of investments in affiliates, net	150	—
Insurance proceeds for property damage claims	87	—
Investments in affiliates	—	(1)
Distributions from unconsolidated affiliates	—	1
Net cash provided by (used in) investing activities	473	(125)
Financing Activities:
Dividends paid	(379)	(294)
Distributions to noncontrolling interests	(1)	(3)
Tax withholdings on share-based compensation	(2)	(2)
Repurchase of common stock	(348)	—
Net transfers to Parent	—	(9)
Net cash used in financing activities	(730)	(308)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2)	2
Net increase in cash and cash equivalents and restricted cash	36	27
Cash and cash equivalents and restricted cash, beginning of period	379	350
Cash and cash equivalents and restricted cash, end of period	$415	$377

Supplemental Disclosures
Non-cash investing activities:
Transfer of property and equipment to Hilton Grand Vacations	$3	$4
Non-cash financing activities:
Dividends paid in stock	$—	$441
Dividends declared but unpaid	86	92

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation, net	—	—	3	—	—	—	3
Net income (loss)	—	—	—	150	—	(1)	149
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents	—	—	—	(88)	—	—	(88)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Balance as of March 31, 2018	201	2	3,578	2,193	(8)	(50)	5,715
Share-based compensation, net	—	—	3	—	—	—	3
Net income	—	—	—	216	—	2	218
Dividends and dividend equivalents	—	—	—	(178)	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2018	201	2	3,581	2,231	(8)	(49)	5,757
Share-based compensation, net	—	—	4	—	—	—	4
Net income	—	—	—	52	—	3	55
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Dividends and dividend equivalents	—	—	—	(87)	—	—	(87)
Distributions to noncontrolling interests	—	—	—	—	—	—	—
Balance as of September 30, 2018	201	$2	$3,585	$2,196	$(9)	$(46)	$5,728

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(9)	—	(9)
Issuance of common stock and reclassification of former Parent investment	198	2	3,928	—	—	(3,930)	—	—
Share-based compensation, net	—	—	2	—	—	—	—	2
Net income	—	—	—	2,350	—	—	—	2,350
Other comprehensive income	—	—	—	—	7	—	—	7
Dividends and dividend equivalents	16	—	(110)	(92)	—	—	—	(202)
Balance as of March 31, 2017	214	2	3,820	2,258	(60)	—	(49)	5,971
Share-based compensation, net	1	—	3	—	—	—	—	3
Net income	—	—	—	112	—	—	3	115
Other comprehensive income	—	—	—	—	7	—	—	7
Dividends and dividend equivalents	—	—	—	(93)	—	—	—	(93)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of June 30, 2017	215	2	3,823	2,277	(53)	—	(48)	6,001
Net transfers to Parent	—	—	—	—	—	—	—	—
Share-based compensation, net	—	—	4	—	—	—	—	4
Net income	—	—	—	103	—	—	2	105
Other comprehensive income	—	—	—	—	8	—	—	8
Dividends and dividend equivalents	—	—	—	(94)	—	—	—	(94)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2017	215	$2	$3,827	$2,286	$(45)	$—	$(47)	$6,023

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

For U.S. federal income tax purposes, we are taxed as a real estate investment trust (“REIT”). We are currently, and expect to continue to be, organized and operate in a REIT qualified manner. From the spin-off date, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, holds all of our assets and conducts all of our operations. We own 100% of the interests in our Operating Company.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2017.

Recently Issued Accounting Pronouncements

Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the statement of financial position. We anticipate recognizing a right of use asset and corresponding lease obligation liability for our long-term leases that are currently accounted for as operating leases. We anticipate electing certain practical expedients that will allow us to utilize historical lease classifications and electing an accounting policy to continue accounting for leases with an initial term of 12 months or less under existing guidance for operating leases. We will adopt the ASU on a modified retrospective basis when the requirements become effective January 1, 2019. We continue to evaluate the effect that the ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which adds recognition, measurement, and disclosure guidance on implementation costs of cloud computing arrangements (“CCA”). Implementation costs incurred by customers in CCAs are deferred if they would be capitalized by customers in software license arrangements under the existing internal-use software guidance. The provisions of this ASU will become effective on January 1, 2020 and may be applied either on a retrospective or prospective basis and early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which removes, modifies, and adds fair value disclosure requirements, including a new requirement to disclose the range and weighted average of significant observable inputs used to develop Level 3 fair value measurements. Certain disclosures are required to be adopted on a retrospective basis and others on a prospective basis. Although early adoption is permitted, we expect to adopt the new disclosure requirement for significant observable inputs for Level 3 fair value measurements when they become effective in January 1, 2020. This ASU is not expected to have a material effect on our consolidated financial statements.

Note 3: Dispositions

During the nine months ended September 30, 2018, we sold our interests in the 12 consolidated hotels listed in the table below and received total gross proceeds of $379 million. We recognized a net gain of approximately $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was $151 million. We recognized a net gain of approximately $107 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other (loss) gain, net in our condensed consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Hilton Rotterdam	Rotterdam, Netherlands	January 2018

Embassy Suites Portfolio(1)		February 2018
Embassy Suites by Hilton Kansas City Overland Park	Overland Park, Kansas
Embassy Suites by Hilton San Rafael Marin County	San Rafael, California
Embassy Suites by Hilton Atlanta Perimeter Center	Atlanta, Georgia

UK Portfolio(1)		February 2018
Hilton Blackpool	Blackpool, United Kingdom
Hilton Belfast	Belfast, United Kingdom
Hilton London Angel Islington	London, United Kingdom
Hilton Edinburgh Grosvenor	Edinburgh, United Kingdom
Hilton Coylumbridge	Aviemore, United Kingdom
Hilton Bath City	Bath, United Kingdom
Hilton Milton Keynes	Milton Keynes, United Kingdom

Hilton Durban	Durban, South Africa	February 2018

Hilton Berlin(2)	Berlin, Germany	May 2018

(1)	Hotels were sold as a portfolio.
(2)	Unconsolidated joint venture.

Note 4: Property and Equipment

Property and equipment were:

	September 30, 2018	December 31, 2017(1)
	(in millions)
Land	$3,333	$3,364
Buildings and leasehold improvements	5,705	5,911
Furniture and equipment	971	966
Construction-in-progress	125	117
	10,134	10,358
Accumulated depreciation and amortization	(2,160)	(2,047)
	$7,974	$8,311

(1)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Depreciation of property and equipment, including capital lease assets, was $66 million and $72 million during the three months ended September 30, 2018 and 2017, respectively, and $205 million and $213 million during the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, property and equipment included approximately $1 million and $20 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $0 million and $10 million, respectively, of accumulated depreciation. Certain capital lease assets were disposed of in connection with the sale of our UK portfolio in February 2018.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton in Puerto Rico. We incurred $20 million of expenses and recognized a loss of $54 million for property and equipment that was damaged during the hurricanes during the year ended December 31, 2017. During the nine months ended September 30, 2018, we incurred an additional $32 million of expenses, and based upon additional information, we recognized an additional loss of $22 million during the first quarter for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an additional insurance receivable of $54 million during the nine months ended September 30, 2018.

Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles, in addition to loss of business. During the nine months ended September 30, 2018, we received $108 million of insurance proceeds, of which $15 million relates to business interruption and $6 million relates to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive income.  As of September 30, 2018, the insurance receivable, which is included within other assets in our condensed consolidated balance sheets, is $23 million.

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

	September 30, 2018	December 31, 2017
	(in millions)
Property and equipment, net	$222	$215
Cash and cash equivalents	16	14
Restricted cash	1	7
Accounts receivable, net	6	2
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	8	8
Due to hotel manager	—	1
Other liabilities	1	1

During the nine months ended September 30, 2018 and 2017, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	September 30, 2018	December 31, 2017
		(in millions)
Hilton Berlin(1)	40%	$—	$33
Hilton San Diego Bayfront	25%	20	20
All others (7 hotels)	20% - 50%	33	31
		$53	$84

(1)	Disposed of in May 2018. Refer to Note 3: “Dispositions” for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $956 million and $962 million as of September 30, 2018 and December 31, 2017, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of September 30, 2018, were:

			Principal balance as of
	Interest Rate at September 30, 2018	Maturity Date	September 30, 2018	December 31, 2017
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.18%	2020 to 2026(2)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(3)	L + 1.50%	December 2021(2)	—	—
Capital lease obligations(4)	3.07%	2021 to 2022	1	16
			2,958	2,973
Less: unamortized deferred financing costs and discount			(10)	(12)
			$2,948	$2,961

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

Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of September 30, 2018 and December 31, 2017, our condensed consolidated balance sheets included $16 million and $14 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2018 were:

Year	(in millions)
2018	$—
2019	—
2020	13
2021	751
2022	32
Thereafter	2,162
$2,958

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$705	$725	$721
HHV CMBS Loan	3	1,275	1,219	1,275	1,256
Term Loan	3	750	751	750	749
Mortgage loans	3	207	199	207	204

Note 8: Income Taxes

We are a REIT for U.S. federal income tax purposes and we expect to continue to be organized and operate so as to continue to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 related to our REIT activities other than taxes associated with built-in gains related to our assets owned at the date of our spin-off.

We are and will continue to be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

H.R. 1, commonly referred to as The Tax Cuts and Jobs Act of 2017, (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; the one-time transition tax on foreign cash and unremitted earnings; and the treatment of global intangible low-taxed income for REIT gross income purposes. We have not completed the internal assessment for the tax effects of enactment of the Act; specifically, the analysis to determine the potential tax liability and deferred tax related to a potential sale of ancillary hotel furniture, fixtures, and equipment that may be sold in a like-kind exchange transaction was not able to be completed. Accordingly, Staff Accounting Bulletin 118, issued by the SEC, states that companies that are unable to calculate a reasonable estimate are able to record the adjustment to the tax provision as the information becomes available, but no later than one year from the enactment date. We intend to continue our analysis and expect to recognize the effects of the provision through deferred taxes during the fourth quarter of 2018.

During the nine months ended September 30, 2018, we recognized $13 million of income tax expense, which includes $6 million of built-in gain tax recognized on assets sold during the period. We recognized an income tax benefit for the three and nine months ended September 30, 2017 of approximately $48 million and $2,360 million, respectively, primarily as a result of the derecognition of deferred tax liabilities associated with our election to be taxed as a REIT.

Note 9: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of September 30, 2018, 6,016,487 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of September 30, 2018, 349,793 shares of common stock remain available for future issuance. For both the three months ended September 30, 2018 and 2017, we recognized $4 million of share-based compensation expense. For the nine months ended September 30, 2018 and 2017, we recognized $12 million and $11 million, respectively, of share-based compensation expense. As of September 30, 2018, unrecognized compensation expense was $20 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	461,639	$26.47
Granted	318,832	26.68
Vested	(210,045)	26.68
Forfeited	(10,891)	26.13
Unvested at September 30, 2018	559,535	$26.51

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	371,557	$31.96
Granted	179,774	29.47
Vested	—	—
Forfeited	(11,060)	30.44
Unvested at September 30, 2018	540,271	$31.16

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	20.0% - 24.0%
Dividend yield(2)	—
Risk-free rate	2.4% - 2.7%
Expected term	3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$52	$103	$418	$2,565
Earnings allocated to participating securities	—	(1)	(1)	(7)
Net income attributable to stockholders net of earnings allocated to participating securities	$52	$102	$417	$2,558
Denominator:
Weighted average shares outstanding - basic	200	214	204	210
Unvested restricted shares	1	1	1	—
Net effect of shares issued with respect to E&P Dividend(1)	—	—	—	4
Weighted average shares outstanding - diluted	201	215	205	214

Basic EPS(2)	$0.26	$0.48	$2.04	$12.16
Diluted EPS(2)	$0.26	$0.48	$2.04	$11.94

(1)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(2)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented; therefore, the sum of the quarterly EPS does not equal the EPS for the nine months.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2018 and 2017, because their effect would have been anti-dilutive.

Note 11: Business Segment Information

As of September 30, 2018, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

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

The following table presents revenues for our consolidated hotels reconciled to our condensed consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Total consolidated hotel revenue	$633	$670	$1,998	$2,058
Other revenues	19	18	53	47
Total revenues	$652	$688	$2,051	$2,105

Hotel Adjusted EBITDA	$171	$183	$573	$576
Other revenues	19	18	53	47
Casualty gain (loss) and impairment loss, net	1	(2)	1	(2)
Depreciation and amortization expense	(69)	(74)	(208)	(217)
Corporate general and administrative expense	(16)	(15)	(47)	(45)
Other expenses	(19)	(18)	(54)	(46)
Gain on sales of assets, net	2	—	98	—
Interest income	2	1	4	2
Interest expense	(32)	(32)	(94)	(93)
Equity in earnings from investments in affiliates	4	6	16	18
Loss on foreign currency transactions	(1)	(1)	(4)	(4)
Income tax benefit (expense)	—	44	(13)	2,344
Other (loss) gain, net	(2)	(2)	106	(3)
Other items	(5)	(3)	(9)	(7)
Net income	$55	$105	$422	$2,570

The following table presents total assets for our consolidated hotels, reconciled to condensed consolidated amounts:

	September 30, 2018	December 31, 2017
	(in millions)
Consolidated hotels	$9,293	$9,623
All other	62	91
	$9,355	$9,714

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

As of September 30, 2018, we had outstanding commitments under third-party contracts of approximately $31 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. In addition, we are also involved in litigation that is not in the ordinary course of business, for which we are indemnified under the Distribution Agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2018 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

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

Outlook

The U.S. lodging industry benefited in the third quarter of 2018 from a positive macro-economic landscape overall, with second quarter of 2018 gross domestic product (“GDP”) increasing 4.2%, coupled with continued improvements in Non-Residential Fixed Business Investment, a key indicator of RevPAR performance. Our ability to experience continued RevPAR growth in the remainder of 2018 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on macroeconomic factors, including consumer confidence, unemployment rates and GDP growth, supply growth and increased popularity of online booking services and short-term lodging websites.

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

Of our 46 hotels that we consolidated as of September 30, 2018, 44 hotels have been classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village to Hilton Grand Vacations timeshare units, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of September 30, 2017 also exclude the 12 consolidated hotels that were sold in January and February 2018. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018(1)	2017(1)	2018(1)	2017(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$166	$162	$540	$514
Non-comparable Hotel Adjusted EBITDA	5	21	33	62
Hotel Adjusted EBITDA	$171	$183	$573	$576

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$55	$105	$422	$2,570
Depreciation and amortization expense	69	74	208	217
Interest income	(2)	(1)	(4)	(2)
Interest expense	32	32	94	93
Income tax (benefit) expense	—	(44)	13	(2,344)
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	8	6	20	18
EBITDA	162	172	753	552
Gain on sales of assets, net	(2)	—	(98)	—
Loss (gain) on sale of investments in affiliates(1)	1	—	(107)	—
Loss on foreign currency transactions	1	1	4	4
Transition expense	1	3	3	5
Severance expense	1	—	2	—
Share-based compensation expense	4	3	12	10
Casualty (gain) loss and impairment loss, net	(1)	2	(1)	2
Other items	1	2	2	4
Adjusted EBITDA	168	183	570	577
Less: Adjusted EBITDA from investments in affiliates	10	11	36	35
Less: All other(2)	(13)	(11)	(39)	(34)
Hotel Adjusted EBITDA	$171	$183	$573	$576

(1)	Included in other (loss) gain, net.
(2)	Includes other revenues and other expenses, non-income taxes on REIT leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Net income attributable to stockholders	$52	$103	$418	$2,565
Depreciation and amortization expense	69	74	208	217
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sales of assets, net	(2)	—	(98)	—
Loss (gain) on sale of investments in affiliates(1)	1	—	(107)	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(4)	(6)	(16)	(18)
Pro rata FFO of investments in affiliates	8	8	28	26
NAREIT FFO attributable to stockholders	123	178	430	2,787
Loss on foreign currency transactions	1	1	4	4
Casualty (gain) loss, net	(1)	2	(1)	2
Transition expense	1	3	3	5
Severance expense	1	—	2	—
Share-based compensation expense	4	3	12	10
Other items(2)	3	(46)	6	(2,356)
Adjusted FFO attributable to stockholders	$132	$141	$456	$452

NAREIT FFO per share - Diluted(3)	$0.61	$0.83	$2.10	$13.00
Adjusted FFO per share - Diluted(3)	$0.65	$0.66	$2.23	$2.11

(1)	Included in other (loss) gain, net.
(2)

The three and nine months ended September 30, 2017 includes the income tax benefit from the derecognition of deferred tax liabilities of $48 million and $2,360 million, respectively, associated with our intent to elect REIT status.

(3)	Per share amounts are calculated based on unrounded numbers.

Comparable Hotel Data

The following tables set forth data for our 2018 comparable hotels by geographic market as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017:

	As of September 30, 2018		Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$274.09	94.9%	$260.14	$271.44	95.7%	$259.74	0.2%
Northern California	6	4,279	256.75	91.8	235.72	242.83	91.5	222.15	6.1
Florida	6	3,294	168.71	72.5	122.35	164.75	75.2	123.93	(1.3)
Other	14	5,373	174.01	80.5	140.07	171.87	79.6	136.82	2.4
New Orleans	2	1,939	142.97	70.9	101.42	139.75	70.8	98.94	2.5
Chicago	4	2,743	196.13	83.3	163.44	183.22	82.8	151.82	7.7
New York	1	1,878	275.98	93.1	256.95	289.84	88.9	257.62	(0.3)
Southern California	4	1,304	193.72	91.3	176.90	185.48	91.3	169.36	4.5
Washington, D.C.	3	1,282	160.38	78.9	126.53	166.92	81.4	135.90	(6.9)
Total Domestic	41	24,952	$211.20	84.0%	$177.49	$206.52	84.0%	$173.46	2.3%
Total International	3	783	$139.56	77.5%	$108.11	$127.05	71.6%	$90.94	18.9%
All Markets	44	25,735	$209.19	83.8%	$175.38	$204.45	83.6%	$170.96	2.6%

	As of September 30, 2018		Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$261.75	94.5%	$247.35	$258.69	94.3%	$243.92	1.4%
Northern California	6	4,279	251.01	87.8	220.48	240.42	85.9	206.52	6.8
Florida	6	3,294	215.29	80.3	172.97	205.89	82.3	169.47	2.1
Other	14	5,373	170.20	79.7	135.68	168.53	79.4	133.91	1.3
New Orleans	2	1,939	176.89	76.4	135.11	175.59	75.0	131.68	2.6
Chicago	4	2,743	183.30	77.9	142.74	176.47	76.0	134.02	6.5
New York	1	1,878	276.06	87.0	240.12	277.77	85.2	236.56	1.5
Southern California	4	1,304	175.31	84.5	148.17	173.61	87.3	151.53	(2.2)
Washington, D.C.	3	1,282	180.35	78.2	141.12	184.08	81.5	150.14	(6.0)
Total Domestic	41	24,952	$213.45	83.1%	$177.48	$208.94	82.8%	$173.12	2.5%
Total International	3	783	$156.08	73.0%	$113.93	$146.23	68.6%	$100.33	13.6%
All Markets	44	25,735	$211.91	82.8%	$175.54	$207.36	82.4%	$170.91	2.7%

During the three and nine months ended September 30, 2018, our comparable hotels experienced RevPAR growth of 2.6% and 2.7%, as compared to the three and nine months ended September 30, 2017, respectively. The overall increase in RevPAR was primarily a result of increases in ADR at our Northern California, Hawaii, and Chicago hotels during those periods, primarily attributable to an increase in group and contract business at our San Francisco hotels and the Hilton Chicago hotel, which also led to an increase in transient rate. Additionally, our Hawaii hotel contributed to the overall RevPAR growth as a result of increased group business, partially offset by decreased occupancy for the three months ended September 30, 2018 as a result of disruption from several weather-related events affecting travel to Hawaii. The overall increase in RevPAR for our comparable hotels during both periods was partially offset by a decline in RevPAR at our Florida hotels primarily from a decline in transient business at our Orlando hotels, partially offset by an increase in RevPAR at our Key West hotels that were closed during a portion of September 2017 following Hurricane Irma.

The following tables set forth data for our 2018 comparable hotels by hotel type as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017:

	As of September 30, 2018		Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	9	6,728	$231.84	81.8%	$189.59	$228.67	82.3%	$188.26	0.7%
Urban	12	10,216	226.01	84.6	191.18	219.32	84.2	184.76	3.5
Airport	13	6,355	173.06	85.3	147.56	167.69	84.5	141.66	4.2
Suburban	10	2,436	172.30	82.7	142.42	171.73	82.3	141.32	0.8
All Types	44	25,735	$209.19	83.8%	$175.38	$204.45	83.6%	$170.96	2.6%

	As of September 30, 2018		Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			Percent Change in
Hotel Type	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Resort	9	6,728	$241.41	84.4%	$203.84	$236.00	85.7%	$202.24	0.8%
Urban	12	10,216	227.95	81.4	185.48	222.65	80.3	178.82	3.7
Airport	13	6,355	169.32	84.6	143.33	165.03	83.9	138.41	3.6
Suburban	10	2,436	174.96	79.8	139.70	172.91	78.5	135.78	2.9
All Types	44	25,735	$211.91	82.8%	$175.54	$207.36	82.4%	$170.91	2.7%

During the three and nine months ended September 30, 2018, our urban hotels experienced RevPAR growth primarily related to an increase in group and contract business at our hotels in San Francisco and Chicago. Our airport and suburban hotels experienced RevPAR growth for the three and nine months ended September 30, 2018, attributable to increases in both ADR and occupancy.  Our resort hotels also experienced an increase in RevPAR for the three and nine months ended September 30, 2018 due to an increase in ADR resulting from an increase in group business, partially offset by a decrease in RevPAR at our Florida hotels for the three months ended September 30, 2018. Additionally, the increase in RevPAR at our resort hotels during the nine months ended September 30, 2018 was further offset by a decrease in occupancy at the Hilton Santa Barbara Beachfront Resort in the first and second quarters as a result of the renovation displacement during the conversion that was completed in April 2018.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions. During the nine months ended September 30, 2018, we sold 12 consolidated hotels and one hotel owned by unconsolidated affiliates. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, the results of operations during our period of ownership of the sold consolidated hotels are included within non-comparable revenues and operating expenses.

•

Hurricane Maria: As a result of Hurricane Maria in September 2017, the Caribe Hilton sustained significant damage and is expected to be closed for the remainder of 2018. While the results of operations are included within non-comparable revenues and operating expenses, the closure has resulted in a reduction in hotel revenues and expenses for the three and nine months ended September 30, 2018 compared to the same period in 2017.

Revenue

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$415	$407	2.0%	$1,233	$1,204	2.4%
Non-comparable rooms revenue	14	53	(73.6)	65	157	(58.6)
Total rooms revenue	$429	$460	(6.7)%	$1,298	$1,361	(4.6)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” For the three and nine months ended September 30, 2018 and 2017, non-comparable rooms revenue decreased $39 million and $92 million, respectively, compared to the same period in 2017 primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$137	$143	(4.2)%	$499	$492	1.4%
Non-comparable food and beverage revenue	7	17	(58.8)	33	60	(45.0)
Total food and beverage revenue	$144	$160	(10.0)%	$532	$552	(3.6)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

For the three months ended September 30, 2018, food and beverage revenue at our comparable hotels decreased $6 million, primarily due to a decrease in banquet and catering revenue during the quarter.  For the nine months ended September 30, 2018, food and beverage revenue at our comparable hotels increased by $7 million as a result of increased group business overall in 2018. For the three and nine months ended September 30, 2018, food and beverage revenues at our non-comparable hotels decreased $10 million and $27 million, respectively, primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.

Ancillary hotel

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$45	$40	12.5%	$131	$115	13.9%
Non-comparable ancillary hotel revenue	15	10	50.0	37	30	23.3
Total ancillary hotel revenue	$60	$50	20.0%	$168	$145	15.9%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

During the three and nine months ended September 30, 2018, comparable ancillary hotel revenues increased $5 million and $16 million, respectively, compared to the same period in 2017 primarily due to increases in resort and parking fees. During the three and nine months ended September 30, 2018, ancillary hotel revenue at our non-comparable hotels increased as a result of the receipt of $8 million in business interruption insurance proceeds at the Caribe Hilton offset by a decrease in ancillary hotel revenue from assets sold in 2018.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Laundry revenue	$4	$3	33.3%	$10	$9	11.1%
Support service revenue	15	15	-	43	38	13.2
Total other revenue	$19	$18	5.6%	$53	$47	12.8%

During the nine months ended September 30, 2018, support service revenue increased $5 million, compared to the same period in 2017, primarily due to an increase in the number of timeshare units for which we provide services.

Operating Expenses

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$108	$105	2.9%	$318	$309	2.9%
Non-comparable rooms expense	5	14	(64.3)	19	41	(53.7)
Total rooms expense	$113	$119	(5.0)%	$337	$350	(3.7)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

During the three and nine months ended September 30, 2018, non-comparable rooms expense decreased $9 million and $22 million, respectively, as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$104	$104	—%	$342	$336	1.8%
Non-comparable food and beverage expense	7	16	(56.3)	26	47	(44.7)
Total food and beverage expense	$111	$120	(7.5)%	$368	$383	(3.9)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

For the nine months ended September 30, 2018, food and beverage expense at our comparable hotels increased by $6 million as a result of increases in banquet and catering expenses from the costs associated with the increase in group food and beverage business.  During the three and nine months ended September 30, 2018 non-comparable food and beverage expense decreased $9 million and $21 million, respectively, primarily as a result of our asset sales in 2018 and the closure of the Caribe Hilton.

Other departmental and support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$141	$139	1.4%	$425	$420	1.2%
Non-comparable other departmental and support expense	16	23	(30.4)	43	72	(40.3)
Total other departmental and support expense	$157	$162	(3.1)%	$468	$492	(4.9)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

During the three and nine months ended September 30, 2018, our non-comparable other departmental and support expense decreased $7 million and $29 million, respectively, primarily from our asset sales and the closure of the Caribe Hilton.

Other property-level

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$51	$50	2.0%	$148	$143	3.5%
Non-comparable other property-level expense	3	5	(40.0)	9	14	(35.7)
Total other property-level expense	$54	$55	(1.8)%	$157	$157	—

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

During the three and nine months ended September 30, 2018, non-comparable other property-level expense decreased $2 million and $5 million, respectively, primarily due to our asset sales in 2018 and the closure of the Caribe Hilton.

Management and franchise fees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(1)	2017(1)	Percent Change	2018(1)	2017(1)	Percent Change
	(in millions)			(in millions)
Comparable management and franchise fees expense	$31	$30	3.3%	$97	$95	2.1%
Non-comparable management and franchise fees expense	1	4	(75.0)	7	12	(41.7)
Total management and franchise fees expense	$32	$34	(5.9)%	$104	$107	(2.8)%

(1)	Based on our 2018 comparable hotels as of September 30, 2018.

During the three and nine months ended September 30, 2018, non-comparable management and franchise fees decreased $3 million and $5 million, respectively, primarily due to our asset sales in 2018 and the closure of the Caribe Hilton.

Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$11	$9	22.2%	$32	$30	6.7%
Share-based compensation expense	4	3	33.3	12	10	20.0
Transition expense	1	3	(66.7)	3	5	(40.0)
Total corporate general and administrative	$16	$15	6.7%	$47	$45	4.4%

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Laundry expense	$5	$5	—%	$14	$11	27.3%
Support services expense	14	13	7.7	40	35	14.3
Total other	$19	$18	5.6%	$54	$46	17.4%

During the nine months ended September 30, 2018, support services expense increased $5 million primarily due to increased costs resulting from an increase in the number of timeshare units for which we provide services.

Gain on sales of assets, net

During the nine months ended September 30, 2018, we recognized a gain of $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Non-operating Income and Expenses

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$63	$63	—%
Mortgage Loans	2	2	—	6	6	—
Term Loan	7	5	40.0	19	14	35.7
Other	2	4	(50.0)	6	10	(40.0)
Total interest expense	$32	$32	—%	$94	$93	1.1%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”).

Other (loss) gain, net

During the nine months ended September 30, 2018, we recognized a net gain of $107 million, which is net of the reclassification of an $8 million currency translation adjustment from accumulated other comprehensive loss into earnings, concurrent with the sale of our interests in the unconsolidated affiliates that owned the Hilton Berlin. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Income tax benefit (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Percent Change	2018	2017	Percent Change
	(in millions)			(in millions)
Income tax benefit (expense)	$—	$44	(100.0)%	$(13)	$2,344	(100.6)%

Income tax expense for the nine months ended September 30, 2018, includes the recognition of $6 million of built-in gain tax recognized on the hotels disposed of during 2018, beyond that of our previously recognized deferred tax liabilities, and income tax liabilities associated with our taxable operations. Our income tax benefit during the three and nine months ended September 30, 2017 was primarily a result of the derecognition of approximately $48 million and $2,360 million, respectively, of deferred tax liabilities associated with our election to be taxed as a REIT.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had total cash and cash equivalents of $415 million, including $16 million of restricted cash. Restricted cash consists of cash restricted as to use by our debt agreements.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2018	2017	Percent Change
	(in millions)
Net cash provided by operating activities	$295	$458	(35.6)%
Net cash provided by (used in) investing activities	473	(125)	NM(1)
Net cash used in financing activities	(730)	(308)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $163 million decrease in net cash provided by operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to decreases in working capital resulting from the timing of payments to our hotel manager and other vendors as well as receipts from our customers. In addition, cash paid for taxes increased $35 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of tax on the gain of the sales of our hotels.

Investing Activities

The $598 million increase in net cash provided by investing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was a result of the $519 million in net proceeds from the sale of 13 hotels and $87 million of insurance proceeds received for property damage claims; see Note 3: “Dispositions” and Note 4: “Property and Equipment”  in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Financing Activities

The $422 million increase in net cash used in financing activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million and payment of a special dividend of approximately $90 million declared in May 2018 following the sale of the Hilton Berlin.

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

We declared the following dividends to holders of our common stock during 2018:

Record Date	Payment Date	Dividend per Share
March 30, 2018	April 16, 2018	$0.43
June 29, 2018	July 16, 2018	$0.43
June 29, 2018	July 16, 2018 (1)	$0.45
September 28, 2018	October 15, 2018	$0.43

(1)	We utilized a portion of the net proceeds from the sale of the Hilton Berlin to declare a special cash dividend of $0.45 per share, or approximately $90 million.

We declared a third quarter 2018 cash dividend of $0.43 per share to stockholders of record as of September 28, 2018. The third quarter 2018 dividend was paid on October 15, 2018.

We plan to declare our fourth quarter dividend before the end of 2018 and currently expect such dividend to be in the range of $0.95 per share to $1.05 per share, subject to approval by our Board of Directors.  Approximately $0.65 per share to $0.75 per share of the expected dividend range represents the fourth quarter payment based on 2018 estimated results of operations. The remaining $0.30 per share of the expected dividend range is attributable to gains from the sale of our assets during 2018.

Debt

As of September 30, 2018, our total indebtedness was approximately $3 billion, excluding approximately $233 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. For further information on our total indebtedness, refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2018 included construction contract commitments of approximately $31 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates and foreign currency exchange rates, which may affect our future income, cash flows and fair value, depending on changes to interest rates and/or foreign exchange rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates or foreign exchange rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. Our largest net foreign currency exposures as of December 31, 2017 were to the euro and British pound. Subsequent to the sale of seven of our eight hotels located in the United Kingdom and two of our hotels located in the Netherlands and Germany during 2018, our foreign currency exposure to the British pound and euro was significantly reduced. As September 30, 2018, our largest net foreign currency exposures was to the Brazilian real.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

As previously reported in our Annual Report on Form 10-K for the period ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, (the “2017 Form 10-K”), on February 5, 2018, we, along with Hilton and related individuals, were named in a claim in the High Court of Justice in England and Wales filed by Top Zinc Limited, the alleged ultimate parent company for landlord entities of ten Hilton hotels retained by Hilton as part of the spin-off. We are the guarantor on the applicable leases for these hotels. The claim alleged damages in excess of £90 million from breach of lease obligations, collusion by Hilton and other parties to destroy the claimant’s equity in assets and unlawful interference in a sale process. As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed with the SEC on August 2, 2018 (the “June 2018 Form 10-Q”), the claim was formally served in May 2018 and was being defended. On July 24, 2018, Top Zinc Limited filed a notice of discontinuance, voluntarily dismissing without prejudice all claims as to the defendants. Fees and costs are now being pursued from Top Zinc. Further related to this claim, Park was the subject of an application in the Southern District of New York for discovery/depositions; however, in light of the discontinuance of the related claim in the High Court of Justice in England and Wales, this application was also discontinued in the Southern District of New York. In a related matter, and as previously reported in the 2017 Form 10-K, on May 12, 2016, we, along with certain tenant entities, were named as defendant in a suit filed by the landlord entities of these hotels in the High Court of Justice in England and Wales seeking either an order for specific performance for work to be performed on the hotels or to collect £113 million in damages plus litigation costs related to alleged failure to keep the assets in the condition required by the applicable leases. As previously reported in the June 2018 Form 10-Q, on July 30, 2018, the claim was discontinued by the relevant claimants for the Hilton London Kensington and the Hilton London Kensington was sold to a new owner on September 25, 2018. The ongoing claim with respect to the other nine hotels seeks either (i) specific performance for work to be performed on the hotels or (ii) some amount less than the originally alleged potential damages/costs of works of £113 million for all ten hotels. There will be a further contested appeal hearing in February 2019 about whether the claimants are entitled to seek an order requiring Hilton to do the work or whether the claim should be for damages only. The remaining nine hotels (apart from Hilton London Kensington) are currently being marketed and may also be sold.

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

Item 1A. Risk Factors.

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2018 through July 31, 2018	153	$31.10	N/A	N/A
August 1, 2018 through August 31, 2018	6,845	$31.38	N/A	N/A
September 1, 2018 through September 30, 2018	10,730	$32.60	N/A	N/A
	17,728

(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the weighted average price paid per share is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares.

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

Park Hotels & Resorts Inc.

Date: November 2, 2018	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 2, 2018	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)