Form 10-K
period 2018-12-31
Park Hotels & Resorts Inc.
filed 2019-02-28
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1775 Tysons Boulevard, 7th Floor, Tysons, VA	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 302-5757

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,138 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 25, 2019 was 201,545,253.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Definitions

Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•

“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude: (i) gains or losses on sales of assets for both consolidated and unconsolidated investments; (ii) gains or losses on foreign currency transactions; (iii) transition expense related to our establishment as an independent, publicly traded company; (iv) transaction costs associated with hotel acquisition or disposition costs expensed during the period; (v) severance expense; (vi) share-based compensation expense; (vii) casualty and impairment losses; and (viii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.

•

“Adjusted FFO attributable to stockholders” means NAREIT FFO attributable to stockholders (as defined below) as further adjusted to exclude: (i) gains or losses on foreign currency transactions; (ii) transition expense related to our establishment as an independent, publicly traded company; (iii)  transaction costs associated with hotel acquisition or disposition costs expensed during the period; (iv) severance expense; (v) share-based compensation expense; (vi) casualty losses, (vii) litigation gains and losses outside the ordinary course of business; and (viii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure.

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

PART I

Item 1. Business

Our Company

We are a leading lodging real estate company with a diverse portfolio of market-leading hotels and resorts with significant underlying real estate value. As of February 28, 2019, our portfolio consists of 52 premium-branded hotels and resorts with over 30,000 rooms, primarily located in prime United States (“U.S.”) markets with high barriers to entry. Over 85% of our rooms are luxury and upper upscale and over 97% are located in the U.S. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

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

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes and we expect to continue to be organized and operate so as to continue to qualify as a REIT.

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

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•

Maximizing Hotel Profitability through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. We will continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 9 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.

•

Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and mergers and acquisitions expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions, dispositions and/or corporate transactions, which we believe will enable us to further diversify our portfolio. For example, during 2018, we sold 13 hotels located in lower growth domestic and non-core international markets for a combined sales price of $519 million.  A portion of the proceeds from these sales were used to repurchase 14,000,000 shares of our common stock for $348 million and declare a special cash dividend of $0.45 per share or approximately $90 million. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with other leading hotel brands and operators.

•

Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet with continued focus on optimizing our cost of capital by targeting modest leverage levels, which we seek to maintain between three- to five-times net debt (calculated as our long-term debt and our share of investments in affiliates’ debt, both excluding deferred financing costs, reduced by both our cash and cash equivalents and our restricted cash) to Adjusted EBITDA throughout the lodging cycle. We will also focus on maintaining sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 28, 2019.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Conrad Hotels & Resorts	Luxury	1	192
DoubleTree by Hilton	Upscale	9	3,733
Embassy Suites by Hilton	Upper Upscale	7	1,727
Hampton by Hilton	Upper Midscale	1	130
Hilton Hotels & Resorts	Upper Upscale	28	23,400
Hilton Garden Inn	Upscale	2	290
Curio - A Collection by Hilton	Upper Upscale	1	224
Waldorf Astoria Hotels & Resorts	Luxury	3	963
Total		52	30,659

Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms
Consolidated Portfolio
Fee Simple(1)	30	20,961
Ground Lease	14	5,209
	44	26,170
Unconsolidated Joint Ventures(2)
Fee Simple	5	2,644
Ground Lease	3	1,845
	8	4,489
Total	52	30,659

(1)

Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Eight of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Hotel Laundry Operations

We own and operate three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon that service approximately 50 hotels, including six of our owned hotels, and employ more than 200 full-time employees. Revenue from our hotel laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2018, 2017 and 2016.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. During the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment. As part of our asset management strategy, we also work with Hilton Parent to monitor environmental performance and support implementation of operational best practices. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. In addition, we have published our 2018 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance.

Our Principal Agreements

In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees, which, in turn have engaged third parties to operate these hotels pursuant to management agreements. We operate the Select Hotels pursuant to franchise agreements with Hilton. We may, in the future, re-flag existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

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

Fees

Our management agreements generally contain a two-tiered fee structure, where our hotel managers receive a base management fee and an incentive management fee. The base management fee, for the majority of our hotels, is 3% of gross hotel revenues or receipts. The incentive management fee is generally 6% of a specified measure of hotel earnings calculated in accordance with the management agreement. We also pay certain service fees to our hotel managers and generally reimburse our hotel managers for salaries and wages of its employees at our U.S. hotels, as well as for certain other expenses incurred in connection with the operation of the hotel.

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

•

each of Park Parent and HGV Parent assumed or retained any liabilities (including under applicable U.S. federal and state securities laws) relating to, arising out of or resulting from the Form 10 registering its common stock to be distributed by Hilton Parent in the spin-off and from any disclosure documents that offered for sale securities in transactions related to the spin-off, subject to exceptions for certain information for which Hilton Parent retained liability; and

•

except as otherwise provided in the Distribution Agreement or any ancillary agreement, we retained responsibility for any costs or expenses incurred by us following the distribution in connection with the transactions contemplated by the Distribution Agreement, including costs and expenses relating to legal counsel, financial advisors and accounting advisory work related to the distribution.

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

Employee Matters Agreement

We entered into an employee matters agreement (“Employee Matters Agreement”) with Hilton Parent that governs the respective rights, responsibilities and obligations of Hilton Parent after the spin-off with respect to transferred employees, defined benefit pension plans, defined contribution plans, non-qualified retirement plans, employee health and welfare benefit plans, incentive plans, equity-based awards, collective bargaining agreements and other employment, compensation and benefits-related matters. The Employee Matters Agreement provides for, among other things, the allocation and treatment of assets and liabilities arising out of incentive plans, retirement plans and employee health and welfare benefit plans in which our employees participated prior to the spin-off, and continued participation by our employees in certain of Hilton’s compensation and benefit plans for a specified period of time following the spin-off. Generally, other than with respect to certain specified compensation and benefit plans and liabilities, we assumed or retained sponsorship of, and the liabilities relating to, compensation and benefit plans and employee-related liabilities relating to our current and former employees. The Employee Matters Agreement also provided that outstanding Hilton equity-based awards be equitably adjusted or converted into Park Parent awards, in connection with the spin-off. The number of shares subject to such converted awards were calculated based on adjustments to Hilton Parent equity-based awards using an applicable conversion ratio of approximately 1:1 and assumed a majority of the performance-vesting awards vest at target performance levels. Following the spin-off, our employees no longer actively participated in Hilton’s benefit plans or programs (other than on a transition basis under the Employee Matters Agreement), and we have established plans or programs for our employees as described in the Employee Matters Agreement. Effective as of January 1, 2018, the Company implemented separate benefit plans for our employees. We have also established or maintained plans and programs outside of the United States as may be required under applicable law or pursuant to the Employee Matters Agreement.

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

The Tax Matters Agreement also provided for certain covenants (now expired) that restricted our ability to pursue strategic or other transactions that otherwise could maximize the value of our business, including, for the two year post spin-off period that ended on January 4, 2019:

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

The majority of the services provided pursuant to the TSA were terminated effective January 1, 2018 and the TSA expired on December 31, 2018.

Stockholders and Registration Rights Agreements

On October 24, 2016, Hilton Parent, The Blackstone Group L.P. and its affiliates (“Blackstone”) and HNA Tourism Group Company Limited (“HNA”) announced that affiliates of Blackstone agreed to sell 247,500,000 shares of common stock of Hilton Parent to HNA, representing approximately 25% of the outstanding shares of common stock of Hilton Parent, pursuant to a stock purchase agreement between HNA and Blackstone (“Sale”). Pursuant to that stock purchase agreement, as the Sale closed after the record date of the spin-off, the Sale also included the shares of common stock of HGV Parent and Park Parent received by Blackstone with respect to the shares of common stock of the Hilton Parent being sold to HNA. The Sale closed on March 15, 2017, resulting in HNA acquiring 53,651,453 shares of Park Parent’s common stock at approximately $25.45 per share. In connection with the Sale, we entered into a stockholders’ agreement and a registration rights agreement with HNA. On March 5, 2018, certain selling stockholders affiliated with HNA (the “Selling Stockholders”) granted us a right to repurchase up to 15,750,000 shares of our common stock held by the Selling Stockholders concurrently with a secondary offering of shares of our common stock by the Selling Stockholders. In March 2018, we exercised our right to repurchase 14,000,000 shares of our common stock, and the Selling Stockholders sold all other shares of our common stock held by them. The repurchase and the offering each closed on March 9, 2018. Accordingly, we do not have any further rights to repurchase shares of our common stock from the Selling Stockholder. All 14,000,000 shares repurchased from the Selling Stockholders were retired.

The stockholders and registration rights agreement terminated as a result of the sales of our common stock held by the Selling Stockholders.

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 28, 2019, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of U.S. Properties (Excluding Properties Leased by Joint Ventures)
Hilton Boston Logan Airport	599	September 30, 2044	2 x 20 years
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(1) Renewal Rights 2 x 10 years; 1 x 5 years
Hilton Oakland Airport	360	January 19, 2034	None
Embassy Suites Kansas City Plaza	266	January 30, 2026	Renewal Rights(2) 2 x 25 years
Portfolio of Five Hotels(3)	2,053	December 31, 2025	2 x 5 years(4)
Embassy Suites Phoenix Airport	182	November 30, 2021	1 x 10 years
Embassy Suites Austin Downtown Town Lake	259	February 28, 2029	1 x 10 years(5)
Leases of Non-U.S. Properties
Hilton Nuremberg Hotel	152	July 31, 2068	Purchase Rights; Renewal Rights 2 x 25 years
Hilton Sheffield Hotel	128	September 14, 2022	None
Leases of U.S. Properties by Joint Ventures
Hilton La Jolla Torrey Pines(6)	394	June 30, 2067	1 x 10 years; 1 x 20 years(7)
Embassy Suites Secaucus Meadowlands	261	October 31, 2021	1 x 10 years
Hilton San Diego Bayfront	1,190	December 31, 2071	None

(1)	Tenant has a right of first offer with respect to the property.
(2)	Landlord has the option to renew the lease.
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
(5)

The term of this renewal option exceeds the expiration of the underlying master ground lease in 2031. No extension rights are available, and it is unlikely that the landlord under the master ground lease will grant a term past 2031.

(6)	The lease is held by CHH Torrey Pines Hotel Partners, LP, which is wholly owned by joint venture entity, Ashford HHC Partners III LP.
(7)	Renewal rights are dependent on the amount of capital expenditures invested in the hotel during the term.

We (or certain joint ventures in which we own an interest) are also party to certain leases for facilities related to certain hotels owned by us (or such joint ventures).

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

Government Regulations

Our business is subject to various foreign and U.S. federal and state laws and regulations. In particular, we are subject to the Americans with Disabilities Act (“ADA”) and similar legislation in certain jurisdictions outside of the U.S. Under the ADA, all public accommodations are required to meet certain U.S. federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993. Public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could result in reputational harm or otherwise materially and negatively affect our performance and results of operations.

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

REIT Qualification

We are a REIT for U.S. federal income tax purposes, and we expect to continue to be organized and operate so as to continue to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal and state income tax on taxable income generated by our REIT activities that we annually distribute to our stockholders. To comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items.”

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

Employees

As of December 31, 2018, we had 517 employees, including 84 corporate employees, 169 employees of the Select Hotels, and 264 employees of our hotel laundry operations. This number does not include the hotel employees of certain of our hotels located outside of the United States, who, while legally our employees, are under the direct supervision and control of our third-party hotel managers. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels, other than the Select Hotels. Although we generally do not manage employees at our hotels (other than the Select Hotels), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers, and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

Corporate Information

Our principal executive offices are currently located at 1775 Tysons Boulevard, 7th Floor, Tysons, Virginia 22102. Our telephone number is (571) 302-5757. Our website is located at www.pkhotelsandresorts.com. The information that is found on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document that we file with or furnish to the Securities and Exchange Commission (“SEC”). We have included our website address in this Annual Report on Form 10-K as an inactive textual reference and do not intend it to be an active link to our website.

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

Availability of Reports

The SEC maintains a website (http://www.sec.gov) that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC.

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

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. For instance, we continue to explore sales of certain of our non-core hotels, and there can be no assurances that we will be able to recover the current carrying amount of these investments. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. In addition, we may not be able to reinvest the proceeds from any sales in new hotels at attractive rates of return, which may also impact our future operating results. Finally, any acquisitions, investments or dispositions could demand significant attention from management that would otherwise be available for business operations, which could harm our business. The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

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

All of our properties currently utilize brands owned by Hilton and participate in the Hilton Honors guest loyalty and rewards program. As a result, our ability to attract and retain guests depends, in part, on the public recognition of the Hilton brands and their associated reputation. If the Hilton brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels. In addition, any adverse developments in Hilton’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us. For example, the occurrence of a major data breach or similar event associated with Hilton could impair Hilton’s ability to manage our properties and could have a material adverse effect on us.

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

Our management and franchise agreements with Hilton require us and Hilton to comply with operational and performance conditions that are subject to interpretation and could result in disagreements, and we expect this will be true of any management and franchise agreements that we enter into with future third-party hotel managers or franchisors. At any given time, we may be in dispute with one or more third-party hotel managers or franchisors. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with Hilton or any other third-party. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

We are dependent on the performance of Hilton and could be materially and adversely affected if Hilton does not properly manage our hotels or otherwise act in our best interests or if we are unable to maintain a good relationship with Hilton and other third-party hotel managers.

In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with Hilton to operate our hotels. We could be materially and adversely affected if Hilton or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, Hilton manages, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, Hilton may make decisions regarding competing lodging facilities that are not in our best interests. Other third-party hotel managers that we engage in the future may also have similar conflicts of interest.

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

Hilton is dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers that we contract with in the future also will be dependent on such networks. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection, retention and transfer of large volumes of personally identifiable information of hotel guests, including credit card numbers.

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on Hilton, and other hotel managers that we may contract with in the future, to protect proprietary and customer information from these threats. Any compromise of our own network or hotel manager’s networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of our hotels, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to Hilton’s or another applicable hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, monetary losses or regulatory penalties which could be significant.

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

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2018, hotels in New York, Washington, D.C., San Francisco, New Orleans, Florida and Hawaii represented approximately 50% of our room count, with our hotels in Hawaii alone representing approximately 13% of our room count. An economic downturn, an increase in hotel supply in these markets, a force majeure event, a natural disaster (such as hurricanes, tropical storms, earthquakes, and fires), a terrorist attack or similar disaster in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations.

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

We carry insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. For example, in 2017, Hurricane Irma forced us to close two of our hotels in Key West, Florida for several weeks, and Hurricane Maria caused significant damage to the Caribe Hilton in Puerto Rico, which was closed throughout 2018. While we expect that insurance proceeds, excluding any applicable deductibles, will be sufficient to cover a significant portion of the property damage to the hotels and loss of business, the damage from Hurricane Maria could result in a reduction of our profits. To date, we have received $121 million of insurance proceeds for both Key West hotels and the Caribe Hilton. Additionally, we will continue to experience business disruptions at the Caribe Hilton until we make necessary repairs and reopen the hotel in 2019, which could also reduce our profits. Prior to the hurricane, the Caribe Hilton represented approximately 1% of Hotel Adjusted EBITDA.

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

Our portfolio includes four hotels located outside of the United States, including one joint venture interest. As a result, we are subject to the risks of doing business outside the United States, including:

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

We depend on external sources of capital for future growth. Therefore, any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To continue to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

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

We have entered into management agreements with Hilton to operate each of our hotels, with the exception of the Select Hotels. Hilton is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although, with the exception of the Select Hotels and our international properties, we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

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
•

actual or threatened reductions in federal government spending and/or changes to the timing of government spending, and the resulting effects on travel patterns, as have occurred during recent federal government shutdowns;

•	risks that proposed immigration policies could reduce international travel to the United States generally;
•	statements, actions, or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
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

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than those of the Hilton and the other brands of hotels we may contract with in the future. If this happens, our business and profitability may be adversely affected. Internet travel intermediaries also have recently been subject to regulatory scrutiny. The outcome of this regulatory activity may affect the ability of Hilton and other brand managers to compete for direct bookings through their own internet channels.

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

In addition, failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely impact our business or results of operations. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted that may have material effect on our financial condition and results of operations.

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

Our ability to make payments on our indebtedness, to fund planned capital expenditures and to make distributions to our stockholders will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our ability to raise additional equity capital may be restricted because the issuance of our stock may cause the spin-off to be a taxable event for Hilton Parent under Section 355(e) of the Code, and under the Tax Matters Agreement, we could be required to indemnify Hilton Parent and/or HGV Parent for that tax. See “Spin-off Related Agreements—Tax Matters Agreement.”

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

We are a REIT for U.S. federal income tax purposes. To continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, including net capital gains, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income and gains. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount of REIT taxable income and net capital gains as specified under the Code. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2018, we have $780 million of debt outstanding that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants, called the Alternative Reference Rates Committee ("ARRC"), convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust

U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

We are not aware of any facts or circumstances that would cause any such factual statements or representations to the IRS Ruling or spin-off tax counsel to be incomplete or untrue or cause the facts on which the IRS Ruling and legal opinion are based to be materially different from the facts at the time of the spin-off.

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, including because any of the factual statements or representations to the IRS or to spin-off tax counsel are incomplete or untrue, because the facts upon which the IRS Ruling is based are materially different from the facts at the time of the spin-off or because one or more sales of our common stock, Hilton Parent common stock or HGV Parent common stock by our respective stockholders, including Blackstone, after the spin-off caused the spin-off not to qualify as a tax-free transaction, Hilton Parent may recognize a substantial gain for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of HGV Parent common stock and/or the distribution of Park Parent common stock do not qualify as tax-free under Section 355 of the Code, Hilton Parent stockholders will be treated as having received a taxable dividend to the extent of Hilton Parent’s current and accumulated earnings and profits and then would have a tax-free basis recovery up to the amount of their tax basis in their shares and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution would be taxable to us, Hilton Parent and HGV Parent (but not to Hilton Parent stockholders) pursuant to Section 355(e) of the Code if there were one or more acquisitions (including issuances) of our stock, the stock of HGV Parent or the stock of Hilton Parent, representing 50% or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. The distribution occurred on January 3, 2017. Any acquisition of our common stock within the two-year period before or after January 3, 2017 (with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) generally would be presumed to have been part of such a plan; however, that presumption is rebuttable. The resulting tax liability would be substantial, and under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us and our subsidiaries) would be jointly and severally liable for the resulting U.S. federal income tax liability. We do not believe that there have been acquisitions of 50% or more of our stock pursuant to a plan that would cause the distribution to be taxable pursuant to Section 355(e) of the Code.  This determination relies in part upon factual statements and representations by Hilton Parent and certain of our shareholders.  Also, the rules for determining whether our shares have been acquired pursuant to the requisite plan are not clear in all cases.  Accordingly, the IRS or a court could disagree with our view.

Pursuant to the Tax Matters Agreement, we agreed, subject to certain exceptions, not to enter into certain transactions that could cause any portion of the spin-off to be taxable to Hilton Parent, including under Section 355(e) of the Code. Pursuant to the Tax Matters Agreement, we also agreed to indemnify Hilton Parent and HGV Parent for any tax liabilities resulting from such transactions or other actions we take, or fail to take, and Hilton Parent and HGV Parent agreed to indemnify us for any tax liabilities resulting from transactions entered into by Hilton Parent or HGV Parent. These obligations could have discouraged, delayed or prevented a change of control of our company but these restrictions no longer apply after January 4, 2019. For additional detail, see “Spin-off Related Agreements—Tax Matters Agreement.”

The spin-off and related transactions may expose us to potential liabilities arising out of state and U.S. federal fraudulent conveyance laws and legal distribution requirements.

The spin-off could be challenged under various state and U.S. federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Hilton Parent did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Hilton Parent insolvent or with unreasonably small capital or that Hilton Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to Hilton Parent or providing Hilton Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by Hilton Parent and the fair market value of our company at the time of the spin-off.

In addition, the distribution of our estimated share of C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”) could similarly be challenged as a fraudulent conveyance or transfer. If a court were to find that the E&P Dividend was a fraudulent transfer or conveyance, a court could void the E&P Dividend, require stockholders to return to us some or all of the E&P Dividend or require stockholders to pay as money damages an equivalent of the value of the E&P Dividend. Moreover, stockholders could be required to return any dividends previously paid by us.

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

In connection with the spin-offs, we, Hilton Parent and HGV Parent entered into the Distribution Agreement and various other agreements, including the Tax Matters Agreement and the Management Agreements. Certain of these agreements provide for the performance of services by each company for the benefit of the other following the spin-offs. We are relying on each of Hilton and HGV to satisfy its performance and payment obligations under these agreements. In addition, it is possible that a court would disregard the allocation agreed to between us, Hilton and HGV and require that we assume responsibility for certain obligations allocated to Hilton and to HGV, particularly if Hilton or HGV were to refuse or were unable to pay or perform such obligations. The impact of any of these factors is difficult to predict, but one or more of them could cause reputational harm and could have an adverse effect on our financial position, results of operations and/or cash flows.

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

The pre-spin financial information we have included in this Annual Report on Form 10-K, for periods prior to the date of the spin-off, have been derived from the consolidated financial statements of Hilton Parent and do not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during periods prior to the date of the spin-off. Hilton Parent did not account for us, and we were not operated, as a single stand-alone entity for the periods prior to the date of the spin-off. The costs and expenses reflected in our pre-spin financial statements include an allocation for certain corporate functions historically provided by Hilton Parent. These allocations were based on what we and Hilton Parent considered to be reasonable reflections of the pre-spin utilization levels of these services required in support of our business. The pre-spin information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses would have been following the spin-off or will be in the future, and we may incur greater costs as a separate public company than we did when we were part of Hilton. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Selected Consolidated Financial Data,” and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

Failure to maintain an effective system of internal controls could result in our inability to report our financial results accurately or on a timely basis, which could adversely affect our business, reputation, results of operations, financial condition or liquidity.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could, among other consequences, affect our ability to remain listed with the NYSE. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common shares.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability.

We have been taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We are currently structured and operate consistent with the requirements to be a REIT and we expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and service our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to continue to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our share ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, conducts significant business operations through one or more TRSs. Even a technical or inadvertent action could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes.

We may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, built-in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S. income, state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our TRSs. Any of these taxes would decrease cash available for distributions to stockholders. Finally, we have operations and assets outside the U.S. that are subject to tax in those countries. Any of these taxes decrease cash available for distribution to our stockholders.

A forced liquidation of assets may jeopardize our REIT qualification and subject us to taxes.

To continue to qualify as a REIT, we must comply with requirements regarding our assets, our sources of income and our distributions. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to corporate tax or a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may cause us to forego and/or liquidate otherwise attractive opportunities and limit our expansion opportunities.

To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

As a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. No more than 5% of the value of our assets can consist of the securities of any one issuer other than a TRS. In addition, not more than 25% of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which such discrepancy arises or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS, subject to an exception for an electing, eligible real property trade or business. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To continue to qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

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

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). In addition, exemptions to the ownership limit may limit our board of directors’ power to grant further exemptions in the future.

Our amended and restated certificate of incorporation prohibits any person from owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity,” and, as a result, foreign persons collectively will be prohibited from owning more than 49.9% of our common stock.

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

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or manage the risk of certain currency fluctuations (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the two gross income tests that we must satisfy in order to maintain our qualification as a REIT. Exclusion from the gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or it could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income as allowable under the Code in the TRSs. In this regard, losses in our TRSs arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the TRSs.

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

Congress, the United States Treasury Department, the IRS and state legislatures and taxing authorities frequently review income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and our investors. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a C corporation. As a result, our amended and restated certificate of incorporation provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.

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

Even if we continue to qualify to be a REIT, we could be subject to tax on any recognized net built-in gains in our assets held before electing to be treated as a REIT.

We own appreciating assets that were held by Hilton, a C corporation, and were acquired by us in the spin-off from Hilton Parent in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of Hilton. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election (January 4, 2017), we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time that we acquired them  (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we maintain our status as a REIT. The amount of tax could be significant. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our REIT distribution requirement. Any tax on the recognized built-in gain will reduce our REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Code Section 1031 like-kind exchanges, to mitigate the exposure to the built-in-gains tax. However, effective for taxable years beginning after December 31, 2017, personal property including ancillary hotel furniture, fixtures and equipment is no longer eligible for Section 1031 treatment. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

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

Future issuances of common stock by us may cause the market price of our common stock to decline.

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

We are a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. All distributions will be made at the sole discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the stockholder’s adjusted tax basis in their shares. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The stock ownership limits imposed by the Code for REITs and our amended and restated certificate of incorporation restrict stock transfers and/or business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 4.9%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock, or more than 4.9%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 28, 2019:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,921
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 San Francisco - a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV	25%	550
Embassy Suites Washington DC Georgetown	FS	100%	197
Florida
Hilton Orlando	JV	20%	1,424
Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Orlando	FS	100%	502
Casa Marina, A Waldorf Astoria Resort	FS	100%	311
The Reach, A Waldorf Astoria Resort	FS	100%	150
Georgia
Hilton Atlanta Airport	FS	100%	507
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	1,110	(3)
Illinois
Hilton Chicago	FS	100%	1,544
Hilton Chicago/Oak Brook Suites	FS	100%	211
Hilton Garden Inn Chicago/Oak Brook Terrace	FS	100%	128

Location	Type(1)	Ownership Percentage	Rooms
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Hilton New Orleans Airport	FS	100%	317
Massachusetts
Hilton Boston Logan Airport	GL	100%	599
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
Nevada
DoubleTree Hotel Las Vegas Airport	JV(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	314
Embassy Suites Parsippany	FS	100%	274
Embassy Suites Secaucus Meadowlands	JV, GL	50%	261
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	748
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	130
Texas
Embassy Suites Austin Downtown Town Lake	GL	100%	259
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC - Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Brazil
Hilton São Paulo Morumbi	FS	100%	503
Germany
Hilton Nuremberg Hotel	GL	100%	152
Ireland
Conrad Dublin	JV	48%	192
United Kingdom
Hilton Sheffield Hotel	GL	100%	128
Total			30,659

(1)	“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)	Certain portions of land or facilities are subject to lease.
(3)

Includes approximately 466 rooms transferred to HGV in October 2016 that we reserved exclusive rights to occupy and operate through December 2019; refer to Note 4: “Property and Equipment” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As previously reported in our Annual Report on Form 10-K for the period ended December 31, 2017 filed with the SEC on March 1, 2018, (the “2017 Form 10-K”), on February 5, 2018, we, along with Hilton and related individuals, were named in a claim in the High Court of Justice in England and Wales filed by Top Zinc Limited, the alleged ultimate parent company for landlord entities of ten Hilton hotels retained by Hilton as part of the spin-off. We are the guarantor on the applicable leases for these hotels. The claim alleged damages in excess of £90 million from breach of lease obligations, collusion by Hilton and other parties to destroy the claimant’s equity in assets and unlawful interference in a sale process. As previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2018 filed with the SEC on August 2, 2018 (the “June 2018 Form 10-Q”), the claim was formally served in May 2018 and was being defended. On July 24, 2018, Top Zinc Limited filed a notice of discontinuance, voluntarily dismissing without prejudice all claims as to the defendants. Fees and costs were recovered from Top Zinc by Hilton, and this matter concluded upon the court’s final order on November 26, 2018. Further related to this claim, Park was the subject of an application in the Southern District of New York for discovery/depositions. However, in light of the discontinuance of the related claim in the High Court of Justice in England and Wales, this application was also discontinued in the Southern District of New York. In a related matter, as previously reported in the 2017 Form 10-K, on May 12, 2016, we, along with certain tenant entities, were named as defendant in a suit filed by the landlord entities of these hotels in the High Court of Justice in England and Wales seeking either an order for specific performance for work to be performed on the hotels or to collect £113 million in damages plus litigation costs related to alleged failure to keep the assets in the condition required by the applicable leases. As previously reported in the June 2018 Form 10-Q, on July 30, 2018, the claim was discontinued by the relevant claimants for the Hilton London Kensington and the Hilton London Kensington was sold to a new owner on September 25, 2018. The remaining nine hotels were sold to a new owner (as a portfolio) in December 2018. The remaining claims were dismissed by consent of all parties in January 2019 on the basis that each party agreed to pay their own costs of the litigation. This matter has now concluded by the court’s final order dated January 30, 2019.

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

Shareholder Information

At February 25, 2019, we had 9 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). To avoid paying tax on our income, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. We declare regular quarterly cash dividends and expect to continue paying regular cash dividends on a quarterly basis.

Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (1) the amount required to be distributed to maintain our status as a REIT, (2) the amount of cash generated from our operating activities, (3) our expectations of future cash flows, (4) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (5) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (6) our ability to continue to access additional sources of capital, (7) any limitations on our distributions contained in our debt agreements, including, without limitation, in our anticipated senior unsecured credit facilities, and (8) the sufficiency of legally available assets.

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

	1/4/2017	12/31/2017	12/31/2018
Park Hotels and Resorts Inc.	$100.00	$111.56	$108.81
S&P 500 Index	100.00	117.74	110.40
NAREIT Equity Index	100.00	105.23	100.36

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

We did not sell any securities during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

We did not receive any proceeds from registered securities during the fiscal year ended December 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Record Date	Total number of shares purchased(1)(2)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2018 through January 31, 2018	—	$—	N/A	N/A
February 1, 2018 through February 28, 2018	36,428	$26.10	N/A	N/A
March 1, 2018 through March 31, 2018	14,007,416	$24.85	14,000,000	—
April 1, 2018 through April 30, 2018	—	$—	N/A	N/A
May 1, 2018 through May 31, 2018	1,920	$28.58	N/A	N/A
June 1, 2018 through June 30, 2018	—	$—	N/A	N/A
July 1, 2018 through July 31, 2018	153	$31.10	N/A	N/A
August 1, 2018 through August 31, 2018	6,845	$31.38	N/A	N/A
September 1, 2018 through September 30, 2018	10,730	$32.60	N/A	N/A
October 1, 2018 through October 31, 2018	43	$32.17	N/A	N/A
November 1, 2018 through November 30, 2018	8	$29.42	N/A	N/A
December 1, 2018 through December 31, 2018	—	$—	N/A	N/A
	14,063,543

(1)

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

(2)

With the exception of the 14,000,000 shares repurchased in March 2018, the number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their U.S. federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the weighted average price paid per share is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares.

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. No stock repurchases have been made to date under this program.

Item 6. Selected Financial Data.

The selected financial data for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from audited consolidated financial statements. This selected financial data is not necessarily indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we been operating as an independent, publicly traded company during the periods presented prior to the spin-off date of January 3, 2017. For example, our pre-spin consolidated financial statements include allocations of certain expenses from Hilton, including expenses for costs related to functions such as information technology support, systems maintenance, financial services, human resources and other shared services. These costs may not be representative of the future costs we will incur, either positively or negatively, as an independent, public company.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements as of December 31, 2018 and 2017 and for the three years ended December 31, 2018, 2017 and 2016, and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Statement of Operations Data:
Total revenues	$2,737	$2,791	$2,727	$2,688	$2,513
Operating income	504	371	419	586	440
Net income	477	2,631	139	299	181
Net income attributable to stockholders	472	2,625	133	292	176

Earnings per share:
Earnings per share - Basic(1)	$2.32	$12.38	$0.67	$1.48	$0.89
Earnings per share - Diluted(1)	$2.31	$12.21	$0.67	$1.48	$0.89

Dividends declared per common share	$2.74	$1.84	$—	$—	$—

Balance Sheet Data:
Total assets	$9,363	$9,714	$9,834	$9,787	$9,714
Debt	2,948	2,961	3,012	4,057	4,246
Total equity	5,586	5,962	3,823	2,797	2,593

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We hold investments in entities that have ownership or leasehold interests in 52 hotels, consisting of premium-branded hotels and resorts with over 30,000 rooms, of which over 85% are luxury and upper upscale and over 97% are located in the U.S. Luxury and upper upscale refers to luxury hotels and upper upscale hotels as defined by Smith Travel Research. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 15: “Geographic and Business Segment Information” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes for our tax year ended December 31, 2017. We believe we are currently organized and operate consistent with the requirements to be a REIT and we expect to continue to be organized and operate so as to qualify as a REIT. So long as we qualify as a REIT, except as it relates to our U.S. taxable REIT subsidiaries, we generally will not be subject to U.S. federal income tax on income that we distribute annually to our stockholders. In order to qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

We expect to make distributions to our stockholders in amounts that equal or exceed the requirements to maintain our qualification as a REIT. Prior to making any distributions, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the REIT annual distribution requirements (including to avoid corporate level taxation), it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

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

The pre-spin consolidated statements of comprehensive income include the results of operations of the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club in each of the periods discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In September 2016, we distributed interests in entities with ownership interests in these two hotels as they were not retained by us after the spin-off. Accordingly, these hotels were not reflected in our consolidated financial statements from and after such distribution. These hotels were not material to our results of operations in any of the pre-spin periods reflected in the consolidated statements of comprehensive income included in this Annual Report on Form 10-K. Refer to Note 14: “Net Parent Investment” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Outlook

The U.S. lodging industry benefited during 2018 from a positive macro-economic landscape overall, with third quarter of 2018 gross domestic product (“GDP”) increasing 3.4%, coupled with continued improvements in non-residential fixed business investment, a key indicator of RevPAR performance. Our ability to experience continued RevPAR growth during 2019 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on macroeconomic factors, including corporate profitability consumer confidence, unemployment rates (and resulting increase in wages) and GDP growth, supply growth and increased popularity of online booking services and short-term lodging websites.

Recent Events

The City of Chicago did not extend the ground lease for the Hilton Chicago O’Hare Airport, which ended on December 31, 2018, and assumed ownership of the hotel on that date. Additionally, in February 2019, we sold the Pointe Hilton Squaw Peak Resort for a sales price of approximately $51 million.

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

Management and franchise fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid if specified financial performance targets are achieved. Franchise fees for our Select Hotels are generally computed as a percentage of rooms revenues. Refer to Item 1: “Business – Our Principal Agreements,” included elsewhere in this Annual Report on Form 10-K for additional information.

Casualty (gain) loss and impairment loss, net. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels and certain assets from our laundry facilities, as well as amortization of finite lived intangible assets.

Corporate general & administrative. These costs include general and administrative expenses, including costs associated with the potential disposition of hotels. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business, professional fees, travel and entertainment expenses, and office administrative and related expenses. The pre-spin financial statements included general and administrative expenses allocated to us by Hilton on the basis of financial and operating metrics that were historically used by Hilton to allocate resources and evaluate performance against its strategic objectives.

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

Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed. These expenses include portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to successfully offset revenue reductions through cost cutting. The individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels.

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

Other Items

Effect of foreign currency exchange rate fluctuations

Certain of our hotels’ operations are conducted in functional currencies other than our reporting currency, which is the United States (“U.S.”) dollar (“USD”), and we have assets and liabilities denominated in a variety of foreign currencies. As a result, we are required to translate those results, assets and liabilities from the functional currency into USD at market based exchange rates for each reporting period. When comparing our results of operations between periods, there may be material portions of the changes in our revenues or expenses that are derived from fluctuations in exchange rates experienced between those periods.

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

2018 Comparable Hotels

Of the 46 hotels that we consolidated as of December 31, 2018, 44 hotels have been classified as comparable hotels. Due to the conversion of a significant number of rooms at the Hilton Waikoloa Village to HGV timeshare units in 2017, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of December 31, 2018 also exclude the 12 consolidated hotels that were sold in January and February 2018. Refer to Note 3: “Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

2017 Comparable Hotels

Of the 58 hotels that we consolidated as of December 31, 2017, 55 hotels were classified as comparable hotels. Due to the conversion, or planned conversions, of a significant number of rooms at the Hilton Waikoloa Village and Embassy Suites Washington DC Georgetown in 2016 to HGV timeshare units, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of December 31, 2017 also included the 12 consolidated hotels that were sold in January and February 2018. Refer to Note 3: “Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

2016 Comparable Hotels

Our comparable hotels as of December 31, 2016 exclude the DoubleTree Hotel Missoula/Edgewater and the Hilton Templepatrick Hotel & Country Club, as these hotels were not retained by us as part of the spin-off.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with hotel acquisition or disposition costs expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)
	(in millions)
Comparable Hotel Adjusted EBITDA	$716	$709	$670
Non-comparable Hotel Adjusted EBITDA	45	49	134
Hotel Adjusted EBITDA	$761	$758	$804

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.
(3)	Based on our 2016 comparable hotels as of December 31, 2016.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$477	$2,631	$139
Depreciation and amortization expense	277	288	300
Interest income	(6)	(2)	(2)
Interest expense	127	124	181
Income tax expense (benefit)	23	(2,346)	82
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	26	24	24
EBITDA	924	719	724
Gain on sales of assets, net	(96)	(1)	(1)
Gain on sale of investments in affiliates(1)	(107)	—	—
Loss (gain) on foreign currency transactions	3	4	(3)
Transition expense	3	9	26
Transaction expense	2	2	—
Severance expense	2	1	—
Share-based compensation expense	16	14	—
Casualty (gain) loss and impairment loss, net	(1)	26	15
Impairment loss included in equity in earnings from investments in affiliates	—	—	17
Other items(2)	8	(17)	36
Adjusted EBITDA	754	757	814
Less: Adjusted EBITDA from investments in affiliates	45	45	44
Less: All other(3)	(52)	(46)	(34)
Hotel Adjusted EBITDA	$761	$758	$804

(1)	Included in other gain (loss), net.
(2)

For 2017, includes $18 million of distributions received from investments in affiliates in excess of the investment balance that were included within equity in earnings from investments in affiliates in our consolidated statements of comprehensive income. For 2016, includes $19 million of deferred financing costs expensed in connection with the extinguishment of CMBS debt.

(3)	Includes other revenues and other expenses, non-income taxes on REIT leases included in other property-level expenses and corporate general and administrative expenses.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its December 2018 “NAREIT Funds from Operations White Paper – 2018 Restatement,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe NAREIT FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with hotel acquisition or disposition costs expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses;
•	Litigation gains and losses outside the ordinary course of business; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income attributable to stockholders	$472	$2,625	$133
Depreciation and amortization expense	277	288	300
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(3)	(3)
Gain on sales of assets, net	(96)	(1)	(1)
Gain on sale of investments in affiliates(1)	(107)	—	—
Impairment loss	—	10	15
Equity investment adjustments:
Equity in earnings from investments in affiliates	(18)	(40)	(3)
Pro rata FFO of investments in affiliates	34	52	35
NAREIT FFO attributable to stockholders	558	2,931	476
Loss (gain) on foreign currency transactions	3	4	(3)
Casualty (gain) loss, net	(1)	16	—
Transition expense	3	9	26
Transaction expense	2	2	—
Severance expense	2	1	—
Share-based compensation expense	16	14	—
Other items(2)	20	(2,381)	23
Adjusted FFO attributable to stockholders	$603	$596	$522

NAREIT FFO per share - Diluted(3)	$2.73	$13.67	$2.41
Adjusted FFO per share - Diluted(3)	$2.96	$2.78	$2.64

(1)	Included in other gain (loss), net.
(2)

For 2018, includes $13 million of income tax expense, primarily attributable to an additional built-in gain deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act, which prohibits the sale of ancillary hotel furniture, fixtures and equipment to be included in a like-kind exchange. For 2017, includes $18 million in distributions received from investments in affiliates, net of $7 million of income tax expense, in excess of the investment balance that were included within equity in earnings from investments in affiliates in our consolidated statements of comprehensive income and derecognition and remeasurement of net deferred tax liabilities for the year ended December 31, 2017 of $2,347 million associated with our intent to elect REIT status. In addition, we recognized an income tax benefit of approximately $25 million associated with the revaluation of our deferred tax assets and liabilities related to the reduction of the corporate tax rate to 21% as a result of the enactment of the Tax Cuts and Jobs Act. For 2016, represents costs incurred and accelerated amortization of deferred financing fees on extinguished debt.

(3)

For 2016, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Comparable Hotel Data

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

The following table sets forth data for our 2018 comparable hotels by geographic market as of December 31, 2018 and 2017:

	As of December 31, 2018		Year Ended December 31, 2018			Year Ended December 31, 2017			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	1	2,860	$259.17	94.0%	$243.56	$258.09	93.9%	$242.38	0.5%
Northern California	6	4,279	249.39	87.0	216.96	237.79	84.8	201.60	7.6
Florida	6	3,294	214.33	80.5	172.57	205.47	81.8	168.16	2.6
Other	14	5,373	168.07	77.7	130.61	165.51	78.1	129.32	1.0
New Orleans	2	1,939	177.37	75.3	133.64	177.12	73.2	129.71	3.0
Chicago	4	2,743	184.19	76.9	141.70	176.64	75.4	133.17	6.4
New York	1	1,878	293.08	88.7	259.93	294.32	87.1	256.33	1.4
Southern California	4	1,304	174.01	83.1	144.53	168.65	84.8	142.88	1.2
Washington, D.C.	3	1,282	179.10	76.7	137.36	182.64	79.2	144.67	(5.1)
Total Domestic	41	24,952	$214.00	82.3%	$176.17	$209.19	81.8%	$171.48	2.7%
Total International	3	783	$156.33	73.1%	$114.32	$146.02	69.2%	$101.04	13.1%
All Markets	44	25,735	$212.44	82.0%	$174.29	$207.56	81.5%	$169.34	2.9%

Our comparable hotels experienced RevPAR growth of 2.9%, primarily attributable to an increase in ADR of 2.4%. The overall increase in RevPAR was primarily a result of increases in ADR and occupancy at our Northern California and Chicago hotels from an increase in group business of 15.6% and an increase in contract business of 41.7% at our San Francisco hotels, coupled with an increase in group business of 10.3% at the Hilton Chicago.  Additionally, RevPAR at our Florida hotels increased primarily due to an increase in occupancy and ADR in our Key West hotels that were closed during a portion of September and October 2017 following Hurricane Irma. RevPAR increased at our New Orleans hotels as a result of an increase in transient business at the Hilton New Orleans Riverside. The overall increase in RevPAR for our comparable hotels was partially offset by declines in RevPAR in our Washington D.C. hotels due to a decrease in group business.

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

Our domestic hotels experienced RevPAR growth of 0.7%, primarily attributable to an increase in ADR of 1.0%. Our Hawaii hotel led RevPAR growth with an increase in ADR from increased group demand. RevPAR at our Florida hotels increased primarily due to an increase in occupancy from both group and transient business. Our Washington D.C. hotels experienced an increase in ADR of 4.8% due to increased demand during the inauguration and related political events in the first quarter. The overall increase in RevPAR at our domestic hotels was partially offset by declines in RevPAR in our New York, Chicago, New Orleans, and Northern California hotels. Our New York hotel experienced a decline in RevPAR, attributable to declines in occupancy and ADR, mainly resulting from disruptions from renovations during the year coupled with reduced demand. Chicago experienced a decline in RevPAR primarily attributable to a decline in ADR from a decrease in both group and transient business. Our New Orleans hotels experienced a decline in RevPAR due to the effects of Hurricane Harvey coupled with a decrease in group business. Northern California experienced an overall decline in RevPAR, attributable to lower ADR and occupancy as a result of decreased demand in 2017 associated with the renovations at the Moscone Convention Center, the Super Bowl taking place in San Francisco in February 2016, disruption from renovation of rooms during the first quarter of 2017, partially offset by increased group and transient demand in the second half of 2017.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions: During the year ended December 31, 2018, we sold 12 consolidated hotels and one hotel owned by unconsolidated affiliates. Refer to Note 3: “Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. Additionally, the results of operations during our period of ownership of the sold consolidated hotels are included within non-comparable revenues and operating expenses for the year ended December 31, 2018 compared to the same period in 2017.

•

Hurricane Maria: As a result of Hurricane Maria in September 2017, the Caribe Hilton sustained significant damage and was closed for the remainder of 2017 and all of 2018. While the results of operations are included within non-comparable revenues and operating expenses, the closure has resulted in a reduction in hotel revenues and expenses for the year ended December 31, 2018 compared to the same period in 2017, as well as the year ended December 31, 2017 compared to the same period in 2016.

Revenue

Rooms

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$1,637	$1,595	2.6%	$1,680	$1,672	0.5%
Non-comparable rooms revenue	79	199	(60.3)	114	123	(7.3)
Total rooms revenue	$1,716	$1,794	(4.3)%	$1,794	$1,795	(0.1)%

(1)Based on our 2018 comparable hotels as of December 31, 2018.

(2)Based on our 2017 comparable hotels as of December 31, 2017.

Comparable rooms revenue increased $42 million in 2018 and $8 million in 2017 primarily as a result of an increase in comparable hotel RevPAR of 2.9% and 0.7%, respectively. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” Non-comparable rooms revenue decreased $120 million in 2018 primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton. Non-comparable rooms revenue decreased $9 million in 2017 primarily from the post hurricane effect at the Caribe Hilton.

Food and beverage

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$672	$663	1.4%	$690	$656	5.2%
Non-comparable food and beverage revenue	41	76	(46.1)	49	63	(22.2)
Total food and beverage revenue	$713	$739	(3.5)%	$739	$719	2.8%

(1)Based on our 2018 comparable hotels as of December 31, 2018.

(2)Based on our 2017 comparable hotels as of December 31, 2017.

Comparable food and beverage revenue increased $9 million in 2018 and $34 million in 2017. The increases in food and beverage revenue at our comparable hotels in both 2018 and 2017 were as a result of an increase in banquet and catering revenue. Food and beverage revenue at our non-comparable hotels decreased $35 million in 2018 primarily as a result of our asset sales in 2018 and lost business at the Caribe Hilton.  Food and beverage revenue declined $14 million in 2017 primarily from reduced group demand resulting in a decrease in catering revenue at the Hilton Waikoloa Village.

Ancillary hotel

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$179	$156	14.7%	$158	$152	3.9%
Non-comparable ancillary hotel revenue	57	38	50.0	36	38	(5.3)
Total ancillary hotel revenue	$236	$194	21.6%	$194	$190	2.1%

(1)Based on our 2018 comparable hotels as of December 31, 2018.

(2)Based on our 2017 comparable hotels as of December 31, 2017.

Ancillary revenue at our comparable hotels increased $23 million in 2018 and $6 million in 2017 primarily as a result of an increase in resort and parking fees. Ancillary revenue at our non-comparable hotels increased $19 million in 2018 compared to 2017 as a result of the recognition of $25 million in business interruption proceeds for the Caribe Hilton.

Other

	Year ended December 31,			Year ended December 31,
	2018	2017	Percent Change	2017	2016	Percent Change
	(in millions)			(in millions)
Laundry revenue	$14	$13	7.7%	$13	$13	—%
Support service revenue	58	51	13.7	51	10	NM(1)
Total other revenue	$72	$64	12.5%	$64	$23	NM(1)

(1)	Percentage change is not meaningful.

Support service revenue increased $7 million in 2018 primarily due to an increase in the number of timeshare units for which we provide services. Support service revenue increased $41 million in 2017 primarily due to increases in revenue at the Hilton Hawaiian Village Waikiki Beach Resort earned from services agreements entered into with HGV in connection with the spin-off and an increase in the number of rooms of timeshare units for which we provide services.

Operating Expenses

Rooms

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$425	$413	2.9%	$434	$428	1.4%
Non-comparable rooms expense	24	53	(54.7)	32	36	(11.1)
Total rooms expense	$449	$466	(3.6)%	$466	$464	0.4%

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.

Non-comparable rooms expense decreased $29 million in 2018 as a result of our asset sales in 2018 and the closure of the Caribe Hilton.  Non-comparable rooms expense decreased $4 million in 2017 primarily from the post hurricane effect at the Caribe Hilton.

Food and beverage

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$461	$451	2.2%	$473	$456	3.7%
Non-comparable food and beverage expense	34	60	(43.3)	38	47	(19.1)
Total food and beverage expense	$495	$511	(3.1)%	$511	$503	1.6%

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.

Food and beverage expense at our comparable hotels increased $10 million in 2018 and $17 million in 2017 primarily as a result of increases in banquet and catering expenses from the costs associated with the increase in group food and beverage business. Non-comparable food and beverage expense decreased $26 million in 2018 primarily as a result of our asset sales in 2018 and the closure of the Caribe Hilton.  Non-comparable food and beverage expense decreased $9 million in 2017 primarily as a result of decreases in wages and benefits.

Other departmental and support

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$571	$561	1.8%	$599	$580	3.3%
Non-comparable other departmental and support expense	55	91	(39.6)	53	73	(27.4)
Total other departmental and support expense	$626	$652	(4.0)%	$652	$653	-0.2%

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.

Other departmental and support expense at our non-comparable hotels decreased $36 million in 2018 primarily from our asset sales in 2018 and the closure of the Caribe Hilton.  Other departmental and support expense decreased $20 million in 2017 at our non-comparable hotels primarily from the post hurricane effect at the Caribe Hilton.

Other property-level

	Year ended December 31,			Year ended December 31,
	2018(1)	2017(1)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$195	$188	3.7%	$194	$182	6.6%
Non-comparable other property-level expense	12	18	(33.3)	12	11	9.1
Total other property-level expense	$207	$206	0.5%	$206	$193	6.7%

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.

Other property-level expenses at our non-comparable hotels decreased $6 million in 2018 primarily due to our asset sales in 2018 and the closure of the Caribe Hilton.

Management and franchise fees

	Year ended December 31,			Year ended December 31,
	2018(1)	20171)	Percent Change	2017(2)	2016(2)	Percent Change
	(in millions)			(in millions)
Comparable management and franchise fees expense	$129	$126	2.4%	$131	$82	59.8%
Non-comparable management and franchise fees expense	9	15	(40.0)	10	9	11.1
Total management and franchise fees expense	$138	$141	(2.1)%	$141	$91	54.9%

(1)	Based on our 2018 comparable hotels as of December 31, 2018.
(2)	Based on our 2017 comparable hotels as of December 31, 2017.

Management and franchise fees at our comparable hotels increased $49 million in 2017 as a result of the management agreements we entered into in connection with the spin-off.  Non-comparable management and franchise fees decreased $6 million in 2018 primarily due to our asset sales in 2018.

Casualty gain (loss) and impairment loss, net

During the year ended December 31, 2017 we recognized $16 million of casualty loss from Hurricanes Irma and Maria; refer to Note 4: “Property and Equipment” and Note 16: “Commitments and Contingencies” in our consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. Additionally, we recognized $10 million of impairment losses related to certain of our hotels either classified as held for sale as of December 31, 2017 or that were sold in January 2018.

During the year ended December 31, 2016, we recorded an impairment of $15 million for certain hotel assets resulting from a significant decline in market value of those assets. Refer to Note 8: “Fair Value Measurements” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Corporate general and administrative

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
General and administrative expenses	$43	$42	$45	2.4%	(6.7)%
Transition expense	3	9	26	(66.7)	(65.4)
Transaction expense	2	2	—	—	NM(1)
Severance expense	1	1	—	—	NM(1)
Share-based compensation expense	16	14	—	14.3	NM(1)
Total corporate general and administrative	$65	$68	$71	(4.4)%	(4.2)%

(1)	Percentage change is not meaningful.

Transition costs decreased $6 million during 2018 as we incurred more costs during 2017 related to our establishment as an independent company after our spin-off. Prior to 2017, general and administrative and transition costs were allocated to us by Hilton.

Other

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Laundry expense	$18	$16	$14	12.5%	14.3%
Support services expense	55	47	5	17.0	NM(1)
Total other	$73	$63	$19	15.9%	NM(1)

(1)	Percentage change is not meaningful.

The increase in support services expense in 2018 is primarily attributable to an increase in total number of timeshare units for which we provide services. The increase in support services expense in 2017 was primarily due to increased costs at the Hilton Hawaiian Village Waikiki Beach Resort in relation to services agreements entered into with HGV in connection with the spin-off and an increase in the number of timeshare units for which we provide services.

Gain on sales of assets, net

During the year ended December 31, 2018, we recognized a gain of $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels. Additionally, we recognized a $2 million loss as a result of the sale of furniture and equipment to the ground lessor at the Hilton Chicago O’Hare Airport, in connection with the termination of the ground lease. Refer to Note 3: “Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Non-operating Income and Expenses

Interest expense

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
SF and HHV CMBS Loans(2)	$85	$85	$17	—	NM(1)
Existing CMBS Loan(3)	—	—	121	—	NM(1)
Mortgage Loans	9	8	25	12.5	(68.0)
Term Loan	26	19	—	36.8	NM(1)
Other	7	12	18	(41.7)	(33.3)
Total interest expense	$127	$124	$181	2.4%	(31.5)%

(1)	Percentage change is not meaningful.
(2)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(3)	During 2016, we repaid in full the 2013 CMBS loan (“Existing CMBS Loan”).

Interest expense on the Term Loan increased $7 million in 2018 primarily as a result of an increase in the one-month LIBOR of approximately 100 basis points during 2018. Other interest expense decreased $5 million in 2018 as a result of the repayment of $55 million of unsecured notes in December 2017. In connection with the spin-off, we refinanced certain of our outstanding debt, resulting in a decrease in interest expense in 2017 compared to 2016.

Our current debt outstanding is approximately $3.0 billion at a weighted average interest rate of 4.1%, of which approximately 74% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Equity in earnings from investments in affiliates

The $22 million decrease in 2018 compared to 2017 was due to an $18 million distribution in excess of the investment carrying amount of one of our unconsolidated affiliates that was received in 2017.

The $37 million increase in 2017 compared to 2016 was due to the $18 million distribution in excess of the investment carrying amount of one of our unconsolidated affiliates received in 2017. Additionally, in 2016, we recognized an impairment loss of $17 million related to one of our investments in affiliates.

Other gain (loss), net

During the year ended December 31, 2018, we recognized a net gain of $102 million, which is primarily due to the sale of our interests in the unconsolidated affiliates that owned the Hilton Berlin. Refer to Note 3: “Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

In 2016, we recognized a net loss primarily as a result of the recognition of $19 million in remaining deferred financing costs associated with the debt payoff of the Existing CMBS Loan, which was fully repaid in December 2016.

Income tax (expense) benefit

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Income tax (expense) benefit	(23)	2,346	(82)	NM(1)	NM(1)

(1)	Percentage change is not meaningful.

Income tax expense for the year ended December 31, 2018 included $10 million of deferred income tax expense from an additional built-in gain deferred tax liability resulting from the enactment of the Tax Cuts and Jobs Act, which prohibits the sale of ancillary hotel furniture, fixtures and equipment to be included in a like-kind exchange.

For the year ended December 31, 2017, we recognized an income tax benefit of $2,351 million as a result of the derecognition and re-measurement of deferred tax assets and liabilities. In addition, we recognized an income tax benefit of approximately $25 million associated with the reduction of the corporate tax rate to 21% as a result of the enactment of the Tax Cuts and Jobs Act. The income tax benefit was partially offset by current income tax expense associated with our taxable REIT subsidiaries and foreign operations of $32 million.

Prior to January 4, 2017, we were included in the Hilton’s tax group and subject to corporate income taxes at an effective U.S. federal, state and foreign tax rate of approximately 39%. Refer to Note 10: “Income Taxes” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our revolving credit facility (“Revolver”) and issuing securities.  As of December 31, 2018, we had total cash and cash equivalents of $425 million, including $15 million of restricted cash. Restricted cash consists of cash restricted as to use by our debt agreements. In addition, we had $1 billion of available capacity remaining under our Revolver and the ability to raise capital through the issuance of securities under our shelf-registration statement on Form S-3.

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

We finance our business activities primarily with existing cash and cash generated from our operations, and if necessary, short-term borrowing under our Revolver or proceeds from public offerings of other securities. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and capital expenditures for the foreseeable future. Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in millions)
Net cash provided by operating activities	$444	$653	$399	(32.0)%	63.7%
Net cash provided by (used in) investing activities	419	(165)	(224)	NM(1)	(26.3)
Net cash (used in) provided by financing activities	(816)	(459)	29	NM(1)	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $209 million decrease in net cash provided by operating activities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $47 million increase in cash paid for income taxes. This was coupled with decreases in working capital resulting from the timing of receipts from our customers and payments to our vendors and other third parties.

The $254 million increase in net cash provided by operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $51 million decrease in cash paid for interest and a $130 million decrease in income tax payments. Additionally, the change was due to the timing of payments to our hotel manager, resulting in a $50 million increase, and the timing of payments to our vendors, resulting in a $20 million increase.

Investing Activities

For the year ended December 31, 2018, net cash provided by investing activities of $419 million was primarily attributable to $519 million in net proceeds from the sale of 13 hotels and $88 million of insurance proceeds received for property damage claims; refer to Note 3: “Dispositions and Assets Held for Sale” and Note 4: “Property and Equipment” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. This amount was offset by $188 million of capital expenditures for property and equipment at our hotels.

For the years ended December 31, 2017 and 2016, net cash used in investing activities of $165 million and $224 million, respectively, consisted primarily of capital expenditures for property and equipment at our hotels. Capital expenditures in 2017 were offset by a $19 million distribution from unconsolidated affiliates representing returns of our investments.

Financing Activities

For the year ended December 31, 2018, net cash used in financing activities of $816 million is primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million and $464 million of dividends paid.

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

We declared the following dividends to holders of our common stock during 2018:

Record Date	Payment Date	Dividend per Share
March 30, 2018	April 16, 2018	$0.43
June 29, 2018	July 16, 2018	$0.43
June 29, 2018	July 16, 2018(1)	$0.45
September 28, 2018	October 15, 2018	$0.43
December 31, 2018	January 15, 2019(2)	$1.00

(1)	We utilized a portion of the net proceeds from the sale of the Hilton Berlin to declare a special cash dividend of $0.45 per share, or approximately $90 million.
(2)

Of the full $1.00 per share payment, $0.70 per share represented the fourth quarter payment based on 2018 results of operations. The remaining $0.30 per share was attributable to gains from the sale of our assets during 2018.

Debt

As of December 31, 2018, our total indebtedness was approximately $3 billion, excluding approximately $233 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Debt(1)(2)	$3,678	$122	$1,006	$939	$1,611
Operating leases(3)	355	27	56	49	223
Total contractual obligations	$4,033	$149	$1,062	$988	$1,834

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 2.52% as of December 31, 2018.
(3)

Only includes our future minimum lease payments, refer to Note 9: “Leases” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2018 included construction contract commitments of approximately $34 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Goodwill

We review the carrying value of our goodwill by comparing the carrying values of our reportable units to their fair values. Our reporting units are the same as our operating segments as described in Note 15: “Geographic and Business Segment Information”. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting unit quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting unit. When using a discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on the reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for the reporting unit is based on consideration of capital structures of comparable publicly traded REITs. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. A change in our estimates and assumptions that would reduce the fair value of our reporting units by 10% would not result in an impairment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk primarily from changes in interest rates, which may affect our future income, cash flows and fair value, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged.

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. Interest rates on our variable-rate debt discussed below are based on one-month LIBOR, so we are most vulnerable to changes in this rate.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2018 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2019	2020	2021	2022	2023	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt (1)	$—	$12	$—	$2	$729	$1,434	$2,177	$2,091
Average interest rate							4.17%
Variable-rate debt	$—	$—	$750	$30	$—	$—	$780	$762
Average interest rate							4.00%

(1)	Excludes capital lease obligations with a carrying value of $1 million as of December 31, 2018.

Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 28, 2019

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31
	2018	2017
ASSETS
Property and equipment, net	$7,975	$8,311
Assets held for sale, net	—	37
Investments in affiliates	50	84
Goodwill	607	606
Intangibles, net	27	41
Cash and cash equivalents	410	364
Restricted cash	15	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	153	125
Prepaid expenses	82	48
Other assets	44	83
TOTAL ASSETS (variable interest entities - $242 and $240)	$9,363	$9,714
LIABILITIES AND EQUITY
Liabilities
Debt	$2,948	$2,961
Accounts payable and accrued expenses	183	198
Due to hotel manager	137	141
Due to Hilton Grand Vacations	135	138
Deferred income tax liabilities	42	65
Other liabilities	332	249
Total liabilities (variable interest entities - $217 and $217)	3,777	3,752
Commitments and contingencies - refer to Note 16
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,290,458 shares issued and 201,198,381 shares outstanding as of December 31, 2018 and 214,873,778 shares issued and 214,845,244 shares outstanding as of December 31, 2017	2	2
Additional paid-in capital	3,589	3,825
Retained earnings	2,047	2,229
Accumulated other comprehensive loss	(6)	(45)
Total stockholders' equity	5,632	6,011
Noncontrolling interests	(46)	(49)
Total equity	5,586	5,962
TOTAL LIABILITIES AND EQUITY	$9,363	$9,714

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Rooms	$1,716	$1,794	$1,795
Food and beverage	713	739	719
Ancillary hotel	236	194	190
Other	72	64	23
Total revenues	2,737	2,791	2,727

Operating expenses
Rooms	449	466	464
Food and beverage	495	511	503
Other departmental and support	626	652	653
Other property-level	207	206	193
Management and franchise fees	138	141	91
Casualty (gain) loss and impairment loss, net	(1)	26	15
Depreciation and amortization	277	288	300
Corporate general and administrative	65	68	71
Other	73	63	19
Total expenses	2,329	2,421	2,309

Gain on sales of assets, net	96	1	1

Operating income	504	371	419

Interest income	6	2	2
Interest expense	(127)	(124)	(181)
Equity in earnings from investments in affiliates	18	40	3
(Loss) gain on foreign currency transactions	(3)	(4)	3
Other gain (loss), net	102	—	(25)

Income before income taxes	500	285	221
Income tax (expense) benefit	(23)	2,346	(82)
Net income	477	2,631	139
Net income attributable to noncontrolling interests	(5)	(6)	(6)
Net income attributable to stockholders	$472	$2,625	$133

Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax of $4, $0 and $(4)	39	22	(7)
Total other comprehensive income (loss)	39	22	(7)
Comprehensive income	$516	$2,653	$132
Comprehensive income attributable to noncontrolling interests	(5)	(6)	(6)
Comprehensive income attributable to stockholders	$511	$2,647	$126
Earnings per share:
Earnings per share - Basic	$2.32	$12.38	$0.67
Earnings per share - Diluted	$2.31	$12.21	$0.67

Weighted average shares outstanding - Basic	203	211	198
Weighted average shares outstanding - Diluted	204	214	198

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$477	$2,631	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	288	300
Gain on sales of assets, net	(96)	(1)	(1)
Casualty (gain) loss and impairment loss, net	(1)	16	15
Equity in earnings from investments in affiliates	(18)	(40)	(3)
Loss (gain) on foreign currency transactions	3	4	(3)
Other (gain) loss, net	(102)	—	25
Share-based compensation expense	16	14	—
Amortization of deferred financing costs	4	5	11
Distributions from unconsolidated affiliates	18	19	19
Deferred income taxes	(20)	(2,378)	(66)
Changes in operating assets and liabilities:
Accounts receivable, net	(27)	4	(9)
Prepaid expenses	(34)	8	(6)
Other assets	(34)	(1)	(1)
Accounts payable and accrued expenses	(21)	20	(1)
Due to hotel manager	(4)	50	(18)
Other liabilities	14	20	(5)
Other	(8)	(6)	3
Net cash provided by operating activities	444	653	399
Investing Activities:
Capital expenditures for property and equipment	(188)	(185)	(227)
Proceeds from asset dispositions, net	369	—	—
Proceeds from the sale of investments in affiliates, net	150	—	—
Insurance proceeds for property damage claims	88	2	—
Investments in affiliates	—	(1)	—
Distributions from unconsolidated affiliates	—	19	3
Net cash provided by (used in) investing activities	419	(165)	(224)
Financing Activities:
Dividends paid	(464)	(386)	—
Distributions to noncontrolling interests	(2)	(6)	(32)
Tax withholdings on share-based compensation	(2)	(3)	—
Repurchase of common stock	(348)	—	—
Contribution from Parent	—	—	987
Borrowings	—	—	2,915
Repayment of debt	—	(55)	(3,680)
Debt issuance costs	—	—	(21)
Net transfers (to) from Parent	—	(9)	40
Cash dividends paid to Parent	—	—	(180)
Net cash (used in) provided by financing activities	(816)	(459)	29
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1)	—	2
Net increase in cash and cash equivalents and restricted cash	46	29	206
Cash and cash equivalents and restricted cash, beginning of period	379	350	144
Cash and cash equivalents and restricted cash, end of period	$425	$379	$350

For supplemental disclosures, refer to Note 17: “Supplemental Disclosures of Cash Flow Information.”

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2015	—	$—	$—	$—	$(63)	$2,884	$(24)	$2,797
Net income	—	—	—	—	—	133	6	139
Other comprehensive loss	—	—	—	—	(7)	—	—	(7)
Net transfers from Parent	—	—	—	—	—	40	—	40
Capital contribution from Parent	—	—	—	—		337		337
Cash contribution from Parent	—	—	—	—	—	987	—	987
Distribution to Parent	—	—	—	—	3	(259)	—	(256)
Cash dividends paid to Parent	—	—	—	—	—	(180)	—	(180)
Distributions to noncontrolling interests	—	—	—	—	—	—	(32)	(32)
Cumulative effect of the adoption of ASU 2015-02	—	—	—	—	—	(3)	1	(2)
Balance as of December 31, 2016	—	—	—	—	(67)	3,939	(49)	3,823
Net transfers to Parent	—	—	—	—	—	(13)	—	(13)
Issuance of common stock and reclassification of former Parent investment	198	2	3,924	—	—	(3,926)	—	—
Share-based compensation, net	1	—	11	—	—	—	—	11
Net income	—	—	—	2,625	—	—	6	2,631
Other comprehensive income	—	—	—	—	22	—	—	22
Dividends and dividend equivalents	16	—	(110)	(396)	—	—	—	(506)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2017	215	2	3,825	2,229	(45)	—	(49)	5,962
Share-based compensation, net	—	—	14	—	—	—	—	14
Net income	—	—	—	472	—	—	5	477
Other comprehensive income	—	—	—	—	39	—	—	39
Dividends and dividend equivalents	—	—	—	(556)	—	—	—	(556)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	—	(348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$—	$(46)	$5,586

Refer to the notes to the consolidated financial statements.

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

Allocations

Through January 3, 2017, the pre-spin consolidated statements of comprehensive income included allocations of corporate general and administrative expenses from Hilton on the basis of financial and operating metrics that Hilton historically used to allocate resources and evaluate performance against its strategic objectives. We considered the basis on which expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the historical periods presented. However, the allocations may not include all of the actual expenses that would have been incurred by us and may not reflect our consolidated results of operations, financial position and cash flows had we been a stand-alone company during the historical periods presented. Actual costs that might have been incurred had we been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions we might have performed ourselves or outsourced and strategic decisions we might have made in areas such as information technology and infrastructure. Following the spin-off, we performed these functions using our own resources or purchased services. For an interim period, some of these functions were provided by Hilton through a transition services agreement (“TSA”). The majority of the services provided pursuant to the TSA were terminated effective January 1, 2018 and the TSA expired on December 31, 2018.

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

Reclassifications

Certain line items on the consolidated balance sheet as of December 31, 2017 and on the statements of comprehensive income  and statements of cash flows for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current period presentation.

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

Investments in Affiliates

The consolidated financial statements include entities in which we have a controlling financial interest, including VIEs where we are the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. References in these financial statements to net income (loss) attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.

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

We have two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of the Merger. Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Merger. We review the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value. In any year, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of the reporting unit. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within casualty (gain) loss and impairment loss, net in our consolidated statements of comprehensive income.

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

Revenue Recognition

Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues are from our laundry business and service arrangements with Hilton Grand Vacations (“HGV”). Hotel operating revenues are disaggregated into room revenue, food and beverage revenue, ancillary hotel revenue and other revenue on the consolidated statements of comprehensive income to illustrate how economic factors affect the nature, amount and timing, and uncertainty of revenue and cash flows.  Rooms revenue is recognized over time when rooms are occupied and food and beverage revenue is recognized at a point in time when goods and services have been delivered or rendered. Ancillary hotel revenue and other revenue is generally recognized at a point in time as goods and services are delivered or rendered.

We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price.  If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheet.  Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2018 and 2017 was $90 million and $80 million, respectively, and are generally recognized as revenue within a one-year period.  Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive income.

Currency Translation

The United States dollar (“USD”) is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s function currency are recognized as (loss) gain on foreign currency transactions in our consolidated statements of comprehensive income.

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

Income Taxes

We are a REIT for U.S. federal income tax purposes, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 related to our REIT activities, other than the derecognition and remeasurement of deferred tax assets and liabilities associated with our election to be taxed as a REIT and taxes associated with built-in gains related to our assets owned at the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

Through January 3, 2017, we had been included in the consolidated U.S. federal income tax return of Hilton, as well as certain state tax returns where Hilton files on a consolidated or combined basis, and foreign tax returns, as applicable. For purposes of our pre-spin consolidated financial statements, we have recorded deferred tax balances as if we filed tax returns on a stand-alone basis separate from Hilton, but not as a REIT. The separate return method applies the accounting guidance for income taxes to the stand-alone financial statements as if we were a separate taxpayer and a standalone enterprise for the periods presented. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. We believe that the assumptions and estimates used to determine these tax amounts are reasonable. However, our consolidated financial statements may not necessarily reflect what our tax amounts would have been if we had been a stand-alone enterprise during the periods presented.

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

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing guidance on accounting for leases in Leases (Topic 840) and generally requires all leases to be recognized in the statement of financial position. We anticipate recognizing a lease obligation liability for our long-term leases that are currently accounted for as operating leases ranging from $200 million to $225 million and a corresponding right-of-use asset. Additionally, we will reclassify below market ground lease intangibles of $23 million from intangibles, net on our consolidated balance sheet and $8 million of deferred rent liabilities from other liabilities on our consolidated balance sheet to the right-of-use asset. We anticipate electing certain practical expedients that will allow us to utilize historical lease classifications and electing an accounting policy to continue accounting for leases with an initial term of 12 months and less under existing guidance for operating leases.  We will adopt the ASU on January 1, 2019 using the optional transition method, which allows entities to initially apply the ASU at the adoption date without revising comparable periods.

Note 3: Dispositions and Assets Held for Sale

Dispositions

During the year ended December 31, 2018, we sold our interests in the 12 consolidated hotels listed in the table below and received total gross proceeds of $379 million. We recognized a net gain of approximately $98 million on the 12 hotels, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which is included in gain on sales of assets, net in our consolidated statements of comprehensive income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was $151 million. We recognized a net gain of approximately $107 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other gain (loss), net in our consolidated statements of comprehensive income.

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

Assets Held for Sale

Hilton Durban

In December 2017, we executed an agreement to sell the Hilton Durban, a wholly owned hotel, for a sales price of $33 million, which was payable in cash at closing and was subject to customary pro rations and adjustments. We disposed of the Hilton Durban in February 2018.

Assets and liabilities held for sale related to the Hilton Durban were as follows as of December 31, 2017:

(in millions)
Assets:
Property and equipment, net	$31
Cash and cash equivalents	2
Accounts receivable	2
Prepaid expenses	2
Total Assets Held for Sale	$37

Liabilities:
Liabilities related to assets held for sale(1)	$1
Total Liabilities Held for Sale	$1

(1)	Amounts included in other liabilities in our consolidated balance sheet as of December 31, 2017.

Note 4: Property and Equipment

Property and equipment were:

	December 31,
	2018	2017(1)
	(in millions)
Land	$3,344	$3,364
Buildings and leasehold improvements	5,616	5,911
Furniture and equipment	949	966
Construction-in-progress	124	117
	10,033	10,358
Accumulated depreciation and amortization	(2,058)	(2,047)
	$7,975	$8,311

(1)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Depreciation of property and equipment, including capital lease assets, was $273 million, $283 million and $295 million during the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018 and 2017, property and equipment included approximately $1 million and $20 million, respectively, of capital lease assets primarily consisting of buildings and leasehold improvements, net of $0 million and $10 million, respectively, of accumulated depreciation.

Certain capital lease assets were disposed of in connection with the sale of our UK portfolio in February 2018. Additionally, the City of Chicago did not extend the ground lease for the Hilton Chicago O’Hare Airport, which ended on December 31, 2018. Accordingly, the city of Chicago assumed ownership of the hotel as of the end of the contract term.

Transactions with HGV

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to HGV in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. The assets will be derecognized at the end of lease term. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. The lease term expires December 2019, but may be extended if mutually agreed to by all parties. During 2017, 134 of the 600 rooms at the Hilton Waikoloa Village previously transferred to HGV and leased back by us were released to HGV; accordingly, we derecognized $38 million of property and equipment, net, and the related $39 million liability due to HGV.  During 2018, we transferred a restaurant at the Hilton Waikoloa Village to HGV and derecognized $3 million of property and equipment, net and $3 million of the related liability due to HGV.

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

During the year ended December 31, 2017, we incurred $20 million of expenses and recognized a loss of $54 million for property and equipment that was damaged during the hurricanes, both of which are included in casualty (gain) loss and impairment loss, net in our consolidated statement of comprehensive income. We received $2 million of insurance proceeds, none of which related to business interruption insurance. The insurance receivable as of December 31, 2017 was $56 million, which is included within other assets in our consolidated balance sheets.

During the year ended December 31, 2018, we incurred an additional $35 million of expenses, and based upon additional information, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an additional insurance receivable of $57 million. We received $119 million of insurance proceeds, of which $25 million related to business interruption and $6 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our consolidated statements of comprehensive income. The insurance receivable as of December 31, 2018 was $25 million, which is included within other assets in our consolidated balance sheets.

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

	December 31,
	2018	2017
	(in millions)
Property and equipment, net	$223	$215
Cash and cash equivalents	12	14
Restricted cash	1	7
Accounts receivable, net	4	2
Prepaid expenses	2	2
Debt	207	207
Accounts payable and accrued expenses	7	8
Due to hotel manager	2	1
Other liabilities	1	1

During the years ended December 31, 2018 and 2017, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2018	2017
		(in millions)
Hilton Berlin(1)	40%	$—	$33
Hilton San Diego Bayfront	25%	19	20
All others (7 hotels)	20% - 50%	31	31
		$50	$84

(1)	Disposed of in May 2018. Refer to Note 3: “Dispositions and Assets Held for Sale” for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $955 million and $962 million as of December 31, 2018 and 2017, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill and Intangibles

Hilton allocated $3.5 billion of goodwill to us as part of the Merger and during the year ended December 31, 2008, we recognized a $2.7 billion impairment loss. Our goodwill balance and related activity was:

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2016	$2,706	$(2,102)	$604
Distribution to Parent	—	—	—
Foreign currency translation	2	—	2
Balance as of December 31, 2017	2,708	(2,102)	606
Distribution to Parent	—	—	—
Foreign currency translation	1	—	1
Balance as of December 31, 2018	$2,709	$(2,102)	$607

Intangible assets were:

	December 31,
	2018	2017
	(in millions)
Acquired below market leases	$61	$74
Other	10	10
Accumulated amortization	(44)	(43)
	$27	$41

As of December 31, 2018, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2019	$5
2020	4
2021	4
2022	3
2023	3
Thereafter	8
$27

Note 7: Debt

Debt balances, including obligations for capital leases, and associated interest rates as of December 31, 2018 were:

			Principal balance as of
	Interest Rate
	at December 31, 2018	Maturity Date	December 31, 2018	December 31, 2017
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.20%	2020 to 2026(1)	207	207
Term Loan	L + 1.45%	December 2021	750	750
Revolving Credit Facility(2)	L + 1.50%	December 2021(1)	—	—
Capital lease obligations(3)	Average rate of 3.07%	2021 to 2022	1	16
			2,958	2,973
Less: unamortized deferred financing costs and discount			(10)	(12)
			$2,948	$2,961

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	$1 billion available.
(3)	Capital lease obligations of $15 million were disposed of in connection with the sale of our UK portfolio in February 2018.

CMBS Loans and Mortgage Loans

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”). Both the SF CMBS Loan and the HHV CMBS Loan bear interest at a fixed-rate and require interest-only payments through their respective maturity dates. At any time after the permitted release date of May 1, 2019, or earlier subject to certain conditions, the SF CMBS Loan and HHV CMBS Loan may be partially or fully prepaid, subject to prepayment penalties.

Our mortgage loans, which are associated with our three consolidated VIEs, bear interest at either a fixed-rate or variable rate.

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2018 and 2017, our consolidated balance sheets included $15 million and $14 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

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

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2018 were:

Year	(in millions)
2019	$—
2020	12
2021	751
2022	32
2023	729
Thereafter(1)	1,434
$2,958

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$706	$725	$721
HHV CMBS Loan	3	1,275	1,214	1,275	1,256
Term Loan	3	750	732	750	749
Mortgage loans	3	207	201	207	204

During the years ended December 31, 2017 and 2016, respectively, we recognized impairment losses from the classification of the asset held for sale, a current expectation that is more likely than not an asset will be sold before the end of its previously estimated useful life, or for certain assets resulting from a significant decline in market value of those assets. No such impairment loss was recognized for the year ended December 31, 2018. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	December 31, 2017		December 31, 2016
	Fair Value(1)	Impairment Loss	Fair Value(2)	Impairment Loss
	(in millions)
Investments in affiliates	$—	$—	$7	$17
Property and equipment	92	10	6	14
Intangibles	—	—	—	1
Total	$92	$10	$13	$32

(1)	Fair value for the year ended December 31, 2017, was based upon the contracted sales price for a property, less costs to sell, as applicable (Level 2).
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

Note 9: Leases

We lease hotel properties, land and equipment under operating and capital leases.  We are subject to ground leases for 14 of our consolidated properties and 3 of our unconsolidated joint ventures. Our leases expire at various dates through 2071, with varying renewal options, and the majority expire before 2026.

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

The future minimum rent payments under non-cancelable operating leases, due in each of the next five years and thereafter as of December 31, 2018, were:

Operating Leases
Year	(in millions)
2019	$27
2020	28
2021	28
2022	27
2023	22
Thereafter	223
Total minimum rent payments	$355

Rent expense for all operating leases, included in other property-level expenses, was:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Minimum rentals	$31	$26	$25
Contingent rentals	20	23	21
	$51	$49	$46

Note 10: Income Taxes

We are a REIT for U.S. federal income tax purposes, and we expect to continue to be organized and operate so as to continue to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off and the remeasurement of deferred tax assets and liabilities.

H.R. 1, commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; the one-time transition tax on foreign cash and unremitted earnings; and the treatment of global intangible low-taxed income for REIT gross income purposes. We completed our analysis, and as a result of the changes in the Act, we recognized a $25 million income tax benefit for the year ended December 31, 2017 and an additional $8 million of income tax expense for the year ended December 31, 2018 when our analysis of the effects of the Act was completed.

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

Our tax provision includes U.S. federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S. income before tax	$498	$279	$188
Foreign income before tax	2	6	33
Income before income taxes	$500	$285	$221

The components of our (benefit) provision for income taxes were:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
U.S. Federal	$34	$21	$130
State	6	2	16
Foreign	3	9	2
Total current	43	32	148
Deferred:
U.S. Federal	(18)	(2,373)	(60)
State	—	—	(7)
Foreign	(2)	(5)	1
Total deferred	(20)	(2,378)	(66)
Total provision (benefit) for income taxes	$23	$(2,346)	$82

Reconciliations of our tax provision at the U.S. statutory rate to the (benefit) provision for income taxes were:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Statutory U.S. federal income tax provision	$105	$100	$77
State income taxes, net of U.S. federal tax benefit	3	2	9
Foreign income tax expense	2	4	5
U.S. benefit of foreign taxes	—	—	(3)
Change in deferred tax asset valuation allowance	—	3	(2)
Change in basis difference in foreign subsidiaries	—	—	(5)
Tax rate change	(2)	(25)	—
Non-deductible transaction costs	—	—	3
REIT income not subject to tax	(92)	(83)	—
Derecognition and remeasurement of deferred taxes	7	(2,347)	—
Other, net	—	—	(2)
Provision (benefit) for income taxes	$23	$(2,346)	$82

Through January 3, 2017, we had been included in the consolidated U.S. federal income tax return of Hilton, as well as certain state tax returns where Hilton filed on a consolidated or combined basis, and foreign tax returns, as applicable. During the year ended December 31, 2016, Hilton paid $146 million of income tax liabilities related to us.

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2018	2017
	(in millions)
Deferred income tax assets(1)	$3	$6
Deferred income tax liabilities	(42)	(65)
Net deferred tax liability	$(39)	$(59)

(1)	Included within other assets in our consolidated balance sheets.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$8	$10
Other reserves	—	1
Capital lease obligations	—	2
Deferred income	3	3
Property and equipment	1	7
Accrued compensation	3	2
Other	3	2
Total gross deferred tax assets	18	27
Less: valuation allowance	(4)	(4)
Deferred tax assets	$14	$23
Deferred tax liabilities:
Property and equipment	$(44)	$(77)
Investments	(9)	(4)
Other	—	(1)
Deferred tax liabilities	(53)	(82)
Net deferred tax liability	$(39)	$(59)

As of December 31, 2018, we had U.S. federal, state and foreign net operating loss carryforwards of $58 million, which resulted in deferred tax assets of $8 million. Our U.S. federal and state net operating loss carryforwards of approximately $10 million and $19 million begin to expire in 2038 and 2025, respectively and our foreign net operating loss carryforwards of approximately $29 million are not subject to expiration. There was no change to our valuation allowance during the year ended December 31, 2018.

For periods ended prior to January 4, 2017, Hilton filed income tax returns, including returns for us, with U.S. federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, U.S. federal and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2005. As of December 31, 2018, Hilton remains subject to U.S. federal examinations from 2006 through 2016, state examinations from 2006 through 2016 and foreign examinations of their income tax returns for the years 1997 through 2016. We will be subject to U.S. federal, state and foreign examinations for periods ending after January 4, 2017.

For U.S. federal income tax purposes, the cash distributions to stockholders are characterized as follows:

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Common distributions (per share):
Ordinary dividends	$1.64	$4.41
Qualified dividends	—	2.62
Capital gain distributions	1.32	—

Note 11: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2018, 6,059,579 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of December 31, 2018, 345,768 shares of common stock remain available for future issuance. For the years ended December 31, 2018 and 2017, we recognized $16 and $15 million of share-based compensation expense. As of December 31, 2018, unrecognized compensation expense was $17 million, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during each of the years ended December 31, 2018 and 2017 was $9 million.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	594,213	26.52
Vested	(106,795)	26.85
Forfeited	(25,779)	26.22
Unvested at December 31, 2017	461,639	26.47
Granted	367,463	27.34
Vested	(214,208)	26.67
Forfeited	(29,788)	27.48
Unvested at December 31, 2018	585,106	$26.89

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a two or three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	387,642	31.95
Vested	—	—
Forfeited	(16,085)	31.73
Unvested at December 31, 2017	371,557	31.96
Granted	179,774	29.47
Vested	—	—
Forfeited	(13,395)	30.48
Unvested at December 31, 2018	537,936	$31.16

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Year Ended December 31,
	2018	2017
Expected volatility(1)	20.0% - 24.0%	25.5% - 29.5%
Dividend yield(2)	—	—
Risk-free rate	2.4% - 2.7%	1.2% - 1.5%
Expected term	3 years	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2018	2017	2016(1)
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders(2)	$472	$2,625	$133
Earnings allocated to participating securities	(2)	(8)	—
Net income attributable to stockholders net of earnings allocated to participating securities	$470	$2,617	$133
Denominator:
Weighted average shares outstanding – basic	203	211	198
Unvested restricted shares	1	—	—
Net effect of shares issued with respect to E&P Dividend(3)	—	3	—
Weighted average shares outstanding – diluted	204	214	198

Basic EPS(4)	$2.32	$12.38	$0.67
Diluted EPS(4)	$2.31	$12.21	$0.67

(1)	For 2016, basic and diluted earnings per share was calculated using the number of shares of common stock outstanding upon the completion of the spin-off.
(2)	Includes the derecognition and remeasurement of deferred tax assets and liabilities for the year ended December 31, 2017 of $2,347 million associated with our intent to be taxed as a REIT.
(3)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off (“E&P Dividend”).
(4)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2018 and 2017 because their effect would have been anti-dilutive.

Note 13: Hotel Management Operating and License Agreements

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

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $53 million, $55 million and $56 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $134 million, $131 million and $130 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive income based upon the nature of services provided by such employees.

Note 14: Net Parent Investment

Net Parent investment on our historical consolidated balance sheets and consolidated statements of equity represents Hilton’s historical investment in us, the net effect of transactions with and allocations from Hilton and our accumulated earnings. Net transfers from Parent are included within Net Parent investment. There were no transfers (to) from Parent during the year ended December 31, 2018. The components of the net transfers (to) from Parent on the consolidated statements of cash flows and consolidated statements of equity were:

	Year Ended December 31,
	2017	2016
	(in millions)
Cash pooling and general financing activities	$(9)	$(172)
Corporate allocations	—	66
Income taxes	(4)	146
Net transfers (to) from Parent	$(13)	$40

Cash Management

Hilton uses a centralized approach for cash management. Transfers of cash both to and from Hilton are included within Net transfer from Parent on the consolidated statements of cash flows and consolidated statements of equity. Historically, Hilton has not charged us interest expense and we have not earned interest revenue on our net cash balance due to or from Hilton, respectively. Prior to 2017, cash at certain of our properties secured by our 2013 CMBS loans coupled with our non-wholly owned entities and VIEs (“Restricted Subsidiaries”) would only be transferred to the extent the Restricted Subsidiaries declare a dividend. During the year ended December 31, 2016, the Restricted Subsidiaries paid cash dividends which are presented in the consolidated statements of cash flows and consolidated statements of equity as cash dividends paid to Parent.

Corporate Allocations

Our historical consolidated statements of comprehensive income include allocations of costs from certain corporate and shared functions provided to us by Hilton. Refer to Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. During the year ended December 31, 2016 we recognized $66 million of costs within corporate general and administrative in the consolidated statements of comprehensive income related to allocations of corporate general and administrative expenses from Parent.

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

Note 15: Geographic and Business Segment Information

As of December 31, 2018, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Total consolidated hotel revenue	$2,665	$2,727	$2,704
Other revenues	72	64	23
Total revenues	$2,737	$2,791	$2,727

Hotel Adjusted EBITDA	$761	$758	$804
Other revenues	72	64	23
Casualty gain (loss) and impairment loss, net	1	(26)	(15)
Depreciation and amortization expense	(277)	(288)	(300)
Corporate general and administrative expense	(65)	(68)	(71)
Other expenses	(73)	(63)	(19)
Gain on sales of assets, net	96	1	1
Interest income	6	2	2
Interest expense	(127)	(124)	(181)
Equity in earnings from investments in affiliates	18	40	3
(Loss) gain on foreign currency transactions	(3)	(4)	3
Income tax (expense) benefit	(23)	2,346	(82)
Other gain (loss), net	102	—	(25)
Other items	(11)	(7)	(4)
Net income	$477	$2,631	$139

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	December 31,
	2018	2017
	(in millions)
Consolidated hotels	$9,305	$9,623
All other	58	91
	$9,363	$9,714

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2018		2017		2016
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
	(in millions)
United States(1)(2)	$2,676	$7,906	$2,618	$8,089	$2,580	$8,300
All other	61	69	173	222	147	241
	$2,737	$7,975	$2,791	$8,311	$2,727	$8,541

(1)

Includes revenues of $14 million for the year ended December 31, 2018 and $13 million for each of the years ended December 31, 2017 and 2016 from our laundry operations which is not part of our segment. Also includes property and equipment, net of $5 million, $5 million and $4 million as of December 31, 2018, 2017 and 2016, respectively, from our laundry operations.

(2)	Excludes $31 million of property and equipment, net classified as held for sale as of December 31, 2017.

Note 16: Commitments and Contingencies

We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to our two hotels in Key West, Florida and the Caribe Hilton from Hurricanes Irma and Maria in September 2017 and the resulting loss of business. We have estimated the total amount of damages and insurance proceeds based on all information available to date. As a result, we have recognized a total loss of $16 million representing losses up to the amount of our deductibles; refer to Note 4: “Property and Equipment.” The amount of the loss for property damage and insurance proceeds could change as more information becomes available about the nature and extent of damage. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of December 31, 2018, we had outstanding commitments under third-party contracts of approximately $34 million for capital expenditures at certain owned and leased hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process. In addition, losses related to certain contingent liabilities could be apportioned to us under the distribution and tax matters agreements related to the spin-off transaction.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We are also involved in litigation that is not in the ordinary course of business, for which we are indemnified under the distribution agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of December 31, 2018 will not have a material effect on our consolidated results of operations, financial position or cash flows.

Note 17: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2018, 2017 and 2016, was $123 million, $118 million and $169 million, respectively.

We paid $63 million and $16 million in income taxes in 2018 and 2017, respectively. There were no income taxes paid by us during the year ended December 31, 2016.

Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $15 million, $20 million, and $2 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

During the year ended December 31, 2018:

•	We transferred a restaurant at the Hilton Waikoloa Village to HGV and accordingly derecognized $3 million of property and equipment, net and $3 million of the related liability due to HGV.
•	We declared $206 million of dividends that were unpaid and accrued as of December 31, 2018.

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

Note 18: Selected Quarterly Financial Information (unaudited)

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

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$668	$731	$652	$686	$2,737
Operating income	174	149	84	97	504
Net income	149	218	55	55	477
Net income attributable to stockholders	150	216	52	54	472
Earnings per share - Basic(1)	0.71	1.07	0.26	0.27	2.32
Earnings per share - Diluted(1)	0.71	1.07	0.26	0.27	2.31

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

Note 19: Subsequent Events

In February 2019, we sold the Pointe Hilton Squaw Peak Resort in Phoenix, AZ for a sales price of approximately $51 million.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2018

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Waldorf Astoria Orlando	$—	$34	$274	$29	$8	$—	$34	$276	$35	$345	$(60)	2009	2/12/2015	3 - 40 years
Casa Marina, A Waldorf Astoria Resort	—	164	174	9	4	—	164	175	12	351	(25)	1920	2/17/2015	3 - 40 years
The Reach, A Waldorf Astoria Resort	—	57	67	3	(1)	—	57	64	5	126	(10)	1970	2/17/2015	3 - 40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275	925	807	17	314	—	964	1,019	80	2,063	(376)	1961	10/24/2007	3 - 40 years
New York Hilton Midtown	—	1,096	542	13	148	—	1,043	650	106	1,799	(225)	1963	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	—(1)	113	232	16	147	—	113	331	64	508	(129)	1964	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—	89	217	3	76	—	90	259	36	385	(101)	1977	10/24/2007	3 - 40 years
Hilton Chicago	—	69	233	12	153	—	69	338	60	467	(133)	1927	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—	160	340	25	96	—	154	393	74	621	(180)	1988	10/24/2007	3 - 40 years
Parc 55 San Francisco - A Hilton Hotel	725(1)	175	315	32	11	—	175	322	36	533	(61)	1984	2/12/2015	3 - 40 years
Hilton Orlando Bonnet Creek	—	15	377	31	16	—	16	386	37	439	(70)	2009	2/12/2015	3 - 40 years
Caribe Hilton	—	38	56	7	12	—	38	62	13	113	(23)	1949	10/24/2007	3 - 40 years
Hilton Chicago O’Hare Airport(2)	—	—	114	8	(122)	—	—	—	—	—	—	1971	10/24/2007	3 - 40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	33	—	—	157	23	180	(50)	1983	8/30/2010	3 - 40 years
Hilton Boston Logan Airport	—	—	108	6	20	—	—	121	13	134	(42)	1999	10/24/2007	3 - 40 years
Pointe Hilton Squaw Peak Resort	—	14	45	5	(19)	—	5	23	17	45	(14)	1977	10/24/2007	3 - 40 years
Hilton Miami Airport	—	64	36	3	37	—	64	60	16	140	(30)	1984	12/14/2007	3 - 40 years
Hilton Atlanta Airport	—	10	99	3	22	—	10	111	13	134	(41)	1989	10/24/2007	3 - 40 years
Hilton São Paulo Morumbi	—	18	116	4	35	(84)	9	69	11	89	(23)	2002	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—	50	82	3	(16)	—	23	55	41	119	(57)	1987	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	15	—	—	80	8	88	(33)	1961	10/24/2007	3 - 40 years
Hilton Oakland Airport	—	—	13	3	1	—	—	9	8	17	(7)	1970	10/24/2007	3 - 40 years
Hilton New Orleans Airport	—	12	32	4	17	—	12	38	15	65	(19)	1989	10/24/2007	3 - 40 years
Hilton Short Hills	—	59	54	3	20	—	59	65	12	136	(23)	1988	10/24/2007	3 - 40 years
Hilton Nuremberg Hotel	—	—	2	—	7	(1)	—	4	4	8	(5)	1990	5/31/2013	3 - 40 years

(1)	Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.
(2)	The ground lease for the Hilton Chicago O’Hare Airport terminated on December 31, 2018.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2018

		Initial Cost					Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Foreign Currency Adjustment	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Hilton Sheffield	—	—	14	2	(12)	(4)	—	—	—	—	—	1997	10/24/2007	3 - 40 years
Hilton Salt Lake City Center	—	—	—	10	20	—	—	9	21	30	(21)	2002	10/24/2007	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—	40	64	8	3	—	40	65	10	115	(15)	1973	6/2/2015	3 - 40 years
DoubleTree Hotel Washington DC—Crystal City	—	43	95	2	48	—	43	127	18	188	(51)	1982	12/14/2007	3 - 40 years
DoubleTree Hotel San Jose	—	15	67	5	22	—	15	79	15	109	(33)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30	14	58	3	9	—	12	60	12	84	(18)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	12	3	24	2	8	—	3	29	5	37	(9)	1986	1/1/2010	3 - 40 years
DoubleTree Hotel Seattle Airport	—	—	—	11	25	—	—	11	25	36	(27)	1969	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—	—	—	2	16	—	—	9	9	18	(10)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—	—	—	4	11	—	—	6	9	15	(9)	1977	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—	—	—	2	6	—	—	3	5	8	(5)	1985	10/24/2007	3 - 40 years
Hilton Santa Barbara Beachfront Resort	165	71	50	2	21	—	71	62	11	144	(15)	1986	10/24/2007	3 - 40 years
Embassy Suites Washington DC Georgetown	—	62	53	2	(25)	—	39	43	10	92	(14)	1990	12/4/2007	3 - 40 years
Embassy Suites Parsippany	—	6	32	1	3	—	6	33	3	42	(5)	1984	7/25/2014	3 - 40 years
Embassy Suites Kansas City—Plaza	—	—	26	1	2	—	—	27	2	29	(11)	1973	7/25/2014	3 - 40 years
Embassy Suites Austin—Downtown Town Lake	—	—	45	2	16	—	—	56	7	63	(26)	1983	10/24/2007	3 - 40 years
Embassy Suites Phoenix—Airport	—	—	15	1	(10)	—	—	2	4	6	(5)	1986	10/24/2007	3 - 40 years
Total	$2,207	$3,416	$5,085	$312	$1,197	$(89)	$3,328	$5,688	$905	$9,921	$(2,011)

(a)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Merger.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2018

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at beginning of period	$10,249	$10,310	$10,253
Additions during period:
Capital expenditures	192	198	224
Deductions during period:
Transfers to assets held for sale	—	(46)	—
Dispositions, including casualty losses and impairment loss on planned dispositions	(512)	(236)	(161)
Foreign exchange effect	(8)	23	(6)
Balance at end of period	$9,921	$10,249	$10,310

(B)	The change in accumulated depreciation for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance at beginning of period	$2,004	$1,832	$1,639
Additions during period:
Depreciation expense	268	280	292
Deductions during period:
Transfers to assets held for sale	—	(15)	—
Dispositions, including casualty losses	(262)	(85)	(95)
Foreign exchange effect	1	(8)	(4)
Balance at end of period	$2,011	$2,004	$1,832

(C)	The aggregate cost of real estate for U.S. federal income tax purposes is approximately $5.069 billion as of December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on March 17, 2017).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).

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

10.4	Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 4, 2017).

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

10.6

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

Exhibit Number	Description

10.7

Employment Agreement dated April 26, 2016, between Park Hotels & Resorts Inc. and Thomas J. Baltimore Jr (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10 (File No. 001-37795), as filed on September 16, 2016). †

10.8

Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on January 4, 2017). †

10.9

Park Hotels & Resorts Inc. 2017 Executive Deferred Compensation Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on January 4, 2017). †

10.10

Loan Agreement, dated as of October 24, 2016, among Hilton Hawaiian Village LLC, as Borrower, Hilton Hawaiian Village Lessee LLC, as Operating Lessee, and JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lender and the other parties thereto (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

10.11

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

10.12

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

10.13	Form of Performance Stock Unit Agreement by and between us and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 26, 2017). †

10.14

Form of Restricted Stock Agreement by and between us and each of Robert D. Tanenbaum and Thomas C. Morey (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 26, 2017).†

10.15

Form of Indemnification Agreement entered into between Park Hotels & Resorts Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 (File No. 0001-37795), filed on November 14, 2016).†

10.16	Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.17	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 1, 2017).†

Exhibit Number	Description
10.18	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.19	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.20	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.21	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.22	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†
10.23	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.24	Form of Performance Share Agreement (Converted Award – 2014 Grant) (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.25	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.26	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.27	Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2016 Grant) (incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.28	Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2015 Grant) (incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†
10.29

Form of Award Notice and Restricted Stock Unit Agreement (Converted Award—2016 Grant) by and between us and Thomas J. Baltimore, Jr. (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.30

Master Amendment and Option Agreement, by and among the Company, HNA Tourism Group Co., Ltd. and HNA HLT Holdco I LLC, dated March 5, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 5, 2018).

10.31*	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019).
10.32*	Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of January 25, 2019).
11.1	Computation of Per Share Earnings from Operations (included in the notes to the consolidated financial statements contained in this Report).

21*	Subsidiaries of Park Hotels & Resorts Inc.

Exhibit Number	Description

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith
†	Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: February 28, 2019	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2019
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2019
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 28, 2019
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	February 28, 2019
Gordon M. Bethune

/s/ Geoffrey M. Garrett	Director	February 28, 2019
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 28, 2019
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 28, 2019
Joseph I. Lieberman

/s/ Timothy J. Naughton	Director	February 28, 2019
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 28, 2019
Stephen I. Sadove