Form 10-Q
period 2019-03-31
Park Hotels & Resorts Inc.
filed 2019-05-06
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	PK	New York Stock Exchange

The number of shares of common stock outstanding on April 30, 2019 was 201,577,509.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$7,944	$7,975
Investments in affiliates	49	50
Goodwill	607	607
Intangibles, net	2	27
Cash and cash equivalents	276	410
Restricted cash	14	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	172	153
Prepaid expenses	76	82
Other assets	42	44
Operating lease right-of-use asset	212	—
TOTAL ASSETS (variable interest entities - $241 and $242)	$9,394	$9,363
LIABILITIES AND EQUITY
Liabilities
Debt	$2,949	$2,948
Accounts payable and accrued expenses	162	183
Due to hotel manager	110	137
Due to Hilton Grand Vacations	135	135
Deferred income tax liabilities	41	42
Other liabilities	213	332
Operating lease liability	204	—
Total liabilities (variable interest entities - $217 and $217)	3,814	3,777
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,715,453 shares issued and 201,539,398 shares outstanding as of March 31, 2019 and 201,290,458 shares issued and 201,198,381 shares outstanding as of December 31, 2018	2	2
Additional paid-in capital	3,588	3,589
Retained earnings	2,044	2,047
Accumulated other comprehensive loss	(6)	(6)
Total stockholders' equity	5,628	5,632
Noncontrolling interests	(48)	(46)
Total equity	5,580	5,586
TOTAL LIABILITIES AND EQUITY	$9,394	$9,363

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rooms	$405	$418
Food and beverage	183	183
Ancillary hotel	53	50
Other	18	17
Total revenues	659	668

Operating expenses
Rooms	107	112
Food and beverage	124	126
Other departmental and support	149	156
Other property-level	49	53
Management and franchise fees	33	33
Depreciation and amortization	62	70
Corporate general and administrative	17	16
Other	20	17
Total expenses	561	583

Gain on sales of assets, net	31	89

Operating income	129	174

Interest income	1	1
Interest expense	(32)	(31)
Equity in earnings from investments in affiliates	5	4
Gain on foreign currency transactions	—	1
Other gain, net	1	—

Income before income taxes	104	149
Income tax expense	(7)	—
Net income	97	149
Net (income) loss attributable to noncontrolling interests	(1)	1
Net income attributable to stockholders	$96	$150

Other comprehensive income, net of tax expense:
Currency translation adjustment, net of tax expense of $0	—	37
Total other comprehensive income	—	37

Comprehensive income	$97	$186
Comprehensive (income) loss attributable to noncontrolling interests	(1)	1
Comprehensive income attributable to stockholders	$96	$187

Earnings per share:
Earnings per share - Basic	$0.48	$0.71
Earnings per share - Diluted	$0.48	$0.71

Weighted average shares outstanding - Basic	201	211
Weighted average shares outstanding - Diluted	202	212

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income	$97	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	70
Gain on sales of assets, net	(31)	(89)
Equity in earnings from investments in affiliates	(5)	(4)
Gain on foreign currency transactions	—	(1)
Other gain, net	(1)	—
Share-based compensation expense	4	4
Amortization of deferred financing costs	1	1
Distributions from unconsolidated affiliates	6	1
Deferred income taxes	(1)	(5)
Changes in operating assets and liabilities	(60)	(83)
Net cash provided by operating activities	72	43
Investing Activities:
Capital expenditures for property and equipment	(64)	(53)
Proceeds from asset dispositions, net	65	360
Insurance proceeds for property damage claims	1	18
Net cash provided by investing activities	2	325
Financing Activities:
Dividends paid	(201)	(119)
Distributions to noncontrolling interests	(3)	—
Tax withholdings on share-based compensation	(5)	(1)
Repurchase of common stock	—	(348)
Net cash used in financing activities	(209)	(468)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	1
Net decrease in cash and cash equivalents and restricted cash	(135)	(99)
Cash and cash equivalents and restricted cash, beginning of period	425	379
Cash and cash equivalents and restricted cash, end of period	$290	$280

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$90	$86

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)			(8)
Balance as of March 31, 2019	201	$2	$3,588	$2,044	$(6)	$(48)	$5,580

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation, net	—	—	3	—	—	—	3
Net income (loss)	—	—	—	150	—	(1)	149
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents(1)	—	—	—	(88)	—	—	(88)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Balance as of March 31, 2018	201	$2	$3,578	$2,193	$(8)	$(50)	$5,715

(1)	Dividends declared per common share were $0.45 and $0.43 for the three months ended March 31, 2019 and 2018.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

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

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2018 except for the change in lease accounting, refer to “Recently Issued Accounting Pronouncements.”

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing lease accounting guidance in Leases (Topic 840) and generally requires all leases to be recognized on the statement of financial position. We adopted this ASU on January 1, 2019 using the optional transition method, which allows entities to initially apply the ASU at the adoption date without revising comparable periods. We consider an arrangement to contain a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for compensation. We elected certain practical expedients that allowed us to utilize historical lease classifications and elected an accounting policy to continue accounting for leases with an initial term of 12 months and less using existing guidance for operating leases. We did not elect the practical expedient that allows us to use hindsight to reassess our probability of exercising renewal options; however, we did include any renewal options controlled by the lessor. On a prospective basis, lease terms will include both renewal options that we are reasonably certain to exercise as well as renewal options controlled by the lessor.

Upon adoption, we recognized an operating lease right-of-use asset of $213 million representing the right to use land, buildings, and equipment over lease terms which include renewal options we have exercised, and renewal options controlled by the lessor, and a corresponding operating lease liability of $213 million representing the present value of our fixed lease payment obligations. We also recognized an $8 million impairment of the operating lease right-of-use asset associated with one of our previously impaired hotels as a cumulative effect of change in accounting principle within retained earnings. In addition, we reclassified $25 million of below market lease intangibles from intangibles, net and $8 million of deferred rent liabilities from other liabilities on our condensed consolidated balance sheet to the operating lease right-of-use asset. The discount rate used to calculate the operating lease right-of-use asset and operating lease liability was based on our estimated incremental borrowing rate at our adoption date of January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which adds recognition, measurement, and disclosure guidance on implementation costs of cloud computing arrangements. Implementation costs incurred by customers in cloud computing arrangements are deferred if they would be capitalized by customers in software license arrangements under the existing internal-use software guidance. We elected to early adopt this ASU as of January 1, 2019 on a prospective basis and there was no effect on our consolidated financial statements.

Note 3: Dispositions

Dispositions

During the three months ended March 31, 2019, we sold our interests in the Pointe Hilton Squaw Peak Resort and the Hilton Nuremberg hotels for total gross proceeds of $69 million and recognized a gain, net of selling costs of $31 million on these hotels which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

During the three months ended March 31, 2018, we sold 12 hotels for total gross proceeds of $379 million.  We recognized a net gain of approximately $89 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which was included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Note 4: Property and Equipment

Property and equipment were:

	March 31, 2019	December 31, 2018
	(in millions)
Land	$3,340	$3,344
Buildings and leasehold improvements	5,615	5,616
Furniture and equipment	941	949
Construction-in-progress	147	124
	10,043	10,033
Accumulated depreciation and amortization	(2,099)	(2,058)
	$7,944	$7,975

Depreciation of property and equipment was $62 million and $69 million during the three months ended March 31, 2019 and 2018, respectively.

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

During the three months ended March 31, 2019, we received $1 million of insurance proceeds related to property damage and recognized an additional $2 million related to business interruption. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive income. The insurance receivable as of March 31, 2019 and December 31, 2018 was $23 million and $25 million, respectively, and is included within other assets in our condensed consolidated balance sheets.

During the three months ended March 31, 2018, we incurred $7 million of expenses, and based upon additional information obtained during the period, we recognized a loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an insurance receivable of $29 million.  Additionally, we received $18 million of insurance proceeds related to property damage.

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

	March 31, 2019	December 31, 2018
	(in millions)
Property and equipment, net	$223	$223
Cash and cash equivalents	11	12
Restricted cash	2	1
Accounts receivable, net	4	4
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	8	7
Due to hotel manager	1	2
Other liabilities	1	1

During the three months ended March 31, 2019 and 2018, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2019	December 31, 2018
		(in millions)
Hilton San Diego Bayfront	25%	$18	$19
All others (7 hotels)	20% - 50%	31	31
		$49	$50

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $962 million and $955 million as of March 31, 2019 and December 31, 2018, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of March 31, 2019 were:

			Principal balance as of
	Interest Rate at March 31, 2019	Maturity Date	March 31, 2019	December 31, 2018
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.22%	2020 to 2026(1)	207	207
Term loan	L + 1.45%	December 2021	750	750
Revolving credit facility(2)	L + 1.50%	December 2021(1)	—	—
Financing lease obligations	3.07%	2021 to 2022	1	1
			2,958	2,958
Less: unamortized deferred financing costs and discount			(9)	(10)
			$2,949	$2,948

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	$1 billion available.

We are required to deposit with lenders certain cash reserves for restricted uses. As of March 31, 2019 and December 31, 2018, our condensed consolidated balance sheets included $14 million and $15 million, respectively, of restricted cash related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2019 were:

Year	(in millions)
2019	$—
2020	13
2021	751
2022	32
2023	728
Thereafter(1)	1,434
$2,958

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$727	$725	$706
HHV CMBS Loan	3	1,275	1,271	1,275	1,214
Term Loan	3	750	748	750	732
Mortgage loans	3	207	203	207	201

Note 8: Leases

We lease hotel properties, land and equipment under operating and financing leases.  We are subject to ground leases for 13 of our consolidated properties. Our leases expire, including options under lessor control, at various dates through 2076, with varying renewal options, and the majority expire before 2027.

Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The maturities of our non-cancelable operating lease liabilities, due in each of the next five years and thereafter as of March 31, 2019, were:

Operating Leases
Year	(in millions)
2019	$20
2020	27
2021	28
2022	27
2023	21
Thereafter	204
Total minimum rent payments	$327
Less: imputed interest	123
Total operating lease liabilities	$204

As of March 31, 2019 the weighted average remaining operating lease term was 15.8 years and the weighted average discount rate used to determine the operating lease liability was 5.7%.

The components of rent expense, primarily included in other property-level expenses in our condensed consolidated statements of comprehensive income, supplemental cash flow and non-cash information for all operating leases were:

Three Months Ended March 31,
2019
(in millions)
Operating lease expense	$7
Variable lease expense	3
Operating cash flows for operating leases	7
Right-of-use assets obtained in exchange for lease obligations(1)	213

(1)	Represents right-of-use assets recorded upon adoption of ASC 842, Leases, on January 1, 2019. No additional right-of-use assets were obtained during the three months ended March 31, 2019.

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes, and we expect to continue to be organized and operate in a manner to remain qualified as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off and the remeasurement of deferred tax assets and liabilities.

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

During the three months ended March 31, 2019, we recognized $7 million of income tax expense, which includes $1 million of tax recognized on the gain from assets sold during the period. During the three months ended March 31, 2018, our income tax expense of $5 million was offset by a $5 million deferred tax benefit.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2019, 5,507,852 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of March 31, 2019, 342,420 shares of common stock remain available for future issuance. For both the three months ended March 31, 2019 and 2018, we recognized $4 million of share-based compensation expense. As of March 31, 2019, unrecognized compensation expense was $27 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	585,106	$26.89
Granted	242,625	31.54
Vested	(201,600)	26.30
Forfeited	(5,329)	27.91
Unvested at March 31, 2019	620,802	$28.89

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE NAREIT Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	537,936	$31.16
Granted	312,978	34.26
Vested	(277,325)	31.25
Unvested at March 31, 2019	573,589	$32.81

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	20.5%
Dividend yield(2)	—
Risk-free rate	2.4%
Expected term	3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2019	2018
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$96	$150
Earnings allocated to participating securities	—	—
Net income attributable to stockholders net of earnings allocated to participating securities	$96	$150
Denominator:
Weighted average shares outstanding – basic	201	211
Unvested restricted shares	1	1
Weighted average shares outstanding – diluted	202	212

Basic EPS(1)	$0.48	$0.71
Diluted EPS(1)	$0.48	$0.71

(1)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2019 and 2018 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of March 31, 2019, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues:
Total consolidated hotel revenue	$641	$651
Other revenues	18	17
Total revenues	$659	$668

Hotel Adjusted EBITDA	$181	$174
Other revenues	18	17
Depreciation and amortization expense	(62)	(70)
Corporate general and administrative expense	(17)	(16)
Other expenses	(20)	(17)
Gain on sales of assets, net	31	89
Interest income	1	1
Interest expense	(32)	(31)
Equity in earnings from investments in affiliates	5	4
Gain on foreign currency transactions	—	1
Income tax expense	(7)	—
Other gain, net	1	—
Other items	(2)	(3)
Net income	$97	$149

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	March 31, 2019	December 31, 2018
	(in millions)
Consolidated hotels	$9,327	$9,305
All other	67	58
Total	$9,394	$9,363

Note 13: Commitments and Contingencies

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

As of March 31, 2019, we had outstanding commitments under third-party contracts of approximately $62 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process. In addition, losses related to certain contingent liabilities could be apportioned to us under the distribution and tax matters agreements related to the spin-off transaction.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We are also involved in litigation that is not in the ordinary course of business, and we are indemnified from certain of these claims under the distribution agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of March 31, 2019 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Note 14: Subsequent Events

In May 2019, we executed an agreement to sell the Embassy Suites Parsippany and the Hilton New Orleans Airport, both wholly owned hotels, for an aggregate sales price of $75 million, which is subject to customary prorations and adjustments.  In connection with these sales, we expect to recognize an impairment loss of approximately $9 million.  Additionally, we executed an agreement to sell the Hilton Atlanta Airport, a wholly owned hotel, for a sales price of $101 million, which is subject to customary prorations and adjustments. Both sales are currently expected to close in June 2019. Each of the sales agreements is subject to a customary due diligence termination right in favor of the applicable buyer. As well, each of the sales agreements is subject to customary closing conditions.

On May 5, 2019, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to in which we will acquire all of the outstanding shares of Chesapeake Lodging Trust (“Chesapeake”) in a cash and stock transaction valued at approximately $2.7 billion. Under the terms of the Merger Agreement, Chesapeake shareholders will receive $11.00 in cash and 0.628 shares of Park common stock for each Chesapeake share. In addition, Park has secured a $1.1 billion commitment to finance the cash component, repay certain of Chesapeake’s long-term debt and to fund a portion of the transaction costs. The transaction is subject to customary closing conditions, including receipt of the approval of Chesapeake shareholders. We currently expect the transaction to be completed in late third quarter or early fourth quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations, the expected completion of anticipated acquisitions and dispositions, the declaration and payment of future dividends statements about the benefits of the proposed transaction involving us and Chesapeake and statements that address operating performance, events or developments that we expect or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the proposed transaction to customers, employees, stockholders and other constituents of the combined company, the integration of us and Chesapeake, cost savings and the expected timetable for completing the proposed transaction, and other non-historical statements.. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements for various reasons, including risks associated with our ability to consummate the proposed transaction and the timing of the closing of the proposed transaction; the ability to satisfy conditions necessary to close the proposed transaction; applicable regulatory changes; the availability of financing; risks associated with acquisitions generally, including the integration of the combined companies’ businesses; risks associated with execution of anticipated asset dispositions; risks associated with achieving expected revenue synergies or cost savings; as well as other risks and uncertainties detailed from time to time in our filings with the SEC. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 51 hotels, consisting of premium-branded hotels and resorts with over 30,000 rooms, of which over 85% are luxury and upper upscale (as defined by Smith Travel Research) and over 97% are located in the U.S. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to: Note 12: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Outlook

The U.S. lodging industry benefited during 2018 from a positive macro-economic landscape overall, with fourth quarter of 2018 gross domestic product (“GDP”) increasing 2.2%, coupled with continued improvements in non-residential fixed business investment, a leading indicator of RevPAR performance. Our ability to experience continued RevPAR growth during the remainder of 2019 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on several macroeconomic factors, including corporate profitability, consumer confidence, employment (and resulting increase in wages) and GDP growth, coupled with supply growth and increased popularity of online booking services and short-term lodging websites.

Recent Events

During February and March 2019, we sold the Pointe Hilton Squaw Peak Resort for a sales price of $51 million and the Hilton Nuremburg for a sales price of $18 million.

In May 2019, we executed an agreement to sell the Embassy Suites Parsippany and the Hilton New Orleans Airport, both wholly owned hotels, for an aggregate sales price of $75 million, which is subject to customary prorations and adjustments.  Additionally, we executed an agreement to sell the Hilton Atlanta Airport, a wholly owned hotel, for a sales price of $101 million, which is subject to customary prorations and adjustments. Both sales are currently expected to close in June 2019. Each of the sales agreements is subject to a customary due diligence termination right in favor of the applicable buyer. As well, each of the sales agreements is subject to customary closing conditions.

On May 5, 2019, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”), which is currently expected to be completed in late third quarter or early fourth quarter of 2019.  Refer to Note 14: “Subsequent Events” in our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

2019 Comparable Hotels

Of the 43 hotels that we consolidated as of March 31, 2019, 42 have been classified as comparable hotels. Due to the continued effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from that property were excluded from our comparable hotels. Our comparable hotels as of March 31, 2019 also exclude one hotel returned to the lessor after the expiration of the ground lease in December 2018 and two consolidated hotels that were sold in February and March 2019.

2018 Comparable Hotels

Of the 46 hotels that we consolidated as of December 31, 2018, 44 hotels were classified as comparable hotels. Due to the conversion of a significant number of rooms at the Hilton Waikoloa Village to HGV timeshare units in 2017, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of December 31, 2018 also exclude the 12 consolidated hotels that were sold in January and February 2018.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2019(1)	2018(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$181	$166
Non-comparable Hotel Adjusted EBITDA	—	8
Hotel Adjusted EBITDA	$181	$174

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income	$97	$149
Depreciation and amortization expense	62	70
Interest income	(1)	(1)
Interest expense	32	31
Income tax expense	7	—
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	5	7
EBITDA	202	256
Gain on sales of assets, net	(31)	(89)
Gain on foreign currency transactions	—	(1)
Transition expense	—	2
Severance expense	1	—
Share-based compensation expense	4	4
Other items	—	2
Adjusted EBITDA	176	174
Less: Adjusted EBITDA from investments in affiliates	10	12
Less: All other(1)	(15)	(12)
Hotel Adjusted EBITDA	$181	$174

(1)	Includes other revenues and other expenses, non-income taxes on REIT leases included in other property-level expenses and corporate general and administrative expenses.

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

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Transaction costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;

•	Share-based compensation expense;
•	Casualty gains or losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2019	2018
	(in millions)
Net income attributable to stockholders	$96	$150
Depreciation and amortization expense	62	70
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	(31)	(89)
Equity investment adjustments:
Equity in earnings from investments in affiliates	(5)	(4)
Pro rata FFO of investments in affiliates	9	10
NAREIT FFO attributable to stockholders	130	136
Gain on foreign currency transactions	—	(1)
Transition expense	—	2
Severance expense	1	—
Share-based compensation expense	4	4
Other items	1	(4)
Adjusted FFO attributable to stockholders	$136	$137

NAREIT FFO per share - Diluted(1)	$0.65	$0.64
Adjusted FFO per share - Diluted(1)	$0.67	$0.65

(1)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Comparable Hotel Data

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

During the three months ended March 31, 2019, our comparable hotels experienced RevPAR growth of 4.5%, primarily attributable to an increase in both group and contract revenue of 10.3% and 19.3%, respectively, which offset a 0.5% decline in transient revenue. The increase in group and contract revenue was a result of increases in both occupancy and rate, whereas a 3.3% decrease in transient occupancy was only partially offset by a 2.9% increase in transient rate.  The following table sets forth data for our 2019 comparable hotels by geographic market as of March 31, 2019 and 2018:

	As of March 31, 2019		Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	2	3,970	$256.26	90.1%	$230.80	$253.55	92.1%	$233.47	(1.1)%
Northern California	6	4,279	285.99	84.0	240.34	250.06	81.3	203.28	18.2
Florida	6	3,294	260.88	86.8	226.40	260.56	86.4	225.17	0.5
Other	13	4,819	160.55	75.1	120.59	154.64	76.7	118.65	1.6
New Orleans	2	1,939	200.84	77.9	156.52	198.55	76.3	151.41	3.4
Chicago	3	1,883	132.38	57.2	75.71	130.59	60.9	79.48	(4.8)
New York	1	1,878	229.31	79.1	181.36	243.81	75.3	183.69	(1.3)
Southern California	4	1,304	169.64	85.4	144.92	158.03	77.1	121.88	18.9
Washington, D.C.	3	1,282	172.33	66.8	115.04	174.80	66.3	115.93	(0.8)
Total Domestic	40	24,648	$223.17	79.9%	$178.31	$214.92	79.4%	$170.68	4.5%
Total International	2	631	$158.89	65.1%	$103.47	$146.94	65.2%	$95.87	7.9%
All Markets	42	25,279	$221.86	79.5%	$176.44	$213.52	79.0%	$168.81	4.5%

During the three months ended March 31, 2019, the overall increase in RevPAR for our comparable hotels was primarily a result of increases in ADR and occupancy at both our Northern California and Southern California hotels.  Northern California benefited from an increase at our San Francisco hotels in group, contract and transient revenue of 42.1%, 16.1% and 9.7%, respectively. Southern California benefited primarily from a 52.7% RevPAR increase at the Hilton Santa Barbara Beachfront Resort from an increase in occupancy and rate following the renovation and repositioning of the hotel completed in April 2018.  RevPAR increased at our New Orleans hotels as a result of an increase in group revenue of 10.1% at the Hilton New Orleans Riverside and contract revenue, which more than doubled at the Hilton New Orleans Airport. The overall increase in RevPAR for our comparable hotels was partially offset by declines in RevPAR at our Hawaii and Chicago hotels. The decline in RevPAR in Hawaii was primarily a result of an 11.5% decrease in transient revenue at the Hilton Waikoloa Village, which has experienced continued disruption following the 2018 volcanic activity on the Big Island. The decline in Chicago is primarily a result of a 16.7% decrease in group revenue at the Hilton Chicago, resulting from fewer citywide event room nights when compared to the three months ended March 31, 2018, which was only partially offset by an 11.5% increase in transient revenue.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions: During the three months ended March 31, 2019 and 2018, we sold 2 and 12 consolidated hotels, respectively. Additionally, as of January 2019, we no longer lease the Hilton Chicago O’Hare.  The results of operations during our period of ownership of these hotels are included within non-comparable revenues and operating expenses.

Revenue

Rooms

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable rooms revenue	$401	$384	4.4%
Non-comparable rooms revenue	4	34	(88.2)
Total rooms revenue	$405	$418	(3.1)%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Comparable rooms revenue increased $17 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of an increase in comparable hotel RevPAR of 4.5%. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” Non-comparable rooms revenue decreased $30 million during the three months ended March 31, 2019 primarily as a result of our property dispositions.

Food and beverage

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable food and beverage revenue	$181	$170	6.5%
Non-comparable food and beverage revenue	2	13	(84.6)
Total food and beverage revenue	$183	$183	—

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Comparable food and beverage revenue increased $11 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of an increase in banquet and catering revenue. Food and beverage revenue at our non-comparable hotels decreased $11 million during the three months ended March 31, 2019 primarily as a result of our property dispositions.

Ancillary hotel

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable ancillary hotel revenue	$50	$47	6.4%
Non-comparable ancillary hotel revenue	3	3	—
Total ancillary hotel revenue	$53	$50	6.0%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Ancillary hotel revenue at our comparable hotels increased $3 million during the three months ended March 31, 2019 compared to the same period in 2018 as a result of an increase in resort and parking fees.

Other

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Laundry revenue	$3	$3	—%
Support service revenue	15	14	7.1
Total other revenue	$18	$17	5.9%

Operating Expenses

Rooms

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable rooms expense	$106	$103	2.9%
Non-comparable rooms expense	1	9	(88.9)
Total rooms expense	$107	$112	(4.5)%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Non-comparable rooms expense decreased $8 million during the three months ended March 31, 2019 compared to the same period in 2018 as a result of our property dispositions.

Food and beverage

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable food and beverage expense	$123	$117	5.1%
Non-comparable food and beverage expense	1	9	(88.9)
Total food and beverage expense	$124	$126	(1.6)%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Food and beverage expense at our comparable hotels increased $6 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of increases in banquet and catering expenses from the costs associated with the increase in the associated revenue. Non-comparable food and beverage expense decreased $8 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of our property dispositions.

Other departmental and support

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable other departmental and support expense	$145	$140	3.6%
Non-comparable other departmental and support expense	4	16	(75.0)
Total other departmental and support expense	$149	$156	(4.5)%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Other departmental and support expense at our comparable hotels increased $5 million during the three months ended March 31, 2019 compared to the same period in 2018 as a result of increases in administrative and general and sales and marketing expenses primarily as a result of an increase in business. Other departmental and support expense at our non-comparable hotels decreased $12 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of our property dispositions.

Other property-level

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable other property-level expense	$48	$47	2.1%
Non-comparable other property-level expense	1	6	(83.3)
Total other property-level expense	$49	$53	(7.5)%

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Other property-level expenses at our non-comparable hotels decreased $5 million during the three months ended March 31, 2019 compared to the same period in 2018 primarily as a result of our property dispositions.

Management and franchise fees

	Three Months Ended March 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable management and franchise fees expense	$33	$31	6.5%
Non-comparable management and franchise fees expense	—	2	(100.0)
Total management and franchise fees expense	$33	$33	—

(1)	Based on our 2019 comparable hotels as of March 31, 2019.

Corporate general and administrative

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
General and administrative expenses	$12	$10	20.0%
Share-based compensation expense	4	4	—
Transition expense	—	2	(100.0)
Severance expense	1	—	NM (1)
Total corporate general and administrative	$17	$16	6.3%

(1)	Percentage change is not meaningful.

Other

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Laundry expense	$5	$4	25.0%
Support services expense	15	13	15.4
Total other	$20	$17	17.6%

Gain on sales of assets, net

During the three months ended March 31, 2019, we recognized a gain of $31 million, as a result of the sale of two of our consolidated hotels. Refer to Note 3: “Dispositions” in our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the three months ended March 31, 2018, we recognized a gain of $89 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%
Mortgage Loans	2	2	—
Term Loan	7	6	16.7
Other	2	2	—
Total interest expense	$32	$31	3.2%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

Income tax expense

	Three Months Ended March 31,
	2019	2018	Percent Change
	(in millions)
Income tax expense	$7	$—	NM(1)

(1)	Percentage change is not meaningful.

During the three months ended March 31, 2019, we recognized $7 million of income tax expense, which includes $1 million of tax recognized on the gain from assets sold during the period. Income tax expense for the three months ended March 31, 2018 of $5 million was offset by an income tax benefit of $5 million.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our revolving credit facility (“Revolver”) and issuing securities.  As of March 31, 2019, we had total cash and cash equivalents of $290 million, including $14 million of restricted cash. Restricted cash consists of cash restricted as to use by our debt agreements. In addition, we had $1 billion of available capacity remaining under our Revolver and the ability to raise capital through the issuance of securities under our shelf-registration statement on Form S-3.

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

Merger Agreement

In May 2019, we entered into the Merger Agreement with Chesapeake, which is currently expected to close in late third quarter or early fourth quarter of 2019. Refer to Note 14: “Subsequent Events” in our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	March 31,
	2019	2018	Percent Change
	(in millions)
Net cash provided by operating activities	$72	$43	67.4%
Net cash provided by investing activities	2	325	NM(1)
Net cash used in financing activities	(209)	(468)	(55.3)%

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $29 million increase in net cash provided by operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to the timing of receipts from our customers and payments to our vendors and other third parties.

Investing Activities

The $323 million decrease in net cash provided by investing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily attributable to $295 million less in net proceeds received from the sale of hotels and $17 million less in insurance proceeds received for property damage claims, partially offset by an increase of $11 million in capital expenditures for property and equipment at our hotels.

Financing Activities

The $259 million decrease in net cash used in financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million during the three months ended March 31, 2018, partially offset by an increase in dividends paid of $82 million.

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

We declared the following dividends to holders of our common stock during 2019:

Record Date	Payment Date	Dividend per Share
March 29, 2019	April 15, 2019	$0.45
June 28, 2019	July 15, 2019	$0.45

Debt

As of March 31, 2019, our total indebtedness was approximately $3 billion, excluding approximately $234 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2019 included construction contract commitments of approximately $62 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims and lawsuits arising in the ordinary course of business or otherwise, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims and consumer protection claims. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which include commercial matters, we recognize a liability when we believe the loss is probable and can be reasonably estimated. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A. Risk Factors.

The following risk factors amend certain risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the risk factors revised below, which have been revised to reflect (i) our recently announced merger with Chesapeake Lodging Trust (“Chesapeake”) and (ii) amendments to our amended and restated certificate of incorporation which were approved by our stockholders at our Annual Meeting on April 26, 2019, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The proposed merger with Chesapeake Lodging Trust presents certain risks to our business and operations.

In May 2019, we entered into the Merger Agreement with Chesapeake, which provides for the merger of Chesapeake with and into one of our subsidiaries (the “Merger”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding common share of beneficial interest of Chesapeake will be converted into the right to receive 0.628 of a share (the “Exchange Ratio”) of our common stock and $11.00 in cash. We expect to complete the transaction in late third quarter or early fourth quarter of 2019, although we cannot assure you that the transaction will close on such timetable or at all. Because the Exchange Ratio is fixed and will not be adjusted in the event of any change in our stock price or the stock price of Chesapeake, our stockholders have no assurances of the market value of the consideration we will pay to Chesapeake shareholders in the Merger.  Neither we nor Chesapeake has the right to terminate the Merger Agreement based on an increase or decrease in the market price of our common stock.

Prior to closing, the Merger may present certain risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that:

•

failure to complete the Merger, including due to the failure of the Chesapeake stockholders to approve the Merger or the failure of us or Chesapeake to satisfy another closing condition outside of our control, could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the Merger whether or not the Merger is completed; and
•	the pendency of the Merger could adversely affect our business and operations, including by diverting significant focus of management and other resources.

In addition, certain risks may continue to exist at and following the closing of the Merger, including, among other things, that:

•

certain asset sales, including Chesapeake assets, that we expect to occur either before or shortly after closing of the Merger to reduce our leverage, may not occur on in the timeframe that we expect, and any delay or failure to complete such asset sales could adversely affect the combined company's credit profile;

•	we may be unable to successfully integrate our business and Chesapeake’s business successfully;
•	we may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe;
•	as a result of the Merger, we will have a significant amount of indebtedness and may need to incur more in the future;
•	our future results will suffer if we do not effectively manage our expanded operations; and
•	the market price of our common stock may decline as a result of the Merger.

Our amended and restated certificate of incorporation does not permit any person to own more than 9.8% of our outstanding common stock or more than 9.8% of any outstanding class or series of our preferred stock, and attempts to acquire our common stock or any class or series of our preferred stock in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

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

For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our amended and restated certificate of incorporation prohibits beneficial or constructive ownership by any person of more than 9.89%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code are complex and may cause shares of the outstanding common stock or preferred stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or any class or series of our preferred stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or any class or series of our preferred stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the amended and restated certificate of incorporation, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the amended and restated certificate of incorporation to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

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

Our amended and restated certificate of incorporation and bylaws contains provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

the restrictions on ownership and transfer of our stock discussed under the caption “Description of Capital Stock—Restrictions on Ownership and Transfer” prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock without the approval of our board of directors;

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock, or more than 9.8%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock.

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

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	7	$25.58	N/A	N/A
February 1, 2019 through February 28, 2019	77,411	$31.82	N/A	N/A
March 1, 2019 through March 31, 2019	6,560	$31.52	N/A	N/A
	83,978

(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the weighted average price paid per share is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. No shares of common stock were repurchased pursuant to the previously announced stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

2.1

Distribution Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 4, 2017).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).
10.1

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 28, 2019).

10.2

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 28, 2019).

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

Park Hotels & Resorts Inc.

Date: May 6, 2019	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2019	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 6, 2019	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)