Form 10-Q
period 2019-06-30
Park Hotels & Resorts Inc.
filed 2019-08-01
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of common stock outstanding on July 26, 2019 was 201,622,620.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$7,764	$7,975
Investments in affiliates	52	50
Goodwill	607	607
Intangibles, net	2	27
Cash and cash equivalents	310	410
Restricted cash	170	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	186	153
Prepaid expenses	88	82
Other assets	45	44
Operating lease right-of-use assets	207	—
TOTAL ASSETS (variable interest entities - $245 and $242)	$9,431	$9,363
LIABILITIES AND EQUITY
Liabilities
Debt	$2,949	$2,948
Accounts payable and accrued expenses	208	183
Due to hotel manager	117	137
Due to Hilton Grand Vacations	135	135
Deferred income tax liabilities	42	42
Other liabilities	204	332
Operating lease liabilities	200	—
Total liabilities (variable interest entities - $217 and $217)	3,855	3,777
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 201,799,199 shares issued and 201,621,099 shares outstanding as of June 30, 2019 and 201,290,458 shares issued and 201,198,381 shares outstanding as of December 31, 2018	2	2
Additional paid-in capital	3,591	3,589
Retained earnings	2,034	2,047
Accumulated other comprehensive loss	(5)	(6)
Total stockholders' equity	5,622	5,632
Noncontrolling interests	(46)	(46)
Total equity	5,576	5,586
TOTAL LIABILITIES AND EQUITY	$9,431	$9,363

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rooms	$435	$451	$840	$869
Food and beverage	195	205	378	388
Ancillary hotel	54	58	107	108
Other	19	17	37	34
Total revenues	703	731	1,362	1,399

Operating expenses
Rooms	113	112	220	224
Food and beverage	130	131	254	257
Other departmental and support	151	155	300	311
Other property-level	49	50	98	103
Management and franchise fees	36	39	69	72
Depreciation and amortization	61	69	123	139
Corporate general and administrative	22	15	39	31
Other	18	18	38	35
Total expenses	580	589	1,141	1,172

(Loss) gain on sales of assets, net	(12)	7	19	96

Operating income	111	149	240	323

Interest income	2	1	3	2
Interest expense	(33)	(31)	(65)	(62)
Equity in earnings from investments in affiliates	10	8	15	12
Loss on foreign currency transactions	—	(4)	—	(3)
Other (loss) gain, net	(1)	108	—	108

Income before income taxes	89	231	193	380
Income tax expense	(5)	(13)	(12)	(13)
Net income	84	218	181	367
Net income attributable to noncontrolling interests	(2)	(2)	(3)	(1)
Net income attributable to stockholders	$82	$216	$178	$366

Other comprehensive income, net of tax expense:
Currency translation adjustment, net of tax expense of $0, $1, $0, $1	1	—	1	37
Total other comprehensive income	1	—	1	37

Comprehensive income	$85	$218	$182	$404
Comprehensive income attributable to noncontrolling interests	(2)	(2)	(3)	(1)
Comprehensive income attributable to stockholders	$83	$216	$179	$403

Earnings per share:
Earnings per share - Basic	$0.40	$1.07	$0.88	$1.77
Earnings per share - Diluted	$0.40	$1.07	$0.88	$1.77

Weighted average shares outstanding - Basic	201	200	201	205
Weighted average shares outstanding - Diluted	202	201	202	206

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income	$181	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123	139
Gain on sales of assets, net	(19)	(96)
Equity in earnings from investments in affiliates	(15)	(12)
Loss on foreign currency transactions	—	3
Other gain, net	—	(108)
Share-based compensation expense	8	8
Amortization of deferred financing costs	2	2
Distributions from unconsolidated affiliates	13	6
Deferred income taxes	—	(3)
Changes in operating assets and liabilities	(49)	(158)
Net cash provided by operating activities	244	148
Investing Activities:
Capital expenditures for property and equipment	(120)	(86)
Proceeds from asset dispositions, net	229	368
Proceeds from the sale of investments in affiliates, net	—	150
Insurance proceeds for property damage claims	2	35
Net cash provided by investing activities	111	467
Financing Activities:
Dividends paid	(291)	(204)
Distributions to noncontrolling interests	(3)	(1)
Tax withholdings on share-based compensation	(6)	(2)
Repurchase of common stock	—	(348)
Net cash used in financing activities	(300)	(555)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)
Net increase in cash and cash equivalents and restricted cash	55	59
Cash and cash equivalents and restricted cash, beginning of period	425	379
Cash and cash equivalents and restricted cash, end of period	$480	$438

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$90	$177

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of March 31, 2019	201	2	3,588	2,044	(6)	(48)	5,580
Share-based compensation, net	1	—	3	—	—	—	3
Net income	—	—	—	82	—	2	84
Other comprehensive income	—	—	—	—	1	—	1
Dividends and dividend equivalents(1)	—	—	—	(92)	—	—	(92)
Balance as of June 30, 2019	202	$2	$3,591	$2,034	$(5)	$(46)	$5,576

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation, net	—	—	3	—	—	—	3
Net income (loss)	—	—	—	150	—	(1)	149
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents(1)	—	—	—	(88)	—	—	(88)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Balance as of March 31, 2018	201	2	3,578	2,193	(8)	(50)	5,715
Share-based compensation, net	—	—	3	—	—	—	3
Net income	—	—	—	216	—	2	218
Dividends and dividend equivalents(1)	—	—	—	(178)	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2018	201	$2	$3,581	$2,231	$(8)	$(49)	$5,757

(1)

Dividends declared per common share were $0.45 for both the three months ended March 31, 2019 and June 30, 2019. Dividends declared per common share were $0.43 for the three months ended March 31, 2018 and $0.88 for the three months ended June 30, 2018.

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

On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“Domestic”), and PK Domestic Sub LLC, a wholly-owned subsidiary of Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake will merge with and into Merger Sub (the “Merger”) and each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share (“Chesapeake common shares”) will be converted into the right to receive $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of our common stock will be issued in the Merger.  The value of any fractional interests to which a Chesapeake shareholder would otherwise be entitled will be paid in cash. The completion of the Merger is subject to various customary closing conditions, including, among other things, approval by Chesapeake’s common shareholders at a special meeting of shareholders of Chesapeake, which will be held on September 10, 2019. Contemporaneously with the execution of the Merger Agreement, our Operating Partnership and Domestic entered into a commitment letter with Bank of America, N.A. and BofA Merrill Lynch providing a $1.1 billion financing commitment for an unsecured delayed draw term loan facility (the “Term Facility”) to fund the Merger.  Refer to: Note 6: “Debt” for additional information.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2019.

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

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2018, except for the change in lease accounting, referred to under “Recently Issued Accounting Pronouncements.”

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

Note 3: Dispositions

Dispositions

During the six months ended June 30, 2019, we sold our interests in five consolidated hotels listed in the table below and we received total gross proceeds of $235 million and recognized a gain, net of selling costs, of $19 million on these hotels which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019

(1)	Hotels were sold as a portfolio in the same transaction.

During the six months ended June 30, 2018, we sold 12 consolidated hotels for total gross proceeds of $387 million.  We recognized a net gain of approximately $96 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which was included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

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

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2019	December 31, 2018
	(in millions)
Land	$3,314	$3,344
Buildings and leasehold improvements	5,520	5,616
Furniture and equipment	955	949
Construction-in-progress	66	124
	9,855	10,033
Accumulated depreciation and amortization	(2,091)	(2,058)
	$7,764	$7,975

Depreciation of property and equipment was $60 million and $69 million, respectively, during the three months ended June 30, 2019 and 2018, and $122 million and $139 million during the six months ended June 30, 2019 and 2018, respectively.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton in Puerto Rico. The Caribe Hilton remained closed throughout 2018 and reopened on May 15, 2019. Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles, in addition to loss of business.

During the six months ended June 30, 2019, we received $7 million of insurance proceeds, of which $2 million related to property damage, $3 million related to business interruption, and $2 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive income. The insurance receivable as of June 30, 2019 and December 31, 2018 was $22 million and $25 million, respectively, and is included within other assets in our condensed consolidated balance sheets.

During the six months ended June 30, 2018, we incurred $37 million of expenses, and based upon additional information obtained during the period, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an insurance receivable of $59 million.  Additionally, we received $43 million of insurance proceeds, of which $7 million related to business interruption.

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

	June 30, 2019	December 31, 2018
	(in millions)
Property and equipment, net	$221	$223
Cash and cash equivalents	14	12
Restricted cash	2	1
Accounts receivable, net	6	4
Prepaid expenses	2	2
Debt	207	207
Accounts payable and accrued expenses	7	7
Due to hotel manager	1	2
Other liabilities	2	1

During the six months ended June 30, 2019 and 2018, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2019	December 31, 2018
		(in millions)
Hilton San Diego Bayfront	25%	$20	$19
All others (7 hotels)(1)	20% - 50%	32	31
		$52	$50

(1)

In July 2019, we and the other owners of the entity that own the Conrad Dublin, entered into an agreement to sell the ownership interest in the entity.  Our interest in the Conrad Dublin was $7 million as of June 30, 2019 and December 31, 2018. Refer to: Note 14: "Subsequent Events" for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $962 million and $955 million as of June 30, 2019 and December 31, 2018, respectively. Substantially all of the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of June 30, 2019 were:

			Principal balance as of
	Interest Rate at June 30, 2019	Maturity Date	June 30, 2019	December 31, 2018
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.21%	2020 to 2026(1)	207	207
Term loan	L + 1.55%	December 2021	750	750
Revolving credit facility(2)	L + 1.60%	December 2021(1)	—	—
Financing lease obligations	3.07%	2021 to 2022	1	1
			2,958	2,958
Less: unamortized deferred financing costs and discount			(9)	(10)
			$2,949	$2,948

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	$1 billion available.

We are required to deposit with lenders certain cash reserves for restricted uses. As of both June 30, 2019 and December 31, 2018, our condensed consolidated balance sheets included $15 million of restricted cash related to our CMBS loans and mortgage loans.

In May 2019, we secured a commitment for the Term Facility for up to $1.1 billion to be used, if needed, to finance the proposed Merger with Chesapeake. The Term Facility includes a $250 million two-year delayed draw term loan tranche and a $850 million five-year delayed draw term loan tranche.  Borrowings from the Term Facility, if any, will bear interest at a base rate plus 1.35% to 2.65%, depending on our leverage ratio.  The base rate will be based on the highest of the Federal Funds Rate, Bank of America’s daily prime rate or LIBOR.  Beginning in August 2019, we will be required to pay an annual fee equal to 0.25% of the undrawn portion of the Term Facility. Additionally, we incurred upfront financing fees of $7 million as of June 30, 2019 and upon borrowing against the Term Facility, we anticipate paying an additional $3 million financing fee. As of June 30, 2019, no borrowings have been made from the Term Facility.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2019 were:

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

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of financial instruments not included in the table below are estimated to be equal to their carrying amounts. The fair value of certain financial instruments and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$742	$725	$706
HHV CMBS Loan	3	1,275	1,311	1,275	1,214
Term Loan	3	750	751	750	732
Mortgage loans	3	207	209	207	201

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

The maturities of our non-cancelable operating lease liabilities, due in each of the next five years and thereafter as of June 30, 2019, were:

Operating Leases
Year	(in millions)
2019	$13
2020	27
2021	28
2022	27
2023	21
Thereafter	204
Total minimum rent payments	$320
Less: imputed interest	120
Total operating lease liabilities	$200

As of June 30, 2019 the weighted average remaining operating lease term was 15.8 years and the weighted average discount rate used to determine the operating lease liabilities was 5.7%.

The components of rent expense, which are primarily included in other property-level expenses in our condensed consolidated statements of comprehensive income, supplemental cash flow and non-cash information for all operating leases were:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in millions)	(in millions)
Operating lease expense	$7	$14
Variable lease expense	4	7
Operating cash flows for operating leases	6	13
Right-of-use assets obtained in exchange for lease obligations(1)	—	213

(1)

For the six months ended June 30, 2019, balance represents right-of-use assets recorded upon adoption of ASC 842, Leases, on January 1, 2019. No additional right-of-use assets were obtained during the three and six months ended June 30, 2019.

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes, and we expect to continue to be organized and operate in a manner to remain qualified as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off including the remeasurement of associated deferred tax assets and liabilities.

We will be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable). Income tax expense during the three and six months ended June 30, 2019 is primarily related to taxable income from our TRSs.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2019, 5,499,328 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of June 30, 2019, 307,922 shares of common stock remain available for future issuance. For both the three months ended June 30, 2019 and 2018, we recognized $4 million of share-based compensation expense, and $8 million for both the six months ended June 30, 2019 and 2018. As of June 30, 2019, unrecognized compensation expense was $23 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	585,106	$26.89
Granted	284,994	31.54
Vested	(245,356)	26.71
Forfeited	(11,593)	30.10
Unvested at June 30, 2019	613,151	$29.07

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the six months ended June 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	537,936	$31.16
Granted	314,303	34.30
Vested	(277,325)	31.25
Forfeited	(672)	42.05
Unvested at June 30, 2019	574,242	$32.82

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	20.5%
Dividend yield(2)	—
Risk-free rate	2.4%
Expected term	3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$82	$216	$178	$366
Earnings allocated to participating securities	(1)	(1)	(1)	(1)
Net income attributable to stockholders net of earnings allocated to participating securities	$81	$215	$177	$365
Denominator:
Weighted average shares outstanding – basic	201	200	201	205
Unvested restricted shares	1	1	1	1
Weighted average shares outstanding – diluted	202	201	202	206

Basic EPS(1)	$0.40	$1.07	$0.88	$1.77
Diluted EPS(1)	$0.40	$1.07	$0.88	$1.77

(1)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2019 and 2018 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of June 30, 2019, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Total consolidated hotel revenue	$684	$714	$1,325	$1,365
Other revenues	19	17	37	34
Total revenues	$703	$731	$1,362	$1,399

Hotel Adjusted EBITDA	$209	$228	$390	$402
Other revenues	19	17	37	34
Depreciation and amortization expense	(61)	(69)	(123)	(139)
Corporate general and administrative expense	(22)	(15)	(39)	(31)
Other expenses	(18)	(18)	(38)	(35)
(Loss) gain on sales of assets, net	(12)	7	19	96
Interest income	2	1	3	2
Interest expense	(33)	(31)	(65)	(62)
Equity in earnings from investments in affiliates	10	8	15	12
Loss on foreign currency transactions	—	(4)	—	(3)
Income tax expense	(5)	(13)	(12)	(13)
Other (loss) gain, net	(1)	108	—	108
Other items	(4)	(1)	(6)	(4)
Net income	$84	$218	$181	$367

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	June 30, 2019	December 31, 2018
	(in millions)
Consolidated hotels	$9,362	$9,305
All other	69	58
Total	$9,431	$9,363

Note 13: Commitments and Contingencies

We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to our two hotels in Key West, Florida and the Caribe Hilton from Hurricanes Irma and Maria in September 2017 and the resulting loss of business. We have estimated the total amount of damages and insurance proceeds based on all information available to date. As a result, we have recognized a total loss of $16 million representing losses up to the amount of our deductibles. The amount of expected insurance proceeds could change as more information becomes available about the nature and extent of damage. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of June 30, 2019, we had outstanding commitments under third-party contracts of approximately $75 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process. In addition, losses related to certain contingent liabilities could be apportioned to us under the distribution and tax matters agreements related to the spin-off transaction.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We are also involved in litigation that is not in the ordinary course of business, and we are indemnified from certain of these claims under the distribution agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of June 30, 2019 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Following the May 6, 2019 announcement that we and Chesapeake had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1;19-cv-01263 (D.Del.) (filed July 8, 2019). The complaint in each case alleges purported violations of the federal securities laws and names as defendants Chesapeake, the individual members of the Chesapeake board of trustees, the Company, Domestic, and PK Domestic Sub LLC. The plaintiffs allege that Chesapeake and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the Form S-4 Registration Statement filed with the SEC on June 14, 2019 (the “Registration Statement”). The plaintiffs also allege that the individual defendants, the Company, Domestic and PK Domestic Sub LLC violated Section 20(a) of the Exchange Act. Plaintiffs seek, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees. We believe that these claims are without merit and intend to vigorously defend against them.

Note 14: Subsequent Events

In July 2019, we executed an agreement to sell the Conrad Dublin, an unconsolidated joint venture, for a sales price of approximately $130 million, which is payable in cash at closing and is subject to customary pro rations and adjustments.  Our pro-rata share of the sales price is approximately $62 million. The sale is subject to customary closing conditions and required regulatory approvals and is currently anticipated to close in the fourth quarter of 2019.

In July 2019, we received $7 million of insurance proceeds related to the Caribe Hilton.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the effects of competition and the effects of future legislation or regulations, the expected completion of anticipated acquisitions and dispositions, the declaration and payment of future dividends, statements about the benefits of the proposed transaction involving us and Chesapeake and statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the proposed transaction to customers, employees, stockholders and other constituents of the combined company, the integration of us and Chesapeake, cost savings and the expected timetable for completing the proposed transaction and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 48 hotels, consisting of premium-branded hotels and resorts with over 29,000 rooms, of which over 85% are luxury and upper upscale (as defined by Smith Travel Research) and over 97% are located in the U.S. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco and New Orleans; premier resorts in key leisure destinations, including Hawaii, Orlando and Key West; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Outlook

Gross domestic product (“GDP”) increased 3.1% during the first quarter of 2019, along with continued improvements in non-residential fixed business investment, a leading indicator of RevPAR performance.  Although GDP growth in the second quarter of 2019 is not expected to be as strong, RevPAR for our comparable hotels increased 0.8% and 2.5% for the three and six months ended June 30, 2019, respectively. Our ability to experience continued RevPAR growth during the remainder of 2019 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on several macroeconomic factors, including corporate profitability, consumer confidence, employment (and resulting increase in wages) and GDP growth, coupled with supply growth and increased popularity of online booking services and short-term lodging websites.

Recent Events

In June 2019, we sold the Embassy Suites Parsippany, Hilton New Orleans Airport and Hilton Atlanta Airport, all wholly owned hotels, for an aggregate sale price of $166 million.  Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“Domestic”), and PK Domestic Sub LLC, a wholly-owned subsidiary of Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake will merge with and into Merger Sub (the “Merger”) and each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share (“Chesapeake common shares”) will be converted into the right to receive $11.00 in cash and 0.628 of a share of our common stock. The completion of the Merger is subject to various customary closing conditions, including, among other things, approval by Chesapeake’s common shareholders at a special meeting of shareholders of Chesapeake, which will be held on September 10, 2019. The Merger is currently expected to close in mid-to-late September 2019.  Refer to Note 1: “Organization” in our unaudited consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

2019 Comparable Hotels

Of the 40 hotels that we consolidated as of June 30, 2019, 39 hotels have been classified as comparable hotels. Due to the continued effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from that property were excluded from our comparable hotels. Our comparable hotels as of June 30, 2019 also excludes one hotel returned to the lessor after the expiration of the ground lease in December 2018, and five consolidated hotels that were sold in 2019.

2018 Comparable Hotels

Of the 46 hotels that we consolidated as of December 31, 2018, 44 hotels were classified as comparable hotels. Due to the conversion of a significant number of rooms at the Hilton Waikoloa Village to HGV timeshare units in 2017, and due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico, the results from these properties were excluded from our comparable hotels. Our comparable hotels as of December 31, 2018 also excludes the 12 consolidated hotels that were sold in January and February 2018.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019(1)	2018(1)	2019(1)	2018(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$208	$212	$384	$374
Non-comparable Hotel Adjusted EBITDA	1	16	6	28
Hotel Adjusted EBITDA	$209	$228	$390	$402

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net income	$84	$218	$181	$367
Depreciation and amortization expense	61	69	123	139
Interest income	(2)	(1)	(3)	(2)
Interest expense	33	31	65	62
Income tax expense	5	13	12	13
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	7	5	12	12
EBITDA	188	335	390	591
Loss (gain) on sales of assets, net	12	(7)	(19)	(96)
Gain on sale of investments in affiliates(1)	—	(108)	—	(108)
Loss on foreign currency transactions	—	4	—	3
Transition expense	—	—	—	2
Transaction costs	7	—	7	—
Severance expense	1	1	2	1
Share-based compensation expense	4	4	8	8
Other items	(5)	(1)	(5)	1
Adjusted EBITDA	207	228	383	402
Less: Adjusted EBITDA from investments in affiliates	12	14	22	26
Less: All other(2)	(14)	(14)	(29)	(26)
Hotel Adjusted EBITDA	$209	$228	$390	$402

(1)	Included in other (loss) gain, net.
(2)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income attributable to stockholders	$82	$216	$178	$366
Depreciation and amortization expense	61	69	123	139
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Loss (gain) on sales of assets, net	12	(7)	(19)	(96)
Gain on sale of investments in affiliates(1)	—	(108)	—	(108)
Equity investment adjustments:
Equity in earnings from investments in affiliates	(10)	(8)	(15)	(12)
Pro rata FFO of investments in affiliates	12	10	21	20
Nareit FFO attributable to stockholders	156	171	286	307
Loss on foreign currency transactions	—	4	—	3
Transition expense	—	—	—	2
Transaction costs	7	—	7	—
Severance expense	1	1	2	1
Share-based compensation expense	4	4	8	8
Other items	(4)	7	(3)	3
Adjusted FFO attributable to stockholders	$164	$187	$300	$324

Nareit FFO per share - Diluted(2)	$0.77	$0.85	$1.42	$1.49
Adjusted FFO per share - Diluted(2)	$0.81	$0.93	$1.49	$1.57

(1)	Included in other (loss)gain, net.
(2)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Comparable Hotel Data

Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018

During the three and six months ended June 30, 2019, our comparable hotels experienced RevPAR growth of 0.8% and 2.5%, respectively. The increase in RevPAR during the three months ended June 30, 2019 was primarily due to increases in transient and contract revenues of 1.1% and 11.4%, respectively, partially offset by a decrease in group revenue of 1.7%. The increase in transient and contract revenue was primarily a result of an increase in occupancy. The increase in RevPAR during the six months ended June 30, 2019 was primarily due to increases in group, contract and transient revenues of 4.0%, 13.8%, and 0.4%, respectively. The increase in group and contract revenue was a result of increases in both occupancy and rate. The following table sets forth data for our 2019 comparable hotels by geographic market as of June 30, 2019 and 2018:

	As of June 30, 2019		Three Months Ended June 30, 2019			Three Months Ended June 30, 2018			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	2	3,970	$246.94	89.4%	$220.74	$248.10	87.6%	$217.32	1.6%
Northern California	6	4,279	252.21	90.4	227.99	245.96	90.3	222.07	2.7
Florida	6	3,294	210.99	82.6	174.26	209.78	82.2	172.52	1.0
Other	11	4,038	178.95	82.4	147.44	180.50	82.6	149.01	(1.1)
New Orleans	1	1,622	190.32	80.3	152.75	197.22	81.8	161.25	(5.3)
Chicago	3	1,883	201.25	87.6	176.27	212.12	84.8	179.89	(2.0)
New York	1	1,878	290.13	94.5	274.14	302.19	92.3	278.99	(1.7)
Southern California	4	1,304	183.15	88.7	162.46	170.81	85.0	145.13	11.9
Washington, D.C.	3	1,282	204.73	87.5	179.18	202.24	89.4	180.78	(0.9)
Total Domestic	37	23,550	$222.65	86.9%	$193.52	$223.16	86.2%	$192.31	0.6%
Total International	2	631	$166.99	74.7%	$124.74	$149.35	75.2%	$112.35	11.0%
All Markets	39	24,181	$221.40	86.6%	$191.72	$221.47	85.9%	$190.22	0.8%

	As of June 30, 2019		Six Months Ended June 30, 2019			Six Months Ended June 30, 2018			Percent Change in
Market	No. of Hotels	No. of Rooms	ADR	Occupancy	RevPAR	ADR	Occupancy	RevPAR	RevPAR
Hawaii	2	3,970	$251.59	89.7%	$225.74	$250.88	89.8%	$225.35	0.2%
Northern California	6	4,279	268.39	87.2	234.13	247.89	85.8	212.73	10.1
Florida	6	3,294	236.42	84.7	200.19	235.66	84.3	198.70	0.8
Other	11	4,038	170.52	78.6	134.05	168.80	79.3	133.89	0.1
New Orleans	1	1,622	202.91	78.2	158.62	203.59	79.3	161.34	(1.7)
Chicago	3	1,883	174.23	72.5	126.26	178.27	72.9	129.97	(2.8)
New York	1	1,878	262.58	86.8	228.01	276.10	83.8	231.58	(1.5)
Southern California	4	1,304	176.56	87.1	153.74	164.76	81.1	133.57	15.1
Washington, D.C.	3	1,282	190.79	77.2	147.29	190.63	77.9	148.53	(0.8)
Total Domestic	37	23,550	$224.53	83.4%	$187.32	$220.77	82.8%	$182.88	2.4%
Total International	2	631	$163.24	69.9%	$114.16	$148.24	70.2%	$104.16	9.6%
All Markets	39	24,181	$223.19	83.1%	$185.41	$219.16	82.5%	$180.83	2.5%

During the three and six months ended June 30, 2019, the overall increase in RevPAR for our comparable hotels was primarily a result of increases at our Northern California and Southern California hotels.  Northern California benefited from an increase in occupancy and ADR at our San Francisco hotels due to an increase in group and contract revenue of 12.8% and 2.6%, respectively, during the three months ended June 30, 2019 and 27.0% and 9.2%, respectively, during the six months ended June 30, 2019. Southern California benefited primarily from a 28.8% and 38.0% RevPAR increase at the Hilton Santa Barbara Beachfront Resort during the three and six months ended June 30, 2019, respectively, from an increase in occupancy and rate following the renovation and repositioning of the hotel completed in April 2018.  Additionally, RevPAR at our Hawaii hotels increased during the three and six months ended June 30, 2019, primarily as a result of an increase in occupancy of 8.8% and 2.4%, respectively, at the Hilton Waikoloa Village, which previously experienced disruption following the volcanic activity on the Big Island beginning in May of 2018.

The overall increase in RevPAR for our comparable hotels was partially offset by declines in RevPAR at our Chicago, New York, and New Orleans hotels. The decline in RevPAR in our Chicago hotels was primarily a result of a decrease in group revenue of 6.9% and 9.5% during the three and six months ended June 30, 2019, respectively, resulting from fewer citywide event room nights when compared to the three and six months ended June 30, 2018. The decline in RevPAR at our New York and New Orleans hotels was primarily due to lower group business, only partially offset by an increase in transient and contract business.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions: During the six months ended June 30, 2019 and 2018, we sold 5 and 12 consolidated hotels, respectively. Additionally, as of January 2019, we no longer lease the Hilton Chicago O’Hare.  The results of operations during our period of ownership of these hotels are included within non-comparable revenues and operating expenses.

Revenue

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$422	$419	0.7%	$811	$792	2.4%
Non-comparable rooms revenue	13	32	(59.4)	29	77	(62.3)
Total rooms revenue	$435	$451	(3.5)%	$840	$869	(3.3)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Comparable rooms revenue increased $3 million and $19 million during the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 primarily as a result of an increase in comparable hotel RevPAR of 0.8% and 2.5%, respectively. For a discussion of comparable hotel RevPAR see “—Comparable Hotel Data.” Non-comparable rooms revenue decreased $19 million and $48 million during the three and six months ended June 30, 2019, respectively, primarily as a result of our property dispositions.

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$191	$192	(0.5)%	$369	$359	2.8%
Non-comparable food and beverage revenue	4	13	(69.2)	9	29	(69.0)
Total food and beverage revenue	$195	$205	(4.9)%	$378	$388	(2.6)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Comparable food and beverage revenue decreased $1 million during the three months ended June 30, 2019 and increased $10 million during the six months ended June 30, 2019, compared to the same periods in 2018 primarily as a result of an increase in banquet and catering revenue in the first quarter of 2019. Food and beverage revenue at our non-comparable hotels decreased $9 million and $20 million during the three and six months ended June 30, 2019, respectively, primarily as a result of our property dispositions.

Ancillary hotel

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$52	$48	8.3%	$102	$95	7.4%
Non-comparable ancillary hotel revenue	2	10	(80.0)	5	13	(61.5)
Total ancillary hotel revenue	$54	$58	(6.9)%	$107	$108	(0.9)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Ancillary hotel revenue at our comparable hotels increased $4 million and $7 million during the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 as a result of an increase in resort and parking fees. Ancillary revenue at our non-comparable hotels decreased $8 million during both the three and six months ended June 30, 2019 primarily as a result of our property dispositions.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Laundry revenue	$3	$3	—%	$6	$6	—%
Support service revenue	16	14	14.3	31	28	10.7
Total other revenue	$19	$17	11.8%	$37	$34	8.8%

Operating Expenses

Rooms

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$109	$104	4.8%	$212	$205	3.4%
Non-comparable rooms expense	4	8	(50.0)	8	19	(57.9)
Total rooms expense	$113	$112	0.9%	$220	$224	(1.8)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Rooms expense at our comparable hotels increased $5 million and $7 million for the three and six months ended June 30, 2019, respectively, primarily as a result of increases in occupancy. Non-comparable rooms expense decreased $4 million and $11 million during the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 as a result of our property dispositions.

Food and beverage

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$126	$124	1.6%	$247	$238	3.8%
Non-comparable food and beverage expense	4	7	(42.9)	7	19	(63.2)
Total food and beverage expense	$130	$131	(0.8)%	$254	$257	(1.2)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Food and beverage expense at our comparable hotels increased $2 million and $9 million during the three and six months ended June 30, 2019 compared to the same period in 2018 primarily as a result of increases in banquet and catering expenses. Non-comparable food and beverage expense decreased $3 million and $12 million during the three and six months ended June 30, 2019 compared to the same period in 2018 primarily as a result of our property dispositions.

Other departmental and support

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$143	$141	1.4%	$283	$276	2.5%
Non-comparable other departmental and support expense	8	14	(42.9)	17	35	(51.4)
Total other departmental and support expense	$151	$155	(2.6)%	$300	$311	(3.5)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Other departmental and support expense at our comparable hotels increased $2 million and $7 million during the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 as a result of increases in administrative and general and sales and marketing expenses primarily as a result of an increase in business.  Other departmental and support expense at our non-comparable hotels decreased $6 million and $18 million during the three and six months ended June 30, 2019, respectively compared to the same period in 2018 primarily as a result of our property dispositions.

Other property-level

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$48	$45	6.7%	$96	$91	5.5%
Non-comparable other property-level expense	1	5	(80.0)	2	12	(83.3)
Total other property-level expense	$49	$50	(2.0)%	$98	$103	(4.9)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Other property-level expenses at our comparable hotels increased $3 million and $5 million for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 as a result of increases in insurance and property tax expense. Other property-level expenses at our non-comparable hotels decreased $4 million and $10 million during the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 primarily as a result of our property dispositions.

Management and franchise fees

	Three Months Ended June 30,			Six Months Ended June 30,
	2019(1)	2018(1)	Percent Change	2018(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable management and franchise fees expense	$35	$36	(2.8)%	$67	$66	1.5%
Non-comparable management and franchise fees expense	1	3	(66.7)	2	6	(66.7)
Total management and franchise fees expense	$36	$39	(7.7)%	$69	$72	(4.2)%

(1)	Based on our 2019 comparable hotels as of June 30, 2019.

Management and franchise fees at our non-comparable hotels decreased $2 million and $4 million for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018 primarily as a result of our property dispositions.

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$11	$10	10.0%	$23	$20	15.0%
Share-based compensation expense	4	4	—	8	8	—
Transition expense	—	—	—	—	2	(100.0)
Transaction costs	7	—	100.0	7	—	100.0
Severance expense	—	1	(100.0)	1	1	—
Total corporate general and administrative	$22	$15	46.7%	$39	$31	25.8%

Transaction costs of $7 million for both the three and six months ended June 30, 2019 primarily relate to costs incurred in connection with the entry into the Merger Agreement with Chesapeake.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Laundry expense	$4	$5	(20.0)%	$9	$9	—%
Support services expense	14	13	7.7	29	26	11.5
Total other	$18	$18	—%	$38	$35	8.6%

(Loss) gain on sales of assets, net

During the three and six months ended June 30, 2019, we recognized a net loss of $12 million and a net gain of $19 million, respectively, as a result of the sale of five of our consolidated hotels. Refer to Note 3: “Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the six months ended June 30, 2018, we recognized a gain of $96 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$42	$42	—%
Mortgage Loans	2	2	—	4	4	—
Term Loan	8	6	33.3	15	12	25.0
Other	2	2	—	4	4	—
Total interest expense	$33	$31	6.5%	$65	$62	4.8%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

Income tax expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Income tax expense	$5	$13	(61.5)%	$12	$13	(7.7)%

Income tax expense for the three and six months ended June 30, 2019 includes $4 million and $10 million, respectively, of income tax liabilities associated with our taxable operations as compared to $6 million and $11 million, respectively, for the three and six months ended June 30, 2018. Income tax expense for the three and six months ended June 30, 2018 also includes $1 million and $2 million, respectively of built-in gain tax recognized on the hotels disposed of during 2019, beyond that of our previously recognized deferred tax liabilities, as compared to $4 million for both the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our revolving credit facility (“Revolver”) and issuing securities.  As of June 30, 2019, we had total cash and cash equivalents of $480 million, including $170 million of restricted cash. Restricted cash primarily consists of $15 million of cash restricted as to use by our debt agreements and $154 million of cash held by a qualified intermediary in connection with the hotels sold during the three months ended June 30, 2019, which are expected to be used in a like kind exchange pursuant to Internal Revenue Code Section 1031. In addition, we had $1 billion of available capacity remaining under our Revolver and the ability to raise capital through the issuance of securities under our shelf-registration statement on Form S-3.

In addition to funding the closing of the proposed Merger with Chesapeake described below, our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, and dividends to our stockholders. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

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

Pending Merger With Chesapeake

On May 5, 2019, the Company, Domestic and PK Domestic Sub LLC entered into a Merger Agreement with Chesapeake. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake will merge with and into Merger Sub and each of Chesapeake’s common shares will be converted into the right to receive $11.00 in cash and 0.628 of a share of our common stock.  The completion of the Merger is subject to various customary closing conditions, including, among other things, approval by Chesapeake’s common shareholders at a special meeting of shareholders of Chesapeake, which will be held on September 10, 2019.  The Merger is currently expected to close in mid-to-late September 2019. In May 2019, we also secured a commitment for an unsecured delayed draw term loan facility (“Term Facility”) for up to $1.1 billion to be used, if needed. We plan to use a combination of the net proceeds from the sales of Hilton New Orleans Airport, Embassy Suites Parsippany, and Hilton Atlanta Airport, cash on hand, and borrowings from the Term Facility to fund the cash component of the Merger consideration, repay Chesapeake’s unsecured term loan and two mortgages and pay transaction costs. Refer to Note 1: “Organization” and Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2019	2018	Percent Change
	(in millions)
Net cash provided by operating activities	$244	$148	64.9%
Net cash provided by investing activities	111	467	(76.2)
Net cash used in financing activities	(300)	(555)	(45.9)%

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $96 million increase in net cash provided by operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the timing of receipts from our customers and payments to our vendors and other third parties coupled with a decrease in income tax payments of $28 million.

Investing Activities

The $356 million decrease in net cash provided by investing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily attributable to $150 million of proceeds from the sale of investments in affiliates in 2018, as well as $139 million less in net proceeds received from the sale of hotels, $33 million less in insurance proceeds received for property damage claims, and an increase of $34 million in capital expenditures for property and equipment at our hotels for the six months ended June 30, 2019.

Financing Activities

The $255 million decrease in net cash used in financing activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million during the three months ended March 31, 2018, partially offset by an increase in dividends paid of $87 million.

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

We declared the following dividends to holders of our common stock during 2019:

Record Date	Payment Date	Dividend per Share
March 29, 2019	April 15, 2019	$0.45
June 28, 2019	July 15, 2019	$0.45
September 30, 2019	October 15, 2019	$0.45

Debt

As of June 30, 2019, our total indebtedness was approximately $3 billion, excluding approximately $234 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2019 included construction contract commitments of approximately $75 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Following the May 6, 2019 announcement that we and Chesapeake had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1;19-cv-01263 (D.Del.) (filed July 8, 2019).  The complaint in each case alleges purported violations of the federal securities laws and names as defendants Chesapeake, the individual members of the Chesapeake board of trustees, Park, Domestic, and PK Domestic Sub LLC.  The plaintiffs allege that Chesapeake and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the Form S-4 Registration Statement filed with the SEC on June 14, 2019 (the “Registration Statement”).   The plaintiffs also allege that the individual defendants, Park, Domestic and PK Domestic Sub LLC violated Section 20(a) of the Exchange Act.  Plaintiffs seek, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated, and an award of costs and attorneys’ fees.  We believe that these claims are without merit, and intend to vigorously defend against them.

Item 1A. Risk Factors.

Other than the additional risk factors below related to the announced Merger with Chesapeake, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

Risks Related to the Merger

The exchange ratio is fixed and will not be adjusted in the event of any change in either our stock price or that of Chesapeake.

At the effective time of the Merger, each outstanding Chesapeake common share (other than shares held by Chesapeake, any wholly-owned subsidiary of Chesapeake or by any of the Company, Domestic and Merger Sub (collectively, with Park and Domestic, the “Park Parties”) or any of their respective wholly-owned subsidiaries) will be converted into the right to receive the merger consideration contemplated by the Merger Agreement, including 0.628 of a share of our common stock and $11.00 in cash (the “Merger Consideration”).

The exchange ratio of 0.628 of a share of our common stock and $11.00 in cash was fixed in the Merger Agreement and, except for certain adjustments on account of changes in our capitalization or that of Chesapeake, or the payment of certain dividends by either us or Chesapeake that are necessary to maintain either company’s status as a REIT, will not be adjusted for changes in the market prices of our common stock or Chesapeake common shares. Changes in the market price of our common stock prior to the Merger will affect the market value of the Merger Consideration that Chesapeake shareholders will be entitled to receive on the closing date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond our control or that of Chesapeake), including the following:

•	changes in either our or Chesapeake’s respective businesses, operations, assets, liabilities or prospects;

•	changes in market assessments of either our or Chesapeake’s businesses, operations, financial positions or prospects;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the market prices of Chesapeake common shares and our common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the business in which we and Chesapeake operate; and

•

other factors, including those described or referred to herein or under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as such factors may be updated from time to time in our period filings with the Securities and Exchange Commission.

The market price of our common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of this Quarterly Report on Form 10-Q, and on the date of the special meeting of Chesapeake shareholders (the “Chesapeake Special Meeting”). As a result, the market value of the Merger Consideration represented by the exchange ratio will also vary. For example, based on the range of closing prices of our common stock during the period from May 3, 2019, the last trading day before public announcement of the Merger, through July 30, 2019, the exchange ratio of 0.628 per share plus $11.00 represented a market value ranging from a low of $2.0 billion to a high of $2.3 billion.

We will not know the exact market value of the Park common stock that Chesapeake shareholders will receive upon completion of the Merger until just prior to the Merger’s completion.  If the price of our common stock increases between the date the Merger Agreement was signed and the closing of the Merger, Chesapeake shareholders will receive shares of our common stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed.  If the price of our common stock declines between the date the Merger Agreement was signed and the closing of the Merger, Chesapeake shareholders will receive shares of our common stock that have a market value upon the closing of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed.

There may be unexpected delays in the completion of the Merger or the Merger may not be completed at all.

The Merger is currently expected to close mid-to-late September 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either Chesapeake or the Park Parties may terminate the Merger Agreement if the Merger has not occurred on or before October 31, 2019 (the “Outside Date”). Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of Chesapeake and the Park Parties. In particular, completion of the Merger requires the affirmative vote of the holders of not less than a majority of Chesapeake’s outstanding common shares on the proposal to approve the Merger at the Chesapeake Special Meeting. If the requisite shareholder approval is not obtained at the Chesapeake Special Meeting (including any postponement or adjournment thereof), either Chesapeake or the Park Parties may terminate the Merger Agreement.

We may incur significant additional costs in connection with any delay in completing the Merger or the termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting and other costs we have already incurred. We cannot assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur.

If the Merger is not consummated by the Outside Date, either Chesapeake or the Park Parties may terminate the Merger Agreement.

Either Chesapeake or the Park Parties may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date, which is October 31, 2019. However, this termination right will not be available to a party if that party’s failure to comply with any provision of the Merger Agreement has been the primary cause of, or resulted in, the failure of the Merger to occur by the Outside Date. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by the Outside Date, we will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities without realizing the anticipated benefits of the Merger.

An adverse judgment in any litigation filed or that may be filed challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. As of the date of this Quarterly Report on Form 10-Q, two putative stockholder class action lawsuits have been filed by purported Chesapeake shareholders challenging the disclosures made in our registration statement on Form S-4 filed in connection with the Merger. The complaints each allege that the registration statement fails to disclosure certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Additional lawsuits arising out of the Merger may be filed in the future.

Neither we nor Chesapeake can assure you as to the outcome of these lawsuits or any other lawsuit that may be filed, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business or Chesapeake’s business.

Risks Related to Park Following the Merger

We expect to incur substantial expenses related to the Merger.

We expect to incur substantial expenses in completing the Merger and integrating the business, operations, systems, technologies, policies and procedures of Chesapeake with our own. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the expenses relating to the completion of the Merger and the integration of our operations with those of Chesapeake. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the expenses associated with the Merger could, particularly in the near term, reduce the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.

Following the Merger, we may be unable to successfully integrate our current operations with those of Chesapeake and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe.

The Merger involves the combination of two companies which currently operate as independent public companies. We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and the leveraging of technology and systems. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of Chesapeake into our own. Potential difficulties we may encounter in the integration process include, among others, the following:

•

the inability to successfully combine our operations with those of Chesapeake in a manner that permits us to achieve the cost savings anticipated to result from the Merger, which would result in the anticipated benefits of the Merger not being realized in the timeframe currently anticipated or at all;

•

the additional complexities of increasing the number of third-party operators relied upon  and brands represented in our portfolio following the Merger, including additional time and attention required by management;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect our business and financial results.

Expected sales of certain hotel properties that have been identified for sale prior to the Merger may not occur and any failure to complete such sales could adversely affect our credit profile.

Prior to the closing of the Merger, we expect that Chesapeake will complete the sale of two existing hotels owned by Chesapeake and located in New York City, the Hyatt Place New York Midtown South and the Hyatt Herald Square New York (the “New York Disposition Properties”), which are currently under contract to be sold, in accordance with the terms of the Merger Agreement. The Park Parties also are permitted to undertake a marketing and sales process with respect to certain other Chesapeake hotel properties that we may identify for disposition after closing of the Merger. Proceeds from these asset sales are expected to be used to pay down indebtedness to reduce leverage. There can be no assurance that any such potential asset sales will occur on favorable terms or at all. Any potential asset sales would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in and actions by Chesapeake with respect to the properties to be sold and the availability of financing to potential buyers on reasonable terms.

Our anticipated level of indebtedness will increase upon completion of the Merger and will increase the related risks we now face.

Contemporaneously with the execution of the Merger Agreement, Park Intermediate Holdings LLC and Domestic entered into a commitment letter with Bank of America, N.A. and BofA Merrill Lynch providing a $1.1 billion financing commitment for the Term Facility to fund the Merger. We will also assume and/or refinance certain indebtedness of Chesapeake in connection with the Merger and will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt. On June 30, 2019, we had indebtedness of approximately $3 billion. After giving effect to the Merger, including the assumption of Chesapeake’s debt expected in the Merger, our total pro forma consolidated indebtedness will increase to approximately $4 billion.

Our increased indebtedness could have important consequences to our stockholders, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	with respect to floating rate indebtedness, risks associated with increases in interest rates;

•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	putting us at a disadvantage compared to our competitors with less indebtedness.

Counterparties to certain significant agreements with Chesapeake may exercise contractual rights under such agreements in connection with the Merger, which may result in our loss of potential future revenue or the incurrence of liabilities or the loss or modification of rights that are material to our business.

Chesapeake is a party to certain agreements that give the applicable counterparty certain rights following a “change in control.” In certain of these agreements, such rights may be triggered upon the closing of the Merger and may trigger a consent or the right to terminate the agreement. It is not a condition to completion of the Merger that the counterparties consent to the Merger or waive their contractual rights. Certain counterparties may also require modifications to their respective agreements or the execution of new agreements as a condition to granting a waiver or consent under their agreement. The pursuit of such rights by the counterparties may result in our loss of potential future revenue or the incurrence of liabilities and may result in the loss or modification of rights that are material to our business. There can be no assurances that such counterparties will not exercise their rights under these agreements, including termination rights where available, or that the exercise of any such rights under, or modification of, these agreements will not adversely affect our business or operations.

We depend on key senior executives and field personnel, including general managers, for our future success, and the loss of key personnel or inability to attract and retain key personnel could significantly harm our business.

Our ability to maintain our competitive position depends somewhat on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. Losing the services of one or more of these senior executives following consummation of the Merger could adversely affect strategic relationships, including relationships with Hilton Worldwide or other hotel managers or franchisors, joint venture partners and vendors, and limit our ability to execute our business strategies.

We also rely on the general managers at each of our hotels to manage daily operations and oversee the efforts of employees. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. Our failure to retain, train or successfully integrate the general managers currently at Chesapeake’s hotels could negatively affect our operations.

Risks Related to an Investment in Park Following the Merger

The market price of shares of our stock following the Merger may be affected by factors different from those affecting the price of shares of our stock before the Merger.

Our results of operations, as well as the market price of our stock, after the Merger may be affected by factors different from those currently affecting our results of operations and the market prices of our stock. These factors include:

•	a greater number of shares of our stock outstanding;

•	different holders of our stock; and

•	owning different assets and maintaining different capitalizations.

Accordingly, our historical market prices and financial results may not be indicative of these matters after the Merger.

The market price of our stock may decline as a result of the Merger.

The market price of our stock may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Merger, our stockholders and Chesapeake shareholders will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Our stockholders and current Chesapeake shareholders may not wish to continue to invest in Park, or for other reasons may wish to dispose of some or all of their shares of our stock. If, following the effective time of the Merger, significant amounts of our stock are sold, the price of our stock could decline.

Following the Merger, we may not continue to pay dividends at or above the rate currently paid.

Following the Merger, our stockholders may not receive dividends at the same rate they did prior to the Merger for various reasons, including the following:

•	We may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•

decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our current dividend practices at any time and for any reason;

•	We may desire to retain cash to maintain or improve our credit ratings; and

•

the amount of dividends that our subsidiaries may distribute to us may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Our stockholders will have no contractual or other legal right to dividends that have not been declared by our board of directors.

We may need to incur additional indebtedness in the future.

In connection with executing our business strategies following the Merger, we expect to continue to evaluate additional acquisitions and other strategic investment opportunities, and may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences, including:

•	hindering our ability to adjust to changing market, industry or economic conditions;

•	limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses;

•	limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases; and

•	placing us at a competitive disadvantage compared to less leveraged competitors.

The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity.

We would incur adverse tax consequences if we, Chesapeake or any of our or Chesapeake’s subsidiary REITs failed to qualify as a REIT for U.S. federal income tax purposes.

We have assumed that Chesapeake has qualified and will continue to qualify as a REIT for U.S. federal income tax purposes prior to the Merger and that we will be able to continue to qualify as a REIT following the Merger. However, if Chesapeake has failed to qualify as a REIT, Merger Sub would succeed to significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Chesapeake pursuant to the Merger) the economic burden of which would be borne by us and Domestic, and we could possibly lose our REIT status should disqualifying activities continue after the Merger.

REITs are subject to a range of complex organizational and operational requirements. As a REIT, with respect to each year, we must distribute at least 90% of our REIT taxable income to our stockholders. Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of subsidiary entities as REITs or TRSs, as applicable, as a result of our substantial ownership interest in those entities.

For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of savings provisions set forth in the Code (which themselves could impose significant excise or penalty tax liability on us or our subsidiaries), we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our stockholders. Those taxes would reduce the amount of cash available for distribution to our stockholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our stockholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we failed to qualify.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	7	$25.58	N/A	N/A
February 1, 2019 through February 28, 2019	77,411	$31.82	N/A	N/A
March 1, 2019 through March 31, 2019	6,560	$31.52	N/A	N/A
April 1, 2019 through April 30, 2019	—	$—	N/A	N/A
May 1, 2019 through May 31, 2019	2,016	$32.54	N/A	N/A
June 1, 2019 through June 30, 2019	29	$27.70	N/A	N/A
	86,023

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

2.2

Agreement and Plan of Merger by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, PK Domestic Sub LLC, and Chesapeake Lodging Trust, dated as of May 5, 2019 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 6, 2019).

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).

10.1

Commitment Letter, dated as of May 5, 2019, by and among Park Intermediate Holdings LLC, PK Domestic Property LLC, Bank of America, N.A., and Merrill Lynch, Piece, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 6, 2019).

10.2*	First Amendment to Credit Agreement, by and among Park Intermediate Holdings LLC, Park Hotels & Resorts Inc., the Subsidiary Borrowers, and Wells Fargo Bank, National Association.

11.1	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: August 1, 2019	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 1, 2019	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)