Form 10-Q
period 2019-09-30
Park Hotels & Resorts Inc.
filed 2019-11-07
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock outstanding on November 1, 2019 was 239,387,334.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$9,986	$7,975
Investments in affiliates	52	50
Goodwill	607	607
Intangibles, net	46	27
Cash and cash equivalents	321	410
Restricted cash	43	15
Accounts receivable, net of allowance for doubtful accounts of $1 and $1	193	153
Prepaid expenses	76	82
Other assets	29	44
Operating lease right-of-use assets	267	—
TOTAL ASSETS (variable interest entities - $248 and $242)	$11,620	$9,363
LIABILITIES AND EQUITY
Liabilities
Debt	$4,100	$2,948
Accounts payable and accrued expenses	237	183
Due to hotel managers	128	137
Due to Hilton Grand Vacations	135	135
Deferred income tax liabilities	42	42
Other liabilities	241	332
Operating lease liabilities	284	—
Total liabilities (variable interest entities - $218 and $217)	5,167	3,777
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 239,590,752 shares issued and 239,388,083 shares outstanding as of September 30, 2019 and 201,290,458 shares issued and 201,198,381 shares outstanding as of December 31, 2018	2	2
Additional paid-in capital	4,572	3,589
Retained earnings	1,931	2,047
Accumulated other comprehensive loss	(8)	(6)
Total stockholders' equity	6,497	5,632
Noncontrolling interests	(44)	(46)
Total equity	6,453	5,586
TOTAL LIABILITIES AND EQUITY	$11,620	$9,363

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rooms	$431	$429	$1,271	$1,298
Food and beverage	156	144	534	532
Ancillary hotel	63	60	170	168
Other	22	19	59	53
Total revenues	672	652	2,034	2,051

Operating expenses
Rooms	114	113	334	337
Food and beverage	117	111	371	368
Other departmental and support	153	157	453	469
Other property-level	54	54	152	157
Management fees	32	32	101	103
Casualty loss (gain) and impairment loss, net	8	(1)	8	(1)
Depreciation and amortization	61	69	184	208
Corporate general and administrative	14	16	47	47
Acquisition costs	59	—	65	—
Other	23	19	61	54
Total expenses	635	570	1,776	1,742

Gain on sales of assets, net	1	2	20	98

Operating income	38	84	278	407

Interest income	2	2	5	4
Interest expense	(33)	(32)	(98)	(94)
Equity in earnings from investments in affiliates	3	4	18	16
Loss on foreign currency transactions	(2)	(1)	(2)	(4)
Other gain (loss), net	1	(2)	1	106

Income before income taxes	9	55	202	435
Income tax expense	—	—	(12)	(13)
Net income	9	55	190	422
Net income attributable to noncontrolling interests	(4)	(3)	(7)	(4)
Net income attributable to stockholders	$5	$52	$183	$418

Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $0, $1, $0, $2	(3)	(1)	(2)	36
Total other comprehensive (loss) income	(3)	(1)	(2)	36

Comprehensive income	$6	$54	$188	$458
Comprehensive income attributable to noncontrolling interests	(4)	(3)	(7)	(4)
Comprehensive income attributable to stockholders	$2	$51	$181	$454

Earnings per share:
Earnings per share - Basic	$0.02	$0.26	$0.90	$2.04
Earnings per share - Diluted	$0.02	$0.26	$0.90	$2.04

Weighted average shares outstanding - Basic	206	200	203	204
Weighted average shares outstanding - Diluted	207	201	204	205

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income	$190	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	208
Gain on sales of assets, net	(20)	(98)
Casualty loss (gain) and impairment loss, net	8	(1)
Equity in earnings from investments in affiliates	(18)	(16)
Loss on foreign currency transactions	2	4
Other gain, net	(1)	(106)
Share-based compensation expense	12	12
Amortization of deferred financing costs	3	3
Distributions from unconsolidated affiliates	16	12
Deferred income taxes	—	(3)
Changes in operating assets and liabilities	(27)	(142)
Net cash provided by operating activities	349	295
Investing Activities:
Acquisitions, net of cash and restricted cash acquired	(913)	—
Capital expenditures for property and equipment	(182)	(133)
Proceeds from asset dispositions, net	230	369
Proceeds from the sale of investments in affiliates, net	—	150
Insurance proceeds for property damage claims	10	87
Net cash (used in) provided by investing activities	(855)	473
Financing Activities:
Borrowings under credit facilities	850	—
Payments of deferred financing costs	(11)	—
Dividends paid	(382)	(379)
Distributions to noncontrolling interests	(5)	(1)
Tax withholdings on share-based compensation	(7)	(2)
Repurchase of common stock	—	(348)
Net cash provided by (used in) financing activities	445	(730)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(2)
Net (decrease) increase in cash and cash equivalents and restricted cash	(61)	36
Cash and cash equivalents and restricted cash, beginning of period	425	379
Cash and cash equivalents and restricted cash, end of period	$364	$415

Supplemental Disclosures
Non-cash investing activities:
Transfer of property and equipment to Hilton Grand Vacations	$—	$3
Non-cash financing activities:
Issuance of common shares in connection with the acquisition of Chesapeake Lodging Trust	$978	$—
Assumption of mortgage loans in connection with acquisitions	$311	$—
Dividends declared but unpaid	107	86

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of March 31, 2019	201	2	3,588	2,044	(6)	(48)	5,580
Share-based compensation, net	1	—	3	—	—	—	3
Net income	—	—	—	82	—	2	84
Other comprehensive income	—	—	—	—	1	—	1
Dividends and dividend equivalents(1)	—	—	—	(92)	—	—	(92)
Balance as of June 30, 2019	202	2	3,591	2,034	(5)	(46)	5,576
Issuance of common stock	38	—	978	—	—	—	978
Share-based compensation, net	—	—	3	—	—	—	3
Net income	—	—	—	5	—	4	9
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Dividends and dividend equivalents(1)	—	—	—	(108)	—	—	(108)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2019	240	$2	$4,572	$1,931	$(8)	$(44)	$6,453

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation, net	—	—	3	—	—	—	3
Net income (loss)	—	—	—	150	—	(1)	149
Other comprehensive income	—	—	—	—	37	—	37
Dividends and dividend equivalents(1)	—	—	—	(88)	—	—	(88)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Balance as of March 31, 2018	201	2	3,578	2,193	(8)	(50)	5,715
Share-based compensation, net	—	—	3	—	—	—	3
Net income	—	—	—	216	—	2	218
Dividends and dividend equivalents(1)	—	—	—	(178)	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of June 30, 2018	201	2	3,581	2,231	(8)	(49)	5,757
Share-based compensation, net	—	—	4	—	—	—	4
Net income	—	—	—	52	—	3	55
Other comprehensive loss	—	—	—		(1)	—	(1)
Dividends and dividend equivalents(1)	—	—	—	(87)	—	—	(87)
Balance as of September 30, 2018	201	$2	$3,585	$2,196	$(9)	$(46)	$5,728

(1)

Dividends declared per common share were $0.45 for the three months ended March 31, 2019, June 30, 2019 and September 30, 2019. Dividends declared per common share were $0.43 for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018. An additional special cash dividend of $0.45 per common share was declared for the three months ended June 30, 2018.

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders.

On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“Domestic”), and PK Domestic Sub LLC, a wholly-owned subsidiary of Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”) and each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share (“Chesapeake common shares”) was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of our common stock were issued in the Merger.  The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash.

We are treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, and we have been organized and operated, and expect to continue to be organized and operate in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. We own 100% of the interests in our Operating Company.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2018 have been reclassified to conform to the current period presentation.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which will replace the existing “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, loans and other instruments, the forward looking “expected loss” model will generally result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. Both ASUs are effective January 1, 2020 and require new disclosures. Both ASUs require a modified retrospective approach. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements.

Note 3: Acquisitions and Dispositions

Acquisitions

Merger with Chesapeake

As a result of the Merger, we acquired a 100% ownership interest in the following 18 hotels:

Hotel	Location	Rooms
Hilton Denver City Center	Denver, CO	613
W Chicago – Lakeshore	Chicago, IL	520
Hyatt Regency Boston	Boston, MA	502
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	438
Boston Marriott Newton	Newton, MA	430
Le Meridien New Orleans	New Orleans, LA	410
W Chicago – City Center	Chicago, IL	403
Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393
Le Meridien San Francisco	San Francisco, CA	360
JW Marriott San Francisco Union Square	San Francisco, CA	344
Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204
Homewood Suites by Hilton Seattle Convention Center Pike Street	Seattle, WA	195
Hilton Checkers Los Angeles	Los Angeles, CA	193
Ace Hotel Downtown Los Angeles	Los Angeles, CA	182
Hotel Adagio, Autograph Collection	San Francisco, CA	171
W New Orleans – French Quarter	New Orleans, LA	97
		5,981

The total consideration for the Merger was approximately $2 billion, which included the issuance of approximately 37.8 million shares of common stock valued at $25.88 per share to Chesapeake common shareholders based on the closing price of our common stock on September 17, 2019. We accounted for the Merger using the acquisition method of accounting.

We preliminarily allocated the purchase price consisting of common stock issued of $978 million and cash of $1,013 million as follows:

(in millions)
Investment in hotel properties, net	$2,220
Intangibles, net	45
Cash and cash equivalents	62
Restricted cash	38
Accounts receivable, net	26
Prepaid expenses	9
Other assets	2
Operating lease right-of-use asset	65
Debt	(311)
Accounts payable and accrued expenses	(46)
Due to hotel managers	(15)
Other liabilities	(16)
Operating lease liability	(88)
Total consideration	$1,991

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the one-year measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. We will continue to review the underlying inputs and assumptions. Therefore, the purchase price allocation is not yet complete as of the date of this filing. Once the allocation is complete, an additional adjustment to the allocation may occur.

We used the following valuation methodologies, inputs and assumptions to estimate the fair value of the assets acquired and liabilities assumed:

•

Investment in hotel properties – We estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures and equipment at the hotel properties by using a combination of the market, cost and income approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties.

•

Intangible assets – We estimated the fair value of the air rights contract acquired as part of the Hyatt Regency Boston by calculating the present value of the difference between the contractual rental amounts according to the contract and the market rental rates for similar contracts, measured over a period equal to the remaining non-cancellable term of the contract. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The intangible asset is amortized using the straight-line method over the remaining term of the contract.

•

Above and below market lease liabilities – We estimated the fair value of our above and below market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable terms of the leases. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The above and below market lease liabilities are included as adjustments to the right-of-use asset in the accompanying condensed consolidated balance sheet. The above and below market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•

Operating lease right-of-use-asset and Operating lease liability – We estimated the fair value of the operating lease right-of-use asset and operating lease liability by calculating the present value of the fixed contractual rental amounts due over a period equal to the remaining non-cancellable terms of the leases. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•

Debt – We estimated the fair value of the mortgage loans by calculating the present value of the remaining loan payments due over the term of the loans. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•

Restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, due to hotel managers and other liabilities – The amounts constitute the carrying amounts of the assets acquired and the liabilities assumed, which we believe approximate fair value because of their short-term nature.

For the three and nine months ended September 30, 2019, we incurred $59 million and $65 million, respectively, in acquisition costs in connection with the Merger. Acquisition costs primarily related to severance, transfer tax and fees for financial advisors, legal, accounting, tax and other professional services in connection with the Merger. The Merger-related costs noted above are included in acquisition costs in our condensed consolidated statements of comprehensive income.

The following unaudited condensed pro-forma financial information presents the results of operations as if the Merger had taken place on January 1, 2018. The unaudited condensed pro-forma financial information is not necessarily indicative of what our actual results of operations would have been assuming the Merger had taken place on January 1, 2018, nor is it indicative of the results of operations for future periods. The unaudited condensed pro-forma financial information is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(unaudited)	(in millions)		(in millions)
Total revenues	$797	$800	$2,440	$2,477
Operating income	63	112	350	483
Net income	23	70	227	460

From the date of Merger through September 30, 2019, we recognized $23 million of total revenues, $5 million of operating income and $4 million of net income related to the hotels acquired in connection with the Merger.

Dispositions

During the nine months ended September 30, 2019, we sold five consolidated hotels listed in the table below and we received total gross proceeds of $236 million and recognized a gain, net of selling costs, of $20 million on these hotels which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019

(1)	Hotels were sold as a portfolio in the same transaction.

During the nine months ended September 30, 2018, we sold 12 consolidated hotels for total gross proceeds of $379 million.  We recognized a net gain of approximately $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which was included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was approximately $151 million. We recognized a net gain of approximately $107 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other gain (loss), net in our condensed consolidated statements of comprehensive income.

Note 4: Property and Equipment

Property and equipment were:

	September 30, 2019	December 31, 2018
	(in millions)
Land	$3,594	$3,344
Buildings and leasehold improvements	7,300	5,616
Furniture and equipment	1,133	949
Construction-in-progress	106	124
	12,133	10,033
Accumulated depreciation and amortization	(2,147)	(2,058)
	$9,986	$7,975

Depreciation of property and equipment was $60 million and $66 million, respectively, during the three months ended September 30, 2019 and 2018, and $182 million and $205 million during the nine months ended September 30, 2019 and 2018, respectively.

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

During the nine months ended September 30, 2019, we recognized $23 million of insurance recoveries, of which $12 million related to property damage, $8 million related to business interruption, and $3 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive income. Additionally, we recognized a net loss of $7 million within casualty loss (gain) and impairment loss, net in our condensed consolidated statements of comprehensive income for amounts not expected to be recovered from insurance. The insurance receivable as of September 30, 2019 and December 31, 2018 was $5 million and $25 million, respectively, and is included within other assets in our condensed consolidated balance sheets.

During the nine months ended September 30, 2018, we incurred $32 million of expenses, and based upon additional information obtained during the period, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an insurance receivable of $54 million.  Additionally, we received $108 million of insurance proceeds, of which $15 million related to business interruption and $6 million related to expense reimbursements.

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

	September 30, 2019	December 31, 2018
	(in millions)
Property and equipment, net	$221	$223
Cash and cash equivalents	19	12
Restricted cash	2	1
Accounts receivable, net	5	4
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	9	7
Due to hotel manager	—	2
Other liabilities	2	1

During the nine months ended September 30, 2019 and 2018, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	September 30, 2019	December 31, 2018
		(in millions)
Hilton San Diego Bayfront	25%	$20	$19
All others (7 hotels)(1)	20% - 50%	32	31
		$52	$50

(1)

In July 2019, we and the other owners of the entity that own the Conrad Dublin, entered into an agreement to sell the ownership interest in the entity for a gross sales price of approximately $127 million, which is payable in cash at closing and is subject to customary pro rations and adjustments.  Our pro rata share of the gross sales price is approximately $61 million and our pro rata share of debt associated with the Conrad Dublin was $9 million as of September 30, 2019.  The sale is subject to customary closing conditions and required regulatory approvals and is currently anticipated to close in the fourth quarter of 2019. The basis in our interest in the Conrad Dublin was $7 million as of September 30, 2019 and December 31, 2018.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $961 million and $955 million as of September 30, 2019 and December 31, 2018, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of September 30, 2019 were:

			Principal balance as of
	Interest Rate at September 30, 2019	Maturity Date	September 30, 2019	December 31, 2018
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans(1)	Average rate of 4.28%	2020 to 2026(3)	517	207
2016 Term Loan(2)	L + 1.45%	December 2021	750	750
2019 Term Facility	L + 1.40%	September 2024	850	—
Revolving credit facility(4)	L + 1.50%	December 2021(3)	—	—
Financing lease obligations	3.07%	2021 to 2022	1	1
			4,118	2,958
Add: unamortized premium			3	—
Less: unamortized deferred financing costs and discount			(21)	(10)
			$4,100	$2,948

(1)	Includes $310 million of mortgage loans assumed in connection with the Merger, all of which require payments of principal and interest on a monthly basis.
(2)	The 2016 Term Loan was entered into in December 2016, with a maturity date of December 2021.
(3)	Assumes the exercise of all extensions that are exercisable solely at our option.
(4)	$1 billion available.

New Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and Domestic entered into a delayed draw term loan agreement (the “2019 Term Facility”) with Bank of America, N.A. as administrative agent, and certain other financial institutions party thereto as lenders. The 2019 Term Facility provided for $950 million unsecured delayed draw term loan commitments to fund the Merger. The 2019 Term Facility included a $100 million two-year delayed draw term loan tranche, which was unfunded and the commitments thereunder terminated on September 18, 2019, and a $850 million five-year delayed draw term loan tranche, which has a scheduled maturity date of August 2024. On September 18, 2019, the five-year tranche was fully drawn to fund the Merger. The 2019 Term Facility agreement includes the option to increase the size of the 2019 Term Facility and enter into additional incremental term loan credit facilities, subject to certain limitations and obtaining additional commitments, in an aggregate amount not to exceed $400 million for all such increases.

Borrowings from the 2019 Term Facility bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. Beginning in August 2019, we accrued an unused commitment fee equal to 0.25% per annum of the undrawn portion of the 2019 Term Facility, which was paid on September 18, 2019 when the 2019 Term Facility was fully drawn. Additionally, we incurred upfront financing fees of $9 million associated with the 2019 Term Facility, of which $1 million was expensed in connection with the terminated commitments.

The 2019 Term Facility agreement contains certain financial covenants relating to our maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value and minimum unencumbered adjusted net operating income to unsecured interest coverage. If an event of default exists, we generally are not permitted to make distributions to stockholders, other than those required to qualify for and maintain REIT status and certain other limited exceptions.

In connection with the Merger, we assumed Chesapeake’s interest rate swap, which is designated as a cash flow hedge, to hedge the interest rate risk on a portion of the 2019 Term Facility.  The interest rate swap requires us to pay fixed interest of 1.86% per annum maturing on April 21, 2022 on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR.

CMBS and Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of September 30, 2019 and December 31, 2018, our condensed consolidated balance sheets included $18 million and $15 million of restricted cash, respectively, related to our CMBS loans and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2019 were:

Year	(in millions)
2019	$2
2020	20
2021	759
2022	97
2023	827
Thereafter(1)	2,413
$4,118

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 7: Fair Value Measurements and Derivative Instruments

We did not elect the fair value measurement option for our financial assets or liabilities.  The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$743	$725	$706
HHV CMBS Loan	3	1,275	1,330	1,275	1,214
2016 Term Loan	3	750	750	750	732
2019 Term Facility	3	850	850	—	—
Mortgage loans	3	517	522	207	201

The fair value of the interest rate swap we assumed in the Merger is measured on a recurring basis and classified within Level 2 of the fair value hierarchy as it is valued using a third-party pricing model which contain inputs that are derived from observable market data.  Where possible, the values produced by the pricing model are verified to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. As of September 30, 2019, the fair value of our interest rate swap liability was $2 million, which is included within other liabilities on our condensed consolidated balance sheet.

The fair values of our other financial instruments are estimated to be equal to their carrying amounts.

Note 8: Leases

We lease hotel properties, land and equipment under operating and financing leases.  We are subject to ground leases on 16 of our consolidated properties, 3 of which were acquired as part of the Merger. Our leases expire, including options under lessor control, at various dates through 2083, with varying renewal options, and the majority expire before 2034.

Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The maturities of our non-cancelable operating lease liabilities, due in each of the next five years and thereafter as of September 30, 2019, were:

Operating Leases
Year	(in millions)
2019	$8
2020	32
2021	32
2022	32
2023	26
Thereafter	414
Total minimum rent payments	$544
Less: imputed interest	260
Total operating lease liabilities	$284

As of September 30, 2019 the weighted average remaining operating lease term was 25.7 years and the weighted average discount rate used to determine the operating lease liabilities was 5.4%.

The components of rent expense, which are primarily included in other property-level expenses in our condensed consolidated statements of comprehensive income, supplemental cash flow and non-cash information for all operating leases were:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(in millions)
Operating lease expense	$7	$21
Variable lease expense	4	11
Operating cash flows for operating leases	7	20
Right-of-use assets obtained in exchange for lease obligations(1)	65	278

(1)

For the nine months ended September 30, 2019, balance represents right-of-use assets recognized upon adoption of ASC 842, Leases, on January 1, 2019, and right-of-use assets assumed in connection with the Merger.  For the three months ended September 30, 2019, balance represents right-of-use assets assumed in connection with the Merger.

Note 9: Income Taxes

We are treated as a REIT for U.S. federal income tax purposes, and we have been organized and operated, and expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off including the remeasurement of associated deferred tax assets and liabilities.

We will be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).  Income tax expense during the nine months ended September 30, 2019 is primarily related to taxable income from our TRSs.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of September 30, 2019, 5,496,016 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of September 30, 2019, 297,344 shares of common stock remain available for future issuance. For both the three months ended September 30, 2019 and 2018, we recognized $4 million of share-based compensation expense, and $12 million for both the nine months ended September 30, 2019 and 2018. As of September 30, 2019, unrecognized compensation expense was $20 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	585,106	$26.89
Granted	298,329	31.31
Vested	(308,094)	27.00
Forfeited	(12,615)	29.96
Unvested at September 30, 2019	562,726	$29.10

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	537,936	$31.16
Granted	314,858	34.28
Vested	(277,325)	31.25
Forfeited	(672)	42.05
Unvested at September 30, 2019	574,797	$32.82

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	19.5% - 21.5%
Dividend yield(2)	—
Risk-free rate	1.8% - 2.4%
Expected term	3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities. The weighted average expected volatility was 20.5%.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$5	$52	$183	$418
Earnings allocated to participating securities	—	—	(1)	(1)
Net income attributable to stockholders, net of earnings allocated to participating securities	$5	$52	$182	$417
Denominator:
Weighted average shares outstanding – basic	206	200	203	204
Unvested restricted shares	1	1	1	1
Weighted average shares outstanding – diluted	207	201	204	205

Basic EPS(1)	$0.02	$0.26	$0.90	$2.04
Diluted EPS(1)	$0.02	$0.26	$0.90	$2.04

(1)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2019 and 2018 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of September 30, 2019, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Share-based compensation expense;
•	Non-cash impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Total consolidated hotel revenue	$650	$633	$1,975	$1,998
Other revenues	22	19	59	53
Total revenues	$672	$652	$2,034	$2,051

Hotel Adjusted EBITDA	$183	$171	$573	$573
Other revenues	22	19	59	53
Casualty (loss) gain and impairment loss, net	(8)	1	(8)	1
Depreciation and amortization expense	(61)	(69)	(184)	(208)
Corporate general and administrative expense	(14)	(16)	(47)	(47)
Acquisition costs	(59)	—	(65)	—
Other operating expenses	(23)	(19)	(61)	(54)
Gain on sales of assets, net	1	2	20	98
Interest income	2	2	5	4
Interest expense	(33)	(32)	(98)	(94)
Equity in earnings from investments in affiliates	3	4	18	16
Loss on foreign currency transactions	(2)	(1)	(2)	(4)
Income tax expense	—	—	(12)	(13)
Other gain (loss), net	1	(2)	1	106
Other items	(3)	(5)	(9)	(9)
Net income	$9	$55	$190	$422

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	September 30, 2019	December 31, 2018
	(in millions)
Consolidated hotels	$11,551	$9,305
All other	69	58
Total	$11,620	$9,363

Note 13: Commitments and Contingencies

We expect that insurance proceeds, excluding any applicable insurance deductibles, will be sufficient to cover a significant portion of the property damage to our two hotels in Key West, Florida and the Caribe Hilton from Hurricanes Irma and Maria in September 2017 and the resulting loss of business. We have recognized a total loss of $22 million representing losses up to the amount of our deductibles and additional amounts not expected to be recovered from insurance. The amount of expected insurance proceeds could change as more information becomes available about the nature and extent of damage. Any gain resulting from insurance proceeds, including those for business interruption, will not be recognized until all contingencies have been resolved.

As of September 30, 2019, we had outstanding commitments under third-party contracts of approximately $68 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process. In addition, losses related to certain contingent liabilities could be apportioned to us under the distribution and tax matters agreements related to the spin-off transaction.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We are also involved in litigation that is not in the ordinary course of business, and we are indemnified from certain of these claims under the distribution agreement with Hilton. While the ultimate results of claims and litigation relating to assets retained by Hilton in connection with the spin-off cannot be predicted with certainty, we expect that the ultimate resolution of all pending or threatened claims and litigation as of September 30, 2019 will not have a material effect on our condensed consolidated results of operations, financial position or cash flows.

Following the May 6, 2019 announcement that we and Chesapeake had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) (the “Kent Action”) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1;19-cv-01263 (D.Del.) (filed July 8, 2019). The complaint in each case alleged purported violations of the federal securities laws and named as defendants Chesapeake, the individual members of the Chesapeake board of trustees, the Company, Domestic and Merger Sub. The plaintiffs alleged that Chesapeake and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the Form S-4 Registration Statement filed with the SEC on June 14, 2019 (the “Registration Statement”). The plaintiffs also alleged that the individual defendants, the Company, Domestic and Merger Sub violated Section 20(a) of the Exchange Act. Plaintiffs sought, among other things, to enjoin or rescind the merger, an award of damages in the event the merger was consummated and an award of costs and attorneys’ fees. While we believe that these claims were without merit, in order to avoid the risk of these claims delaying or adversely affecting the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Chesapeake agreed to amend and supplement the definitive proxy statement filed with the SEC on July 26, 2019 in connection with the Merger in a Current Report on Form 8-K filed with the SEC on September 3, 2019. The plaintiffs in these actions subsequently dismissed each case with prejudice as to the named plaintiffs only. The cases are now closed.

Note 14: Subsequent Events

In November 2019, we executed agreements to sell the Ace Hotel and Theater Downtown Los Angeles for a sales price of $117 million and the Hilton São Paulo Morumbi for a sales price of approximately $125 million. Both of these hotel sales will be payable in cash at closing and are subject to customary closing adjustments.

In October 2019, we executed an agreement to terminate the ground lease on the Hilton Sheffield Hotel. The termination is expected to occur prior to January 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2018.

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

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. Forward-looking statements include, but are not limited to, statements related to our current expectations regarding the performance of our business, financial results, liquidity and capital resources, the effects of competition and the effects of future legislation or regulations, the declaration and payment of future dividends, statements about our acquisition of Chesapeake Lodging Trust (“Chesapeake”) and statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including but not limited to statements regarding anticipated synergies or cost savings, future financial and operating results, plans, objectives, expectations and intentions, creation of value for stockholders, benefits of the acquisition of Chesapeake to customers, employees, stockholders and other constituents of the combined company, the integration of Chesapeake, the effects of industry, market, economic, political or regulatory conditions outside of our control and other non-historical statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, our Quarterly Reports on Form 10-Q and our, Current Reports on Form 8-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. After giving effect to our acquisition of Chesapeake in September 2019, we currently hold investments in entities that have ownership or leasehold interests in 66 hotels, consisting of premium-branded hotels and resorts with over 35,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and over 97% are located in the U.S. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 12: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Outlook

Gross domestic product (“GDP”) increased 1.9% during the third quarter of 2019 due to increases in federal, state and local government spending, personal consumption expenditures, residential fixed investments, and exports. Non-residential fixed business investment, a leading indicator of RevPAR performance, declined 3% during the quarter. Despite this decline, RevPAR for our comparable hotels increased 1.9% and 2.3% for the three and nine months ended September 30, 2019, respectively.  Our ability to experience continued RevPAR growth during the remainder of 2019 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on several macroeconomic factors, including corporate profitability, consumer confidence, employment (and resulting increase in wages) and GDP growth, coupled with supply growth and increased popularity of online booking services and short-term lodging websites.

Recent Events

On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 5, 2019, by and among the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“Domestic”), PK Domestic Sub LLC, a wholly-owned subsidiary of Domestic (“Merger Sub”) and Chesapeake, Chesapeake merged with and into Merger Sub (the “Merger”). We continue to be led by the senior management team that was leading the Company prior to the Merger.

Key Business Metrics Used by Management

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

Comparable Hotels Data

We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We present comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels.

2019 Comparable Hotels

Of the 58 hotels that we consolidated as of September 30, 2019, 39 hotels have been classified as comparable hotels. Due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico during the first half of 2019, the results from that property were excluded from our comparable hotels. Our comparable hotels as of September 30, 2019 also excludes 18 hotels acquired through the Merger, one hotel returned to the lessor after the expiration of the ground lease in December 2018, and five consolidated hotels that were sold in 2019.

Comparable Hotel Operating Statistics

The following table represents the key hotel operating statistics for our comparable hotels for the three and nine months ended September 30, 2019 and 2018. This table includes information from all of the comparable hotels we owned as of September 30, 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
Comparable RevPAR	$183.51	$180.07	1.9%		$184.77	$180.57	2.3%
Comparable Occupancy	83.7%	83.7%	0.0%	pts	83.3%	82.9%	0.4%	pts
Comparable ADR	$219.16	$215.01	1.9%		$221.82	$217.75	1.9%

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

The following table provides the components of Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019(1)	2018(1)	2019(1)	2018(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$172	$163	$556	$537
Non-comparable Hotel Adjusted EBITDA	11	8	17	36
Hotel Adjusted EBITDA	$183	$171	$573	$573

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net income	$9	$55	$190	$422
Depreciation and amortization expense	61	69	184	208
Interest income	(2)	(2)	(5)	(4)
Interest expense	33	32	98	94
Income tax expense	—	—	12	13
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	7	8	19	20
EBITDA	108	162	498	753
Gain on sales of assets, net	(1)	(2)	(20)	(98)
Loss (gain) on sale of investments in affiliates(1)	—	1	—	(107)
Loss on foreign currency transactions	2	1	2	4
Transition expense	—	1	—	3
Acquisition costs	59	—	65	—
Severance expense	—	1	2	2
Share-based compensation expense	4	4	12	12
Casualty loss (gain) and impairment loss, net	8	(1)	8	(1)
Other items	—	1	(4)	2
Adjusted EBITDA	180	168	563	570
Less: Adjusted EBITDA from investments in affiliates	9	10	31	36
Less: All other(2)	(12)	(13)	(41)	(39)
Hotel Adjusted EBITDA	$183	$171	$573	$573

(1)	Included in other gain (loss), net.
(2)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Net income attributable to stockholders	$5	$52	$183	$418
Depreciation and amortization expense	61	69	184	208
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sales of assets, net	(1)	(2)	(20)	(98)
Loss (gain) on sale of investments in affiliates(1)	—	1	—	(107)
Equity investment adjustments:
Equity in earnings from investments in affiliates	(3)	(4)	(18)	(16)
Pro rata FFO of investments in affiliates	6	8	27	28
Nareit FFO attributable to stockholders	67	123	353	430
Loss on foreign currency transactions	2	1	2	4
Casualty loss (gain), net	7	(1)	7	(1)
Transition expense	—	1	—	3
Acquisition costs	59	—	65	—
Severance expense	—	1	2	2
Share-based compensation expense	4	4	12	12
Other items	1	3	(1)	6
Adjusted FFO attributable to stockholders	$140	$132	$440	$456

Nareit FFO per share - Diluted(2)	$0.33	$0.61	$1.73	$2.10
Adjusted FFO per share - Diluted(2)	$0.68	$0.65	$2.16	$2.23

(1)	Included in other gain (loss), net.
(2)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Property Dispositions: During the nine months ended September 30, 2019 and 2018, we sold 5 and 12 consolidated hotels, respectively. Additionally, as of January 2019, we no longer lease the Hilton Chicago O’Hare.  The results of operations during our period of ownership of these hotels are included within non-comparable revenues and operating expenses.

•

Property Acquisitions: On September 18, 2019, we acquired 18 hotels through the Merger.  The results of operations during our period of ownership of these hotels are included within non-comparable revenues and operating expenses.

Revenue

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms revenue	$408	$401	1.7%	$1,220	$1,193	2.3%
Non-comparable rooms revenue	23	28	(17.9)	51	105	(51.4)
Total rooms revenue	$431	$429	0.5%	$1,271	$1,298	(2.1)%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Comparable rooms revenue increased $7 million and $27 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of an increase in comparable hotel RevPAR of 1.9% and 2.3%, respectively. The increase in RevPAR during the three months ended September 30, 2019 was primarily due to an increase in group revenue of 20.7% partially offset by a decrease in transient revenue of 4.8%. The increase in group revenue was primarily a result of an increase in demand and rate. The increase in RevPAR during the nine months ended September 30, 2019 was primarily due to increases in group and contract revenues of 8.5% and 8.6%, respectively, partially offset by a decrease in transient revenue of 1.5%. The increase in group and contract revenue was a result of increases in both demand and rate.

During the three and nine months ended September 30, 2019, the overall increase in RevPAR for our comparable hotels was primarily a result of increases at our Hawaii and Southern California hotels.  Our Hawaii hotels experienced an increase in RevPAR of 13.0% and 4.5% during the three and nine months ended September 30, 2019, respectively, primarily due to an increase in rate and occupancy from both group and transient business at the Hilton Waikoloa Village which previously experienced disruption caused by the 2018 volcanic activity on the Big Island beginning in May of 2018. Southern California benefited primarily from a 7.4% and 23.1% RevPAR increase at the Hilton Santa Barbara Beachfront Resort during the three and nine months ended September 30, 2019, respectively, from an increase in occupancy and rate following the renovation and repositioning of the hotel completed in April 2018.  Additionally, RevPAR at our Northern California hotels increased during the nine months ended September 30, 2019 primarily from a combined 23% increase in group revenue at the Hilton San Francisco Union Square and Parc 55 San Francisco.

The overall increase in RevPAR for our comparable hotels was partially offset by declines in RevPAR at our Florida and Chicago hotels. During the three and nine months ended September 30, 2019, the decline at our Florida hotels was primarily attributable to renovation displacement at The Reach, A Waldorf Astoria Resort, which is undergoing a conversion to a Curio branded hotel and rooms renovation at the Hilton Orlando Bonnet Creek in connection with its conversion to a Signia Hilton branded hotel. The decrease in transient revenue at our Florida hotels was partially offset by an increase in group revenue at the Waldorf Astoria Orlando due to an increase in group demand and an increase in transient demand at Casa Marina, A Waldorf Astoria Resort during the three and nine months ended September 30, 2019 as well as an increase in group demand during the three months ended September 30, 2019. The decline in RevPAR in our Chicago hotels was primarily a result of a decrease in transient revenue of 26% and 10%, respectively. Additionally, RevPAR at our Northern California hotels decreased during the three months end September 30, 2019 primarily as a result of a decrease in transient revenue resulting from lower rates, partially offset by an increase in group business.

Non-comparable rooms revenue decreased $5 million and $54 million during the three and nine months ended September 30, 2019, respectively, primarily as a result of our property dispositions, partially offset by an increase of $17 million contributed by the hotels acquired through the Merger.

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage revenue	$149	$133	12.0%	$518	$492	5.3%
Non-comparable food and beverage revenue	7	11	(36.4)	16	40	(60.0)
Total food and beverage revenue	$156	$144	8.3%	$534	$532	0.4%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Comparable food and beverage revenue increased $16 million during the three months ended September 30, 2019 and increased $26 million during the nine months ended September 30, 2019, compared to the same periods in 2018 primarily as a result of an increase in banquet and catering revenue. Food and beverage revenue at our non-comparable hotels decreased $4 million and $24 million during the three and nine months ended September 30, 2019, respectively, primarily as a result of our property dispositions, partially offset by an increase of $5 million contributed by the hotels acquired through the Merger.

Ancillary hotel

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable ancillary hotel revenue	$55	$50	10.0%	$156	$144	8.3%
Non-comparable ancillary hotel revenue	8	10	(20.0)	14	24	(41.7)
Total ancillary hotel revenue	$63	$60	5.0%	$170	$168	1.2%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Ancillary hotel revenue at our comparable hotels increased $5 million and $12 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 as a result of an increase in resort and parking fees. Ancillary revenue at our non-comparable hotels decreased $2 million and $10 million during the three and nine months ended September 30, 2019, respectively, primarily as a result of our property dispositions, partially offset by an increase of $1 million contributed by the hotels acquired through the Merger.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Laundry revenue	$3	$4	(25.0)%	$9	$11	(18.2)%
Support service revenue	19	15	26.7	50	42	19.0
Total other revenue	$22	$19	15.8%	$59	$53	11.3%

Support service revenue increased during the three and nine months ended September 30, 2019 primarily due to an increase in reimbursable costs from the services agreements at the Hilton Hawaiian Village Waikiki Beach Resort.

Operating Expenses

Rooms

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable rooms expense	$108	$105	2.9%	$320	$310	3.2%
Non-comparable rooms expense	6	8	(25.0)	14	27	(48.1)
Total rooms expense	$114	$113	0.9%	$334	$337	(0.9)%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Rooms expense at our comparable hotels increased $3 million and $10 million for the three and nine months ended September 30, 2019, respectively. Room expense increased during the nine months primarily due to an increase in occupancy. Non-comparable rooms expense decreased $2 million and $13 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 as a result of our property dispositions, partially offset by an increase of $4 million from the hotels acquired through the Merger.

Food and beverage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable food and beverage expense	$111	$103	7.8%	$358	$342	4.7%
Non-comparable food and beverage expense	6	8	(25.0)	13	26	(50.0)
Total food and beverage expense	$117	$111	5.4%	$371	$368	0.8%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Food and beverage expense at our comparable hotels increased $8 million and $16 million during the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily as a result of increases in banquet and catering expenses associated with the increase in associated revenues. Non-comparable food and beverage expense decreased $2 million and $13 million during the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily as a result of our property dispositions, partially offset by an increase of $3 million from the hotels acquired through the Merger.

Other departmental and support

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable other departmental and support expense	$142	$137	3.6%	$425	$414	2.7%
Non-comparable other departmental and support expense	11	20	(45.0)	28	55	(49.1)
Total other departmental and support expense	$153	$157	(2.5)%	$453	$469	(3.4)%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Other departmental and support expense at our comparable hotels increased $5 million and $11 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 as a result of increases in administrative and general and sales and marketing expenses primarily as a result of an increase in business.  Other departmental and support expense at our non-comparable hotels decreased $9 million and $27 million during the three and nine months ended September 30, 2019, respectively compared to the same periods in 2018 primarily as a result of our property dispositions, partially offset by an increase of $6 million from the hotels acquired through the Merger.

Other property-level

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable other property-level expense	$51	$48	6.3%	$146	$139	5.0%
Non-comparable other property-level expense	3	6	(50.0)	6	18	(66.7)
Total other property-level expense	$54	$54	—	$152	$157	(3.2)%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Other property-level expenses at our comparable hotels increased $3 million and $7 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 as a result of increases in insurance and property tax expense. Other property-level expenses at our non-comparable hotels decreased $3 million and $12 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily as a result of our property dispositions, partially offset by an increase of $1 million from the hotels acquired through the Merger.

Management fees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019(1)	2018(1)	Percent Change	2019(1)	2018(1)	Percent Change
	(in millions)			(in millions)
Comparable management fees expense	$30	$30	—%	$97	$95	2.1%
Non-comparable management fees expense	2	2	—	4	8	(50.0)
Total management fees expense	$32	$32	—	$101	$103	(1.9)%

(1)	Based on our 2019 comparable hotels as of September 30, 2019.

Management fees at our non-comparable hotels remained the same for the three months ended September 30, 2019 and decreased $4 million for the nine months ended September 30, 2019, compared to the same periods in 2018 primarily as a result of our property dispositions, partially offset by an increase of $1 million from the hotels acquired through the Merger.

Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$10	$11	(9.1)%	$33	$31	6.5%
Share-based compensation expense	4	4	—	12	12	—
Transition expense	—	1	(100.0)	—	3	(100.0)
Disposition costs	—	—	—	1	—	100.0
Severance expense	—	—	—	1	1	—
Total corporate general and administrative	$14	$16	(12.5)%	$47	$47	—%

Acquisition costs

Acquisition costs of $59 million and $65 million for the three and nine months ended September 30, 2019, respectively, relate to costs incurred in connection with the Merger with Chesapeake.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Laundry expense	$4	$5	(20.0)%	$13	$14	(7)%
Support services expense	19	14	35.7	48	40	20.0
Total other	$23	$19	21%	$61	$54	13.0%

Support service expense increased during the three and nine months ended September 30, 2019 primarily due to an increase in costs incurred for the services agreements at the Hilton Hawaiian Village Waikiki Beach Resort.

Gain on sales of assets, net

During the nine months ended September 30, 2019, we recognized a net gain of $20 million as a result of the sale of five of our consolidated hotels. Refer to Note 3: “Acquisitions and Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the nine months ended September 30, 2018, we recognized a net gain of $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$63	$63	—%
Mortgage Loans	3	2	50.0	7	6	16.7
2016 Term Loan	7	7	—	22	19	15.8
2019 Term Facility(2)	1	—	100.0	1	—	100.0
Other	1	2	(50.0)	5	6	(16.7)
Total interest expense	$33	$32	3.1%	$98	$94	4.3%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)

In August 2019, the Company, Park Intermediate Holdings LLC (our “Operating Company”) and Domestic entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing a $950 million unsecured delayed draw term loan facility (the “2019 Term Facility”), with the $850 million, five-year delayed draw term loan tranche fully drawn on September 18, 2019 to fund the Merger.  The $100 million, two-year delayed draw term loan tranche was unfunded and the commitments thereunder terminated on September 18, 2019.

Interest expense increased as a result of $310 million in mortgage loans assumed in connection with the Merger and borrowings under the 2019 Term Facility to fund the Merger.

Income tax expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Percent Change	2019	2018	Percent Change
	(in millions)			(in millions)
Income tax expense	$—	$—	0.0%	$(12)	$(13)	(7.7)%

Income tax expense for the nine months ended September 30, 2019 includes $7 million of income tax liabilities primarily associated with our taxable REIT subsidiaries as compared to $9 million for the nine months ended September 30, 2018. Income tax expense for the nine months ended September 30, 2019 also includes $2 million of built-in gain tax recognized on the hotels disposed of during 2019, beyond that of our previously recognized deferred tax liabilities as compared to $6 million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our revolving credit facility (“Revolver”), uncommitted additional borrowings under our 2019 Term Facility and issuing securities.  As of September 30, 2019, we had total cash and cash equivalents of $321 million and $43 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. In addition, we had $1 billion of available capacity remaining under our Revolver and the ability to raise capital through the issuance of securities under our shelf-registration statement on Form S-3.

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

We finance our business activities primarily with existing cash and cash generated from our operations, and if necessary, short-term borrowing under our Revolver, or proceeds from public offerings of other securities. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and capital expenditures for the foreseeable future. Our cash management objectives are to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Merger with Chesapeake

On September 18, 2019, the Merger was completed pursuant to the terms and subject to the conditions set forth in the Merger Agreement, and Chesapeake merged with and into Merger Sub. Each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share, was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of our common stock were issued in the Merger. The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash. In August 2019, we entered into the 2019 Term Facility, which provided a $950 million Term Facility, with the $850 million, five-year delayed draw term loan tranche under the 2019 Term Facility fully drawn on September 18, 2019 to fund the Merger. The $100 million, two-year delayed draw term loan tranche under the 2019 Term Facility was not funded and the commitments thereunder terminated on September 18, 2019. Refer to Note 1: “Organization” and Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We anticipate an increase in cash outflows as a result of the increased dividend payment requirements with respect to the 37.8 million shares of our common stock issued to Chesapeake common shareholders on September 18, 2019 as part of the consideration for the Merger. We expect to fund the dividends from increased cash flows generated from the hotels acquired in the Merger.

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

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2019	2018	Percent Change
	(in millions)
Net cash provided by operating activities	$349	$295	18.3%
Net cash (used in) provided by investing activities	(855)	473	NM(1)
Net cash provided by (used in) financing activities	445	(730)	NM(1)

(3)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $54 million increase in net cash provided by operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the timing of receipts from our customers and payments to our vendors and other third parties and an increase in cash from the hotels acquired in the Merger, coupled with a decrease in income tax payments of $44 million.

Investing Activities

The $855 million in net cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to the $913 million used in the acquisition of Chesapeake and $184 million used for capital expenditures for property and equipment at our hotels, partially offset by $230 million in net proceeds received from the sale of hotels.

The $473 million in net cash provided by investing activities for the nine months ended September 30, 2018 was primarily attributable to the $519 million in net proceeds received from the sale of hotels, partially offset by $133 million used for capital expenditures for property and equipment at our hotels.

Financing Activities

The $445 million in net cash provided by financing activities for the nine months ended September 30, 2019  is primarily attributable to borrowings of $850 million from the 2019 Term Facility entered into in September 2019 to fund the Merger, partially offset by $382 million in dividends paid.

The $730 million in net cash used in financing activities for the nine months ended September 30, 2018 is primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million during the three months ended March 31, 2018, coupled with $379 million in dividends paid.

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

Debt

As of September 30, 2019, our total indebtedness was approximately $4 billion, including approximately $310 million assumed in the Merger, and excluding approximately $234 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2019 included construction contract commitments of approximately $68 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

On September 18, 2019, we completed the Merger, and we are currently in the process of integrating Chesapeake’s operations into our internal control structure. We do not believe that any of these integration activities will have a material effect to our internal control over financial reporting. There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the May 6, 2019 announcement that we and Chesapeake had entered into the Merger Agreement, two purported shareholder class actions were filed in the United States District Court for the District of Delaware captioned: Kent v. Chesapeake Lodging Trust, et al., No. 1:19-cv-01201 (D.Del.) (filed June 25, 2019) (the “Kent Action”) and Terlinden v. Chesapeake Lodging Trust, et al., No. 1;19-cv-01263 (D.Del.) (filed July 8, 2019). The complaint in each case alleged purported violations of the federal securities laws and named as defendants Chesapeake, the individual members of the Chesapeake board of trustees, the Company, Domestic, and Merger Sub. The plaintiffs alleged that Chesapeake and the individual defendants violated Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, by providing inadequate disclosure regarding the proposed merger in the Form S-4 Registration Statement filed with the SEC on June 14, 2019 (the “Registration Statement”). The plaintiffs also alleged that the individual defendants, the Company, Domestic and Merger Sub violated Section 20(a) of the Exchange Act. Plaintiffs sought, among other things, to enjoin or rescind the merger, an award of damages in the event the merger is consummated and an award of costs and attorneys’ fees. While we believe that these claims were without merit, in order to avoid the risk of these claims delaying or adversely affecting the Merger, to minimize the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, Chesapeake agreed to amend and supplement the definitive proxy statement filed with the SEC on July 26, 2019 in connection with the Merger in a Current Report on Form 8-K filed with the SEC on September 3, 2019. The plaintiffs in these actions subsequently dismissed each case with prejudice as to the named plaintiffs only. The cases are now closed.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 and the risk factors under the “Risks Related to Park Following the Merger” and “Risks Related to an Investment in Park Following the Merger” headers in “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended June 30, 2019, which risk factors are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	7	$25.58	N/A	N/A
February 1, 2019 through February 28, 2019	77,411	$31.82	N/A	N/A
March 1, 2019 through March 31, 2019	6,560	$31.52	N/A	N/A
April 1, 2019 through April 30, 2019	—	$—	N/A	N/A
May 1, 2019 through May 31, 2019	2,016	$32.54	N/A	N/A
June 1, 2019 through June 30, 2019	29	$27.70	N/A	N/A
July 1, 2019 through July 31, 2019	66	$27.85	N/A	N/A
August 1, 2019 through August 31, 2019	8,820	$26.09	N/A	N/A
September 1, 2019 through September 30, 2019	15,683	$25.36	N/A	N/A
	110,592

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

10.1

Delayed Draw Term Loan Agreement, dated as of August 28, 2019, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 4, 2019).

10.2

Second Amendment to Credit Agreement, dated as of August 28, 2019, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 4, 2019).

11.1	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: November 7, 2019	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: November 7, 2019	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)