Form 10-K
period 2019-12-31
Park Hotels & Resorts Inc.
filed 2020-02-27
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,527 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 24, 2020 was 240,184,706.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

Definitions

Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•

“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude: (i) gains or losses on sales of assets for both consolidated and unconsolidated investments; (ii) gains or losses on foreign currency transactions; (iii) transition expense related to our establishment as an independent, publicly traded company; (iv) costs associated with hotel acquisitions or dispositions expensed during the period; (v) severance expense; (vi) share-based compensation expense; (vii) casualty gains or losses and impairment losses; and (viii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.

•

“Adjusted FFO attributable to stockholders” means Nareit funds from operations (“FFO”) attributable to stockholders (as defined below), as further adjusted to exclude: (i) gains or losses on foreign currency transactions; (ii) transition expense related to our establishment as an independent, publicly traded company; (iii)  costs associated with hotel acquisitions or dispositions expensed during the period; (iv) severance expense; (v) share-based compensation expense; (vi) casualty gains or losses, and (vii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure.

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

•

“EBITDA” reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.

•	“HGV” refers to Hilton Grand Vacations Inc. and its consolidated subsidiaries, and references to “HGV Parent” refers only to Hilton Grand Vacations Inc., exclusive of its subsidiaries.
•

“Hilton” refers to Hilton Worldwide Holdings Inc. and its consolidated subsidiaries, and references to “Hilton Parent” or “Parent” refers only to Hilton Worldwide Holdings Inc., exclusive of its subsidiaries.

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
•

“Nareit FFO attributable to stockholders” means net income (loss) attributable to stockholders (calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. We calculate Nareit FFO attributable to stockholders for a given operating period in accordance with the guidelines of the National Association of Real Estate Investment Trusts (“Nareit”) and its December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement”. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Nareit FFO attributable to stockholders, which is a non-GAAP financial measure.

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

PART I

Item 1. Business

Our Company

We are the second largest publicly-traded lodging real estate investment trust (“REIT”) with a diverse portfolio of market-leading hotels and resorts with significant underlying real estate value. We were originally formed as Hilton Hotels Corporation, a Delaware corporation, in 1946 and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton Parent completed the spin-off that resulted in our establishment as an independent, publicly traded company. As of February 27, 2020, our portfolio consists of 60 premium-branded hotels and resorts with over 33,000 rooms, primarily located in prime United States (“U.S.”) markets with high barriers to entry. Over 86% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 5, 2019, by and among Park Parent, PK Domestic Property LLC, an indirect subsidiary of Park Parent (“PK Domestic”), PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”) and Chesapeake Lodging Trust (“Chesapeake”), Chesapeake merged with and into Merger Sub (the “Merger”). Park Intermediate Holdings LLC (our “Operating Company”), continues to directly or indirectly, hold all of our assets and conduct all of our operations. Park Parent owns 100% of the interests in our Operating Company.

We are treated as a REIT for U.S. federal income tax purposes, and we believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT.

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•

Maximizing Hotel Profitability through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. We will continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 9 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.

•

Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions, which we believe will enable us to further diversify our portfolio.  For example, in September 2019, we completed the $2.5 billion acquisition of Chesapeake, which helped us to increase our scale and achieve greater diversification. Additionally, since our spin-off, we have sold 23 hotels located in lower growth domestic and non-core international markets for a combined sales price of approximately $1.2 billion, providing us with liquidity to execute on a variety of strategic corporate initiatives. In 2018, a portion of the proceeds from these sales was used to repurchase 14,000,000 shares of our common stock for $348 million and declare special cash dividends of $0.75 per share, or approximately $150 million. In 2019, capital recycling proceeds helped to fund the acquisition of Chesapeake and pay down debt. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.

•

Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet with continued focus on optimizing our cost of capital by targeting appropriate leverage levels, which we seek to maintain between three- to five-times net debt (calculated as our long-term debt and our share of investments in affiliates’ debt, both excluding deferred financing costs, reduced by both our cash and cash equivalents and our restricted cash) to Adjusted EBITDA throughout the lodging cycle. We will also focus on maintaining sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 27, 2020.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	25	22,042
DoubleTree by Hilton	Upscale	9	3,733
Embassy Suites by Hilton	Upper Upscale	5	1,259
W Hotels	Luxury	3	1,020
Hyatt Regency	Upper Upscale	2	940
Waldorf Astoria Hotels & Resorts	Luxury	2	813
Marriott	Upper Upscale	1	430
Marriott Tribute Portfolio	Upper Upscale	1	393
Curio - A Collection by Hilton	Upper Midscale	2	374
Le Meridien	Upper Upscale	1	360
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Hilton Garden Inn	Upscale	2	290
Hotel Indigo	Upper Upscale	1	210
Courtyard by Marriott	Upscale	1	204
Homewood Suites by Hilton	Upscale	1	195
Marriott Autograph Collection	Upper Upscale	1	171
Hampton by Hilton	Upper Midscale	1	131
Total		60	33,225

Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	39	23,209
Ground Lease	14	5,719
	53	28,928
Unconsolidated Joint Ventures(2)
Fee Simple	4	2,452
Ground Lease	3	1,845
	7	4,297
Total	60	33,225

(1)

Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2)	Seven of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Hotel Laundry Operations

We own and operate three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon that service approximately 50 hotels, including five of our owned hotels, and employ more than 200 full-time employees. Revenue from our commercial laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2019, 2018 and 2017.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. During the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment. As part of our asset management strategy, we also work with our various hotel managers to monitor environmental performance and support implementation of operational best practices. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. In addition, we have published our 2019 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance.

Our Principal Agreements

In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees, which, in turn have engaged third parties to operate these hotels pursuant to management agreements. Certain of our hotels also have franchise agreements. We may, in the future, re-flag existing properties, acquire additional properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

Below is a general overview of our management and franchise agreements.

Management Agreements

Our hotel managers control the day-to-day operations of our hotels that are subject to a management agreement. We have consultative and specified approval rights with respect to certain actions of our hotel managers, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.

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

Term

Our management agreements have initial terms ranging from 5 to 30 years and most allow for one or more renewal periods. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range between 5 and 70 years.

Fees

Our management agreements generally contain a two-tiered fee structure, where our hotel managers receive a base management fee and an incentive management fee. The base management fee for our hotels range from approximately 2% to 4% of gross hotel revenues or receipts, as defined in each agreement. The incentive management fee is typically a percentage of a specified performance measure such as operating income, cash flow or other performance measures, as defined in the agreements with some agreements only providing for incentive fees following the satisfaction of certain dollar thresholds. We also pay certain service fees to our hotel managers and generally reimburse our hotel managers for salaries and wages of their employees at our hotels, as well as for certain other expenses incurred in connection with the operation of the hotel.

Termination Events

Subject to certain qualifications, notice requirements and applicable cure periods, the management agreements generally are terminable by either party upon a material casualty or condemnation of the hotel or the occurrence of certain customary events of default, including, among others: the bankruptcy or insolvency of either party; the failure of either party to make a payment when due, and failure to cure such non-payment after late payment notice; or breach by either party of covenants or obligations under the management agreement. In certain instances, we retain the right to terminate a management agreement if manager fails to meet specified performance criteria.

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

Franchise Agreements

Certain of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.

Term

Our franchise agreements contain an initial term of between 7 and 20 years and require the franchisor’s consent to be extended.

Fees

Our franchise agreements require that we pay a royalty fee on gross rooms revenue at rates ranging from 4% to 6%, plus a percentage of food and beverage revenue for certain hotels, which in most cases is 3%. We must also pay certain marketing, reservation, program and other customary fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.

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

Spin-Off Related Agreements

We were originally formed as Hilton Hotels Corporation, a Delaware corporation, in 1946 and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton Parent completed the spin-off that resulted in our establishment as an independent, publicly traded company.

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

In addition, notwithstanding the allocation described above, we, HGV and Hilton have agreed that losses related to certain contingent liabilities (and related costs and expenses), which generally are not specifically attributable to any of the separated real estate business, the timeshare business or the retained business of Hilton (“Shared Contingent Liabilities”), will be apportioned among the parties according to fixed percentages of 65%, 26% and 9% for each of Hilton, us and HGV, respectively. Examples of Shared Contingent Liabilities may include uninsured losses arising from actions (including derivative actions) against current or former directors or officers of Hilton in respect of acts or omissions occurring prior to the distribution date, or against current or former directors or officers of any of Hilton, HGV or us, arising out of, in connection with, or otherwise relating to, the spin-offs and the distribution, subject to certain exceptions described in the Distribution Agreement. In addition, costs and expenses of, and indemnification obligations to, third party professional advisors arising out of the foregoing actions may also be subject to these provisions. Subject to certain limitations and exceptions, Hilton shall generally be vested with the exclusive management and control of all matters pertaining to any such Shared Contingent Liabilities, including the prosecution of any claim and the conduct of any defense.

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

The Tax Matters Agreement also provides for cross-indemnities with respect to tax matters that, except as otherwise provided in the Tax Matters Agreement, are principally designed to place financial responsibility for the tax-related obligations and liabilities of each business with the appropriate company.

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 27, 2020, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of U.S. Properties (Excluding Properties Leased by Joint Ventures)
Embassy Suites Phoenix Airport	182	November 30, 2021	1 x 10 years
Portfolio of Five Hotels(1)	2,053	December 31, 2025	2 x 5 years(2)
Embassy Suites Austin Downtown South Congress	262	February 28, 2029	1 x 10 years(3)
Hilton Oakland Airport	360	January 19, 2034	None
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Boston Logan Airport	604	September 30, 2044	2 x 20 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(4) Renewal Rights 2 x 10 years; 1 x 5 years
Hyatt Regency Mission Bay Spa and Marina	438	January 31, 2056	None
Embassy Suites Kansas City Plaza	266	January 30, 2076(5)	Renewal Rights(5) 2 x 25 years
JW Marriott San Francisco Union Square	344	January 14, 2083	None
Leases of U.S. Properties by Joint Ventures
Embassy Suites Secaucus Meadowlands	261	October 31, 2021	1 x 10 years
Hilton La Jolla Torrey Pines	394	June 30, 2067	1 x 10 years; 1 x 20 years(6)
Hilton San Diego Bayfront	1,190	December 31, 2071	None

(1)

Reflects the terms of a master lease agreement pursuant to which we lease the following five hotels: the Hilton Salt Lake City Center; the DoubleTree Hotel Seattle Airport; the DoubleTree Hotel San Diego—Mission Valley; the DoubleTree Hotel Sonoma Wine Country; and the DoubleTree Hotel Durango.

(2)	The renewal option may be exercised for less than all 5 of the hotels. Minimum rent is reduced if the renewal option is exercised for less than all of the 5 hotels.
(3)

The term of this renewal option exceeds the expiration of the underlying master ground lease in 2031. No extension rights are available, and it is unlikely that the landlord under the master ground lease will grant a term past 2031.

(4)	Tenant has a right of first offer with respect to the property.
(5)	Lease expires on January 30, 2026; however, the renewal rights are included in the current lease term expiration as the landlord has the option to renew the lease.
(6)	Renewal rights are dependent on the amount of capital expenditures invested in the hotel during the term.

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

Government Regulations

Our business is subject to various federal and state laws and regulations (in the U.S. and Puerto Rico). In particular, we are subject to the Americans with Disabilities Act (“ADA”). Under the ADA, all public accommodations are required to meet certain U.S. federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993. Public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could result in reputational harm or otherwise materially and negatively affect our performance and results of operations.

In addition, a number of states regulate the activities of hospitality properties and restaurants, including safety and health standards, as well as the sale of liquor at such properties, by requiring licensing, registration, disclosure statements and compliance with specific standards of conduct. As an operator of the Select Hotels we are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. We are also subject to privacy and data security laws. Compliance with, or changes in, these laws could reduce the revenue and profitability of our properties and could otherwise adversely affect our operations.

Environmental Matters

We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations (in the U.S. and Puerto Rico) and incur costs in complying with such requirements. These laws and regulations govern our operations including any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum projects; and wastewater disposal. In addition, as a current and former owner of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as personal injury, property damage, fines or other claims by third parties associated with environmental compliance or the presence of contamination. In addition to our hotel accommodations, we operate certain laundry facilities. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our properties include older buildings, and some may have, or may historically have had impacts from current or historical site operations including dry-cleaning facilities, gasoline and auto service stations, underground storage tanks for heating oil and back-up generators, and other operations that may have caused environmental contamination. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination from leaking underground storage tanks or as a result of current or historical dry-cleaning operations, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for treatment or disposal, without regard to whether we complied with environmental laws in sending our wastes to such treatment or disposal sites. In some cases, we may be entitled to indemnification, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

REIT Qualification

We are treated as a REIT for U.S. federal income tax purposes, and we believe we have been organized and operated, and expect to continue to be organized and operated, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. To comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items.”

Insurance

We maintain insurance coverage for general liability, property, including business interruption, terrorism, and other risks with respect to our business for all of our hotels. We also maintain workers’ compensation insurance for our corporate employees and employees at our Select Hotels and commercial laundry facilities, while our managers maintain workers’ compensation insurance for their employees at our managed hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Employees

As of December 31, 2019, we had 488 employees, including 95 corporate employees, 174 employees of the Select Hotels, and 219 employees of our commercial laundry operations. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels, other than the Select Hotels. Although we generally do not manage employees at our hotels (other than the Select Hotels), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers, and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

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

A key element of our business strategy is identifying and consummating acquisitions of additional hotels and portfolios. On September 18, 2019, we completed the Merger with Chesapeake, which added 18 hotels to our portfolio across several U.S. markets (2 of which were subsequently sold in December 2019). We can provide no assurances that we will be successful in identifying attractive hotels in the future or that, once identified, we will be successful in consummating future acquisitions. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels or portfolios that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of retained cash flows, borrowings and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

In addition, newly acquired, redeveloped, renovated, repositioned or re-branded hotels may fail to perform as expected and the costs necessary to bring such hotels up to brand standards may exceed our expectations, which may result in the hotels’ failures to achieve projected returns. Likewise, we may not receive the expected benefit from the Merger, including the elimination of duplicative costs associated with supporting a public company platform.

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
•

we may assume various contingent liabilities in connection with such transactions, and we may not be able to recover amounts with respect to losses due to breaches by the sellers of representations or warranties or due to limits on indemnification.

We may also divest certain properties or assets, and any such divestments may yield lower than expected returns or otherwise fail to achieve the benefits we expect. For instance, we continue to explore sales of certain of our non-core hotels, and there can be no assurances that we will be able to recover the current carrying amount of these investments. In some circumstances, sales of properties or other assets may result in losses. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. In addition, we may not be able to reinvest the proceeds from any sales in new hotels at attractive rates of return, which may also impact our future operating results. Finally, any acquisitions, investments or dispositions could have costs or liabilities that exceed our expectations or demand significant attention from management that would otherwise be available for business operations, which could harm our business. In particular, the additional complexities of increasing the number of third-party operators relied upon and brands represented in our portfolio following the Merger will require additional time and attention of management. The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

There are inherent risks with investments in real estate, including the relative illiquidity of such investments.

Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any hotel we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale of the hotel. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for use in a trade or business of generating rents or for investment, rather than hold primarily for sale in the ordinary course of business, all of which may cause us to forego or defer sales of hotels that otherwise would be in our best interests. Therefore, we may not be able to adjust the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Many of our hotels, including related ancillary personal property, may have low tax bases. If we dispose of these hotels in taxable transactions, we may be required to pay tax on the sale and will be required to distribute the after-tax gain to our stockholders under the requirements of the Code applicable to REITs, either of which, in turn, would impact our cash flow. To dispose of low basis hotels efficiently, we may from time to time use “like-kind exchanges”, which is only applicable for non-recognition of taxable gain related to real property, and can be difficult to consummate and result in the hotel for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes, and could result in taxable gain and a shareholder distribution requirement related to the non-real property associated with the hotel sale.

We are subject to risks associated with the concentration of our portfolio in the Hilton family of brands. Any deterioration in the quality or reputation of the Hilton brands, including changes to the Hilton Honors guest loyalty program, could have an adverse effect on our reputation, business, financial condition or results of operations.

A majority of our properties currently utilize brands owned by Hilton and participate in the Hilton Honors guest loyalty and rewards program. As a result, our ability to attract and retain guests depends, in part, on the public recognition of the Hilton brands and their associated reputation. If the Hilton brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels. In addition, any adverse developments in Hilton’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us. For example, the occurrence of a major data breach or similar event associated with Hilton could impair Hilton’s ability to manage our properties and could have a material adverse effect on us.

Changes in ownership or management practices, the occurrence of accidents or injuries, force majeure events, crime, individual guest notoriety or similar events at our hotels or other properties managed, owned or leased by Hilton can harm our reputation, create adverse publicity and cause a loss of consumer confidence in our business. Because of the global nature of the Hilton brands and the broad expanse of its business and hotel locations, events occurring in one location could negatively affect the reputation and operations of otherwise successful individual locations, including properties in our portfolio. We also could face legal claims related to negative events, along with resulting adverse publicity. If the perceived quality of the Hilton brand declines, or if Hilton’s reputation is damaged, our business, financial condition or results of operations could be adversely affected.

Hilton Honors guest loyalty program allows program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value of a majority of our hotels. In addition to the accumulation of points for future hotel stays at the Hilton family of brands, Hilton Honors arranges with third-party service providers, such as airlines and rail companies, to exchange monetary value represented by points for program awards. Currently, the program benefits are not taxed as income to members. We are not the owner of the Hilton Honors loyalty program and changes to the program or our access to it could negatively impact our business.  If the program deteriorates or materially changes in an adverse manner, or becomes subject to taxation such that a material number of Hilton Honors members choose to no longer participate in the program, our business, financial condition or results of operations could be materially adversely affected.

Contractual and other disagreements with or involving our current and future third-party hotel managers and franchisors could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements require us and our managers to comply with operational and performance conditions that are subject to interpretation and could result in disagreements, and we expect this will be true of any management and franchise agreements that we enter into with future third-party hotel managers or franchisors. At any given time, we may be in dispute with one or more third-party hotel managers or franchisors. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

We are dependent on the performance of our managers and could be materially and adversely affected if our managers do not properly manage our hotels or otherwise act in our best interests or if we are unable to maintain a good relationship with our third-party hotel managers.

In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with third-party managers to operate our hotels. We could be materially and adversely affected if any third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, our third-party hotel managers manage, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, third-party managers may make decisions regarding competing lodging facilities that are not in our best interests.

The success of our properties largely depends on our ability to establish and maintain good relationships with our hotel managers and other third-party hotel managers and franchisors that we may engage in the future. If we are unable to maintain good relationships with our third-party hotel managers and franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

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

Our hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers that we contract with in the future also will be dependent on such networks. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection, retention and transfer of large volumes of personally identifiable information of hotel guests, including credit card numbers.

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on our hotel managers to protect proprietary and customer information from these threats. Any compromise of our own network or hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of our hotels, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to the hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through system or user error, physical or electronic break-ins, computer viruses, and attacks by hackers (whether through unauthorized access, network- or email-based attacks, or otherwise). Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to protect the information we maintain. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, monetary losses or regulatory penalties which could be significant. We currently have a policy that covers some aspects of a loss due to a cyber-attack, but costs are variable based on the scale of such an attack.

Restrictive covenants in certain of our hotel management and franchise agreements contain provisions limiting or restricting the sale of our hotels, which could materially and adversely affect our profitability.

Many of our hotel management and franchise agreements generally contain restrictive covenants that limit or restrict our ability to sell a hotel free of the management or franchise encumbrance other than to permitted transferees. Generally, we may not agree to sell, lease or otherwise transfer particular hotels unless the transferee executes a new agreement or assumes the related hotel management and franchise agreements. As a result, we may be prohibited from taking actions that would otherwise be in our and our stockholders’ best interests. In addition, as noted above, our third-party managers may have a conflict that results in one of our third-party managers declining to approve a transfer that would be in our and our stockholders’ best interests.

Costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.

The terms of our franchise agreements and management agreements generally require us to meet specified operating standards and other terms and conditions and compliance with such standards may be costly. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment. If the funds required to maintain brand operating standards are significant, or if a franchise license is terminated, it could materially and adversely affect our results of operations and profitability.

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

If not maintained, the condition of certain of our properties could negatively affect our ability to attract guests or result in higher operating and capital costs. These factors could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including:

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

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2019, hotels in New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans, Florida and Hawaii represented approximately 70% of our room count, with our hotels in Florida, San Francisco and Hawaii alone each representing greater than 10% of our room count. An economic downturn, an increase in hotel supply in these markets, a force majeure event, a natural disaster (such as hurricanes, tropical storms, earthquakes, volcano eruption and fires), a terrorist attack or similar disaster in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations.

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

We carry insurance from solvent insurance carriers that we believe is adequate for foreseeable first- and third-party losses and with terms and conditions that are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. For example, in 2017, Hurricane Irma forced us to close two of our hotels in Key West, Florida for several weeks, and Hurricane Maria caused significant damage to the Caribe Hilton in Puerto Rico, which was closed throughout 2018 and reopened in May 2019. To date, we have received $191 million of insurance proceeds for both Key West hotels and the Caribe Hilton. In December 2019, claims related to the Hilton Caribe were fully settled, however, the amount of expected insurance proceeds related to our Key West hotels could change as more information becomes available about the nature and extent of damage.

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

Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and our financial condition and results of operations. Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•	a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;
•	adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;
•	higher costs of capital;
•	an inability to enter into derivative contracts to hedge risks associated with changes in interest rates; or
•	an inability to execute on our acquisition strategy.

The loss of senior executives or key field personnel, such as general managers, could significantly harm our business.

Our ability to maintain our competitive position depends somewhat on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. Losing the services of one or more of these senior executives could adversely affect strategic relationships, including relationships with hotel managers or franchisors, joint venture partners and vendors, and limit our ability to execute our business strategies.

We also rely on the general managers at each of our hotels to manage daily operations and oversee the efforts of employees. These general managers are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure by us, or any of our hotel managers to retain, train or successfully manage the general managers at our hotels could negatively affect our operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.

We have entered into management agreements with our hotel managers to operate each of our hotels, with the exception of the Select Hotels. The managers are generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although, with the exception of the Select Hotels, we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

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

Our active management and operation of the Select Hotels and the commercial laundry business may expose us to potential liabilities beyond those traditionally associated with lodging REITs.

In addition to owning hotels and engaging hotel managers to operate our hotels, we also manage and operate the Select Hotels and, through a TRS, manage and operate the commercial laundry business. Managing and operating the Select Hotels and the commercial laundry business requires us to employ significantly more people than a REIT that does not operate businesses of such type and scale. In addition, managing and operating both a hotel business and a commercial laundry business exposes us to potential liabilities associated with the operation of those businesses. Such potential liabilities are not typically associated with lodging REITs and include potential liabilities for environmental violations, wage and hour violations, workplace injury and other employment violations. In the event that one or more of the potential liabilities associated with managing and operating a hotel and hotel laundry business materializes, such liabilities could damage our reputation, and could adversely affect our financial position and results of operations, possibly to a material degree.

We will not recognize any increase in the value of the land or improvements subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel. In addition, we could be materially and adversely affected if we are found to be in breach of a ground lease or are unable to renew a ground lease.

Unless we purchase a fee interest in the land and improvements subject to our ground leases or extend the terms of these leases before their expiration, we will lose our right to operate these properties and we will not have any economic interest in the land or improvements at the expiration of our ground leases; therefore, we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. In addition, if we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel. Furthermore, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure.

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

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains, independent and local hotel owners and operators. Increasingly, we also face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners, thereby providing an alternative to hotel rooms. We compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program awards. New hotels may be constructed, and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We are subject to the business, financial and operating risks inherent to the lodging industry, any of which could reduce our revenues, the value of our properties and our ability to make distributions and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the lodging industry, including:

•	significant competition from other lodging businesses and hospitality providers in the markets in which we operate;
•	changes in operating costs, including energy, food, employee compensation and benefits and insurance;
•	increases in costs due to inflation or otherwise, including increases in our operating costs, that may not be fully offset by revenue increases in our business;
•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	the costs or desirability of complying with local practices and customs;
•	significant increases in cost for health care coverage for employees, including employees of our hotel managers, and potential government regulation with respect to health care coverage;
•	shortages of labor or labor disruptions;
•	the ability of third-party internet and other travel intermediaries to attract and retain customers;
•	the availability and cost of capital necessary to fund investments, capital expenditures and service debt obligations;
•	delays in or cancellations of planned or future development or refurbishment projects;
•	the quality of services provided by our third-party hotel managers;
•	the financial condition of our third-party hotel managers and franchisors, developers and joint venture partners;
•

relationships with our third-party hotel managers, developers and joint venture partners, including the risk that any third-party hotel managers or franchisors may terminate our management or franchise agreements and that joint venture partners may terminate joint venture agreements;

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

•

war, political conditions or uncertainty or civil unrest, violence or terrorist activities or threats and changes in economic conditions or heightened travel security measures instituted in response to these events;

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

•

conditions that negatively shape public perception of travel, or restrictions to travel, including travel-related accidents and outbreaks of pandemic or contagious diseases, such as Ebola, avian flu, severe acute respiratory syndrome (SARS), the 2019 Novel Coronavirus (COVID-19) or other similar viruses, H1N1 (swine flu), and the Zika virus;

•	cyber-attacks;
•	seasonal volatility;
•	climate change or availability of natural resources;
•	natural or manmade disasters, such as earthquakes, windstorms, tsunamis, tornadoes, hurricanes, typhoons, tsunamis, volcanic eruptions, floods, drought, fires, oil spills and nuclear incidents;
•	changes in the desirability of particular locations or travel patterns of customers; and
•	organized labor activities, which could cause a diversion of business from hotels involved in labor negotiations and loss of business for our hotels generally as a result of certain labor tactics.

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

A significant percentage of hotel rooms for individual guests are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including internet travel intermediaries and meeting procurement firms, it could materially impact our profits. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our brands and management companies. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. As a result, consumers may develop brand loyalties to the intermediaries’ offered brands, websites and reservations systems rather than those of the brands of hotels we contract with. If this happens, our business and profitability may be adversely affected. Internet travel intermediaries also have recently been subject to regulatory scrutiny. The outcome of this regulatory activity may affect the ability of brand managers to compete for direct bookings through their own internet channels.

In addition, although internet travel intermediaries have traditionally competed to attract individual consumers or “transient” business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from our brand manager websites and increase our cost of sales.

Governmental regulation may adversely affect the operation of our properties and our Company as a whole.

In many jurisdictions, the hotel industry is subject to extensive U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food and those relating to building and zoning requirements. We and our hotel managers are also subject to licensing and regulation by U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions status and citizenship requirements. We and our hotel managers may be required to expend funds to meet U.S. federal, state and local regulations in connection with the continued operation or remodeling of certain of our properties.

Additionally, the regulatory environment surrounding data protection, cybersecurity and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so.

The failure to meet the requirements of applicable regulations and licensing requirements, or publicity resulting from actual or alleged failures, could have an adverse effect on our results of operations.

Certain laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern our operations including associated air emissions; the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations.

In addition, various federal, state and local environmental laws impose liability on a current or former owner or operator of real property for investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances at our currently or formerly owned or leased properties could result in limitations on or interruptions to our operations or in third-party claims for personal injury, property or natural resource damages, business interruption or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, transportation or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers.

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

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (“Program”) to provide insurance capacity for terrorist acts. The Program originally was set to expire at the end of 2020 but was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. We carry insurance from solvent insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

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

The debt agreements that govern our outstanding indebtedness impose, and the credit agreements that govern our senior unsecured credit facilities imposes, significant operating and financial restrictions on us. These restrictions may limit our ability and/or the ability of our subsidiaries to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;
•	make certain investments;

•	incur certain liens;
•	enter into transactions with affiliates;
•	merge or consolidate;
•	enter into agreements that restrict the ability of subsidiaries to make dividends or other payments to us or the other subsidiaries; and
•	transfer or sell assets.

In addition, the credit agreements that govern our senior unsecured credit facilities contain certain affirmative covenants that require us to be in compliance with certain leverage and financial ratios and the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements.

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

We intend to incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our senior unsecured revolving credit facility or borrow new funds to acquire hotels. For example, prior to the Merger, the Operating Company and PK Domestic entered into a delayed draw term loan agreement with Bank of America, N.A. and BofA Merrill Lynch, and upon the completion of the Merger, a $850 million unsecured delayed draw term loan was fully drawn to fund the Merger. In December 2019, we made prepayments of $180 million to the unsecured delayed draw term loan and $50 million to the senior unsecured term loan facility we entered into in 2016.

In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire and will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt. For example, we assumed $310 million of mortgage loans in connection with the Merger, all of which require payments of principal and interest on a monthly basis. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation. On December 31, 2019, we had indebtedness of approximately $3.9 billion, including the assumption of Chesapeake’s debt.

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

As of December 31, 2019, we have $1.4 billion of debt outstanding that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere.  In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants, called the Alternative Reference Rates Committee ("ARRC"), convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to USD-LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which USD-LIBOR is determined or the transition from USD-LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in USD-LIBOR, a delay in the publication of USD-LIBOR, and changes in the rules or methodologies in USD-LIBOR, which may discourage market participants from continuing to administer or to participate in USD-LIBOR’s determination and, in certain situations, could result in USD-LIBOR no longer being determined and published. If a published USD-LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to USD-LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD-LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of USD-LIBOR may make one or more of the alternative methods impossible or impracticable to determine. In addition, confusion related to the transition from USD-LIBOR to SOFR or another replacement reference rate for our floating debt and hedging instruments could have an uncertain economic effect on these instruments, hinder our ability to establish effective hedges and result in a different economic value over time for these instruments than they otherwise would have had under USD-LIBOR.  Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Risks Related to the Spin-Off

We may be responsible for U.S. federal income tax liabilities that relate to the spin-off.

Hilton Parent received a ruling (“IRS Ruling”) from the IRS regarding certain U.S. federal income tax aspects of the spin-off. The IRS Ruling received is binding on the IRS, however, the validity of the IRS Ruling is based upon and subject to the accuracy of factual statements and representations made to the IRS by Hilton Parent. As a result of the IRS’s ruling policy at the time of Hilton Parent’s submission, with respect to transactions under Section 355 of the Code, the IRS Ruling is limited to specified aspects of the spin-off under Section 355 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Hilton Parent’s common stock and to Hilton have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevailed at the time of the spin-off, the IRS Ruling could be invalidated. Additionally, legislation enacted after the initial ruling request was submitted to the IRS denies tax-free treatment to a spin-off if one of either the distributing corporation or the spun-off corporation is a REIT and prevents a distributing corporation or a spun-off corporation from electing REIT status for a 10-year period following a tax-free spin-off. Moreover, U.S. Treasury regulations would require the recognition of taxable gain in connection with the spin-off of an entity that is a REIT or elects REIT status. Under effective date provisions, the legislation and regulations do not apply to distributions described in a ruling request initially submitted to the IRS before December 7, 2015. Because the initial request for the IRS Ruling was submitted before that date and because we believe the distribution will be considered to have been described in that initial request, we believe the legislation and regulations do not apply to the spin-off. However, no ruling was obtained on the effective date provisions and thus no assurance can be given in that regard. In particular, the IRS or a court could disagree with our view regarding the effective date provisions based on any differences that exist between the description in the ruling request and the actual facts relating to the spin-off. If the effective date provisions did not apply to the spin-off, either the spin-off would not qualify for tax-free treatment or we would not be eligible to elect REIT status for a 10-year period following the spin-off.

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

Even if the spin-off otherwise qualifies as a tax-free transaction for U.S. federal income tax purposes, the distribution would be taxable to us, Hilton Parent and HGV Parent (but not to Hilton Parent stockholders) pursuant to Section 355(e) of the Code if there were one or more acquisitions (including issuances) of our stock, the stock of HGV Parent or the stock of Hilton Parent, representing 50% or more, measured by vote or value, of the stock of any such corporation and the acquisition or acquisitions are deemed to be part of a plan or series of related transactions that include the distribution. The distribution occurred on January 3, 2017. Any acquisition of our common stock within the two-year period before or after January 3, 2017 (with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) generally would be presumed to have been part of such a plan; however, that presumption is rebuttable. The resulting tax liability would be substantial, and under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us) would be jointly and severally liable for the resulting U.S. federal income tax liability. We do not believe that there have been acquisitions of 50% or more of our stock pursuant to a plan that would cause the distribution to be taxable pursuant to Section 355(e) of the Code.  This determination relies in part upon factual statements and representations by Hilton Parent, HGV Parent and certain of our shareholders.  Also, the rules for determining whether our shares have been acquired pursuant to the requisite plan are not clear in all cases.  Accordingly, the IRS or a court could disagree with our view.

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

We could be required to assume responsibility for obligations allocated to Hilton Parent or HGV Parent under the Distribution Agreement or Tax Matters Agreement or could have indemnification obligations under such agreements.

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

In addition, the Distribution Agreement and Tax Matters Agreement provide for cross-indemnities that, except as provided in such agreements, are principally designed to place financial responsibility for the obligations and liabilities of each business with the appropriate company. As well, losses in respect of certain shared contingent liabilities, which generally are not specifically attributable to our business, HGV business or the retained business of Hilton, were determined on the date on which the Distribution Agreement was entered into. The percentage of shared contingent liabilities for which we are responsible was fixed in a manner that is intended to approximate our estimated enterprise value on the distribution date relative to the estimated enterprise values of HGV and Hilton. Subject to certain limitations and exceptions, Hilton will generally be vested with the exclusive management and control of all matters pertaining to any such shared contingent liabilities, including the prosecution of any claim and the conduct of any defense. Any of the foregoing indemnification obligations or shared contingent liabilities could negatively affect our business, financial condition, results of operations and cash flows. See “Spin-off Related Agreements—Distribution Agreement” and “—Tax Matters Agreement.”

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

We have been taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. However, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a C corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at corporate income tax rates;

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

Park would incur adverse tax consequences if Chesapeake or any of Park or Chesapeake’s subsidiary REITs failed to qualify as a REIT for U.S. federal income tax purposes.

Park accepted that Chesapeake qualified as a REIT for U.S. federal income tax purposes prior to the Merger and that Park will be able to continue to qualify as a REIT following the Merger. However, if Chesapeake has failed to qualify as a REIT, Merger Sub would succeed to significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Chesapeake pursuant to the Merger) the economic burden of which would be borne by PK Domestic and Park, and Park could possibly lose its REIT status should disqualifying activities continue after the Merger. Park’s REIT status is also dependent upon the ongoing qualification of subsidiary entities qualifying as REITs or TRSs, as applicable, as a result of its substantial ownership interest in those entities.

We may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, built-in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S. income, state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our TRSs. Any of these taxes would decrease cash available for distributions to stockholders. Finally, we have operations and assets in Puerto Rico that are subject to tax. Any of these taxes decrease cash available for distribution to our stockholders.

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

If any third-party hotel managers do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are operated by an “eligible independent contractor” and certain other requirements are satisfied. Substantially all of our hotels are leased to our TRS lessees which have engaged third-party hotel managers (including Hilton, which manages a majority of our hotels) that we believe qualify as “eligible independent contractors.” Among other requirements, an operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into a property management contract with a TRS or its TRS lessee with respect to one of our properties, the operator is actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs. No assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other hotel managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

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

For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our amended and restated certificate of incorporation prohibits beneficial or constructive ownership by any person of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8%, in value or by number of shares, whichever is more restrictive, of any outstanding class or series of our preferred stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code are complex and may cause shares of the outstanding common stock or preferred stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or any class or series of our preferred stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or any class or series of our preferred stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the amended and restated certificate of incorporation, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the amended and restated certificate of incorporation to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

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

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or manage the risk of certain currency fluctuations (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the two gross income tests that we must satisfy in order to maintain our qualification as a REIT. Exclusion from the gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new “clearly identified” hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or it could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income as allowable under the Code in the TRSs. In this regard, losses in our TRSs arising in taxable years beginning after December 31, 2017 may only be deducted against 80% of future taxable income in the TRSs, in any one year.

Dividends payable by REITs are taxed differently than other dividends.

The maximum U.S. federal income tax rate applicable to qualified dividend income payable from C corporations to certain non-corporate U.S. stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends and are taxed at ordinary income levels. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, noncorporate U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). This does not adversely affect the taxation of REIT dividends; however, the more favorable rates applicable to C corporation qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We own appreciated assets that were held by Hilton, a C corporation, and were acquired by us in the spin-off from Hilton Parent in a transaction in which the adjusted tax basis of the assets in our hands was determined by reference to the adjusted basis of the assets in the hands of Hilton. If we dispose of any such appreciated assets during the five-year period following the effective date of our REIT election (January 4, 2017), we will be subject to tax at the highest corporate tax rates on the lesser of (i) the amount of gain that we recognize at the time of the sale or disposition; and (ii) the amount of gain that we would have recognized if we had sold the assets at the time that we acquired them  (i.e., the effective date of our REIT election ) (such gain referred to as “built-in gains”). We would be subject to this tax liability even if we maintain our status as a REIT. The amount of tax could be significant. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our REIT distribution requirement. Any tax paid on the recognized built-in gain will reduce our REIT taxable income. We may choose not to sell appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain in those assets as of the time we became a REIT. The same rules would apply to any assets we acquire in the future from a C corporation in a carryover basis transaction with built-in gain at the time of the acquisition by us. If we choose to dispose of any assets within the specified period, we will attempt to utilize various tax planning strategies, including Code Section 1031 like-kind exchanges, to mitigate the exposure to the built-in-gains tax. However, only real property sales are eligible for Section 1031 treatment. Gain from a sale of an asset occurring after the specified period ends will not be subject to this corporate level tax.

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

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that stockholders might consider favorable.

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

•	these provisions prohibit stockholder action by written consent unless such action is recommended by all directors then in office;
•	these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 27, 2020:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,921
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 San Francisco - a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
Le Meridien San Francisco	FS	100%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hotel Indigo San Diego Gaslamp Quarter	FS	100%	210
Hilton Checkers Los Angeles	FS	100%	193
Hotel Adagio - Autograph Collection	FS	100%	171
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
Hilton Denver City Center	FS(2)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	550
Courtyard Washington Capitol Hill / Navy Yard	FS	100%	204
Florida
Hilton Orlando	JV, FS	20%	1,424
Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami - a Tribute Portfolio Resort	FS	100%	393
Casa Marina, A Waldorf Astoria Resort	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	644

Location	Type(1)	Ownership Percentage	Rooms
Illinois
Hilton Chicago	FS	100%	1,544
W Chicago - Lakeshore	FS	100%	520
W Chicago - City Center	FS	100%	403
Hilton Chicago/Oak Brook Suites	FS	100%	211
Hilton Garden Inn Chicago/Oak Brook Terrace	FS	100%	128
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
W New Orleans - French Quarter	FS	100%	97
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
Nevada
DoubleTree Hotel Las Vegas Airport	JV, FS(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	314
Embassy Suites Secaucus Meadowlands	JV, GL	50%	261
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	652
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	131
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC - Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Homewood Suites Seattle Convention Center Pike Street	FS	100%	195
Total			33,225

(1)	“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)	Certain portions of land or facilities are subject to lease.

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

Additionally, the Distribution Agreement and Tax Matters Agreement provides for cross-indemnities that, except as otherwise provided in the Distribution Agreement and Tax Matters Agreement, are principally designed to place financial responsibility for the obligations and liabilities between Hilton, Hilton Grand Vacations and the Company with the appropriate company. See “Spin-off Related Agreements – Distribution Agreement” and “– Tax Matters Agreement.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began “regular way” trading on the NYSE under the symbol "PK" on January 4, 2017.

Shareholder Information

At February 24, 2020, we had 16 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

In order to comply with certain requirements related to our qualification as a REIT, subject to certain exceptions, our amended and restated certificate of incorporation provides that no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock.

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

	1/4/2017	12/31/2017	12/31/2018	12/31/2019
Park Hotels and Resorts Inc.	$100.00	$111.56	$108.81	$117.89
S&P 500 Index	100.00	117.74	110.40	142.28
Nareit Equity Index	100.00	105.23	100.36	126.45

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

We did not sell any securities during the fiscal year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

We did not receive any proceeds from registered securities during the fiscal year ended December 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2019 through January 31, 2019	7	$25.58	N/A	N/A
February 1, 2019 through February 28, 2019	77,411	$31.82	N/A	N/A
March 1, 2019 through March 31, 2019	6,560	$31.52	N/A	N/A
April 1, 2019 through April 30, 2019	—	$—	N/A	N/A
May 1, 2019 through May 31, 2019	2,016	$32.54	N/A	N/A
June 1, 2019 through June 30, 2019	29	$27.70	N/A	N/A
July 1, 2019 through July 31, 2019	66	$27.85	N/A	N/A
August 1, 2019 through August 31, 2019	8,820	$26.09	N/A	N/A
September 1, 2019 through September 30, 2019	15,683	$25.36	N/A	N/A
October 1, 2019 through October 31, 2019	78	$23.97	N/A	N/A
November 1, 2019 through November 30, 2019	15	$24.11	N/A	N/A
December 1, 2019 through December 31, 2019	—	$—	N/A	N/A
	110,685

(1)

The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock. With respect to these shares, the weighted average price paid per share is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. No shares of common stock were repurchased pursuant to the Company’s previously announced stock repurchase program.

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

Item 6. Selected Financial Data.

The selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from audited consolidated financial statements. This selected financial data is not necessarily indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we been operating as an independent, publicly traded company during the periods presented prior to the spin-off date of January 3, 2017. For example, our pre-spin consolidated financial statements include allocations of certain expenses from Hilton, including expenses for costs related to functions such as information technology support, systems maintenance, financial services, human resources and other shared services. These costs may not be representative of the future costs we will incur, either positively or negatively, as an independent, public company.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements as of December 31, 2019 and 2018 and for the three years ended December 31, 2019, 2018 and 2017, and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Statement of Operations Data:
Total revenues	$2,844	$2,737	$2,791	$2,727	$2,688
Operating income	426	504	371	419	586
Net income	316	477	2,631	139	299
Net income attributable to stockholders	306	472	2,625	133	292

Earnings per share:
Earnings per share - Basic(1)	$1.44	$2.32	$12.38	$0.67	$1.48
Earnings per share - Diluted(1)	$1.44	$2.31	$12.21	$0.67	$1.48

Dividends declared per common share	$1.90	$2.74	$1.84	$—	$—

Balance Sheet Data:
Total assets	$11,290	$9,363	$9,714	$9,834	$9,787
Debt	3,871	2,948	2,961	3,012	4,057
Total equity	6,451	5,586	5,962	3,823	2,797

(1)

For 2016 and prior, per share amounts were calculated using the number of shares of common stock outstanding upon the completion of the spin-off. Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2017 financial condition and results of operations compared to 2018, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 60 hotels, consisting of premium-branded hotels and resorts with over 33,000 rooms, of which over 86% are luxury and upper upscale and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Outlook

Gross domestic product (“GDP”) increased 2.1% during the fourth quarter of 2019 due to increases in federal, state and local government spending, personal consumption expenditures, residential fixed investments, and exports. Non-residential fixed business investment, a leading indicator of RevPAR performance, declined 1.5% during the quarter. Despite this decline, RevPAR for our comparable hotels increased 2.0% for the year ended December 31, 2019.  Our ability to experience continued RevPAR growth in 2020 depends on various factors, including the strength of group and transient demand and the timing of completion of renovation projects at several of our hotels.  In addition, RevPAR growth and profitability will depend on several macroeconomic factors, including corporate profitability, consumer confidence, the unemployment rate (and resulting increase in wages) and GDP growth, coupled with supply growth and increased popularity of online booking services and short-term lodging websites, as well as certain conditions beyond our control that shape public perception of travel, including the 2019 Novel Coronavirus. We may experience a negative impact on 2020 RevPAR growth arising from the 2019 Novel Coronavirus outbreak but the full extent of such impact is not yet known.

Recent Events

On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, dated as of May 5, 2019, by and among Park Parent, PK Domestic, Merger Sub and Chesapeake. Chesapeake merged with and into Merger Sub. Our Operating Company continues to directly or indirectly, hold all of our assets and conduct all of our operations. Park Parent owns 100% of the interests in our Operating Company.

In November 2019, we and the other owners of the entity that owns the Conrad Dublin closed on the sale of our ownership interests in the entity that owns the hotel for gross proceeds of approximately $128 million. Our pro-rata share of the gross proceeds was approximately $61 million. In December 2019, we sold the Ace Hotel Downtown Los Angeles for gross proceeds of $117 million and the Le Meridien New Orleans for gross proceeds of $84 million. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Additionally, in December 2019, we terminated the ground lease on the Hilton Sheffield Hotel. Refer to Note 4: “Property and Equipment” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

The proceeds from the sales of the Conrad Dublin, Ace Hotel Downtown Los Angeles and Le Meridian New Orleans were used to pay down $230 million of debt. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

In February 2020, we sold the Hilton São Paulo Morumbi for gross proceeds of approximately $118 million and the Embassy Suites Washington DC Georgetown for gross proceeds of approximately $90 million. Upon the sale of the Hilton São Paulo Morumbi, we no longer have any international hotels in our portfolio.

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

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, lower consumer confidence, outbreaks of pandemic or contagious diseases, including the 2019 Novel Coronavirus, and adverse political conditions can lower the revenues and profitability of our hotels. Further, competition for guests and the supply of services at our hotels affect our ability to sustain or increase rates charged to customers at our hotels. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility. In addition, leisure travelers make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

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

Other departmental and support. These costs include labor and other costs associated with other ancillary revenue, such as parking, telecommunications, golf course and spa, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs. Additionally, these costs include franchise fees and are generally computed as a percentage of rooms revenues. Refer to Item 1: “Business – Our Principal Agreements,” included elsewhere in this Annual Report on Form 10-K for additional information on franchise fees.

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

Casualty (gain) loss and impairment loss, net. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Casualty gains are insurance proceeds for property damage claims that are in excess of any associated impairment loss recognized and clean-up and recovery costs incurred, less any insurance deductible. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

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

Acquisition costs. These costs include expenses associated with our hotel acquisitions.

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

2019 Comparable Hotels

Of the 55 hotels that we consolidated as of December 31, 2019, 38 hotels have been classified as comparable hotels. Due to the effects of business interruption from Hurricane Maria at the Caribe Hilton in Puerto Rico during the first half of 2019, the results from that property were excluded from our comparable hotels. Our comparable hotels as of December 31, 2019 also excludes 18 hotels acquired through the Merger (two of which were subsequently sold), one hotel returned to the lessor after the expiration of the ground lease in December 2018, one hotel returned to the lessor upon early termination of the ground lease in December 2019, and five consolidated hotels that were sold in 2019.

Comparable Hotel Operating Statistics

The following table represents the key hotel operating statistics for our comparable hotels for the years ended December 31, 2019 and 2018. This table includes information from all of the comparable hotels we owned as of December 31, 2019.

	Year Ended December 31,
	2019	2018
Comparable RevPAR	$183.46	$179.79
Comparable Occupancy	82.7%	82.2%
Comparable ADR	$221.90	$219.01

Non-GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income.

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA

EBITDA, presented herein, reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates.

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides the components of Hotel Adjusted EBITDA:

	Year Ended December 31,
	2019(1)	2018(1)
	(in millions)
Comparable Hotel Adjusted EBITDA	$734	$713
Non-comparable Hotel Adjusted EBITDA	68	48
Hotel Adjusted EBITDA	$802	$761

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2019	2018
	(in millions)
Net income	$316	$477
Depreciation and amortization expense	264	277
Interest income	(6)	(6)
Interest expense	140	127
Income tax expense	35	23
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	23	26
EBITDA	772	924
Gain on sales of assets, net	(19)	(96)
Gain on sale of investments in affiliates(1)	(44)	(107)
Loss on foreign currency transactions	1	3
Transition expense	—	3
Acquisition costs	70	—
Severance expense	2	2
Share-based compensation expense	16	16
Casualty (gain) loss and impairment loss, net	(18)	(1)
Other items	6	10
Adjusted EBITDA	786	754
Less: Adjusted EBITDA from investments in affiliates	37	45
Less: All other(2)	(53)	(52)
Hotel Adjusted EBITDA	$802	$761

(1)	Included in other gain, net.
(2)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:

•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table provides a reconciliation of net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2019	2018
	(in millions)
Net income attributable to stockholders	$306	$472
Depreciation and amortization expense	264	277
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
Gain on sales of assets, net	(19)	(96)
Gain on sale of investments in affiliates(1)	(44)	(107)
Equity investment adjustments:
Equity in earnings from investments in affiliates	(14)	(18)
Pro rata FFO of investments in affiliates	31	34
Nareit FFO attributable to stockholders	520	558
Loss on foreign currency transactions	1	3
Casualty gain, net	(18)	(1)
Transition expense	—	3
Acquisition costs	70	—
Severance expense	2	2
Share-based compensation expense	16	16
Other items(2)	22	22
Adjusted FFO attributable to stockholders	$613	$603

Nareit FFO per share - Diluted(3)	$2.44	$2.73
Adjusted FFO per share - Diluted(3)	$2.88	$2.96

(1)	Included in other gain, net.
(2)

For 2019, includes $15 million of income tax expense associated with the sales of hotels in 2019. For 2018, includes $13 million of income tax expense primarily attributable to an additional built-in gain deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act, which prohibits the sale of ancillary hotel furniture, fixtures and equipment to be included in a like-kind exchange.

(3)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are further discussed in the sections below:

•

Dispositions: During the years ended December 31, 2019 and 2018, we sold 7 hotels (including two hotels acquired as part of the Merger) and 12 consolidated hotels, respectively. Additionally, we no longer lease the Hilton Sheffield Hotel and the Hilton Chicago O’Hare as of December 2019 and 2018, respectively.  The results of operations during our period of ownership of these hotels are included within non-comparable revenues and operating expenses.

•

Acquisitions: On September 18, 2019, we acquired 18 hotels through the Merger. We subsequently sold two of the acquired hotels, which are now included as part of our disposed portfolio. The results of operations during our period of ownership of the remaining 16 hotels are included within non-comparable revenues and operating expenses.

•

Hurricane Maria: As a result of Hurricane Maria in September 2017, the Caribe Hilton sustained significant damage and was closed for all of 2018 and reopened on May 15, 2019. The increase in hotel revenues and expenses for the year ended December 31, 2019 compared to the same period in 2018 as a result of the closure in 2018 are included within non-comparable revenues and operating expenses.

Revenue

Rooms

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable rooms revenue	$1,611	$1,580	2.0%
Non-comparable rooms revenue	160	136	17.6
Total rooms revenue	$1,771	$1,716	3.2%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Comparable rooms revenue increased $31 million during the year ended December 31, 2019, compared to the same period in 2018 primarily as a result of an increase in comparable hotel RevPAR of 2.0%. The increase in RevPAR during the year ended December 31, 2019 was primarily due to an increase in group and contract revenues of 7.1% and 8.9%, respectively, partially offset by a decrease in transient revenue of 1.2%. The increase in group and contract revenue was primarily a result of an increase in demand and rate.

During the year ended December 31, 2019, the overall increase in RevPAR for our comparable hotels was primarily a result of increases at our Hawaii and San Francisco hotels.  Our Hawaii hotels experienced an increase in RevPAR of 5.5% during the year ended December 31, 2019, primarily due to an increase in both group and transient business at the Hilton Waikoloa Village which previously experienced disruption caused by the 2018 volcanic activity on the Big Island beginning in May of 2018 as well as an increase in group business at the Hilton Hawaiian Village Waikiki Beach Resort. San Francisco benefited primarily from a combined 24.4% increase in group revenue at the Hilton San Francisco Union Square and Parc 55 San Francisco. Additionally, RevPAR at our Hilton Santa Barbara Beachfront Resort during the year ended December 31, 2019 increased 19.5% from an increase in transient business following the renovation and repositioning of the hotel completed in April 2018.

The overall increase in RevPAR for our comparable hotels was partially offset by declines in RevPAR at our New York and Chicago hotels. The decline in RevPAR in New York was primarily attributable to a decrease in transient business at the New York Hilton Midtown. The decline in RevPAR at our Chicago hotels was primarily attributable to decreases in transient rate as well as group business at the Hilton Chicago resulting from fewer citywide room nights. Additionally, renovation displacement at The Reach, A Waldorf Astoria Resort, which underwent a conversion to a Curio branded hotel, resulted in a RevPAR decline of 26.6%.

Non-comparable rooms revenue increased $24 million during the year ended December 31, 2019, primarily as a result of an increase of $105 million contributed by the hotels acquired through the Merger coupled with an increase of $15 million from the re-opening of the Caribe Hilton, partially offset by a decrease of $96 million as a result of our property dispositions.

Food and beverage

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable food and beverage revenue	$692	$659	5.0%
Non-comparable food and beverage revenue	51	54	(5.6)
Total food and beverage revenue	$743	$713	4.2%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Comparable food and beverage revenue increased $33 million during the year ended December 31, 2019, compared to the same periods in 2018 primarily as a result of an increase in banquet and catering revenue.

Ancillary hotel

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable ancillary hotel revenue	$212	$196	8.2%
Non-comparable ancillary hotel revenue	41	40	2.5
Total ancillary hotel revenue	$253	$236	7.2%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Ancillary hotel revenue at our comparable hotels increased $16 million during the year ended December 31, 2019, compared to the same period in 2018 as a result of an increase in resort and parking fees.

Other

	Year ended December 31,
	2019	2018	Percent Change
	(in millions)
Laundry revenue	$11	$14	(21.4)%
Support service revenue	66	58	13.8
Total other revenue	$77	$72	6.9%

Laundry revenue decreased during the year ended December 31, 2019 primarily due to the termination of unprofitable contracts with certain hotels. Support service revenue increased during the year ended December 31, 2019 primarily due to an increase in reimbursable costs from the services agreements with HGV at the Hilton Hawaiian Village Waikiki Beach Resort.

Operating Expenses

Rooms

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable rooms expense	$425	$412	3.2%
Non-comparable rooms expense	42	37	13.5
Total rooms expense	$467	$449	4.0%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Rooms expense at our comparable hotels increased $13 million for the year ended December 31, 2019, compared to the same period in 2018 primarily due to an increase in occupancy coupled with increased labor costs. Non-comparable rooms expense increased $5 million during the year ended December 31, 2019, compared to the same period in 2018 as a result of the re-opening of the Caribe Hilton. Expenses recognized by hotels acquired through the Merger were offset by a reduction of expenses from hotels disposed of during 2019.

Food and beverage

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable food and beverage expense	$479	$458	4.6%
Non-comparable food and beverage expense	39	37	5.4
Total food and beverage expense	$518	$495	4.6%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Food and beverage expense at our comparable hotels increased $21 million during the year ended December 31, 2019 compared to the same period in 2018 primarily as a result of increases in banquet and catering expenses associated with the increase in associated revenues.

Other departmental and support

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable other departmental and support expense	$566	$554	2.2%
Non-comparable other departmental and support expense	72	73	(1.4)
Total other departmental and support expense	$638	$627	1.8%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Other departmental and support expense at our comparable hotels increased $12 million during the year ended December 31, 2019, compared to the same period in 2018 as a result of increases in administrative and general and sales and marketing expenses primarily as a result of an increase in business and labor costs.

Other property-level

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable other property-level expense	$196	$182	7.7%
Non-comparable other property-level expense	23	25	(8.0)
Total other property-level expense	$219	$207	5.8%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Other property-level expenses at our comparable hotels increased $14 million for the year ended December 31, 2019, compared to the same period in 2018 as a result of increases in property insurance and property tax expense.

Management fees

	Year ended December 31,
	2019(1)	2018(1)	Percent Change
	(in millions)
Comparable management fees expense	$129	$126	2.4%
Non-comparable management fees expense	10	11	(9.1)
Total management fees expense	$139	$137	1.5%

(1)	Based on our 2019 comparable hotels as of December 31, 2019.

Management fees at our comparable hotels increased $3 million for the year ended December 31, 2019, compared to the same period in 2018 due to an increase in the revenues and profitability metrics that the base and incentive fees are calculated upon.

Casualty gain (loss) and impairment loss, net

During the year ended December 31, 2019, we recognized a net gain of $18 million within casualty (gain) loss and impairment loss, net in our consolidated statements of comprehensive income, which includes a gain of $27 million for amounts recovered from insurance in excess of the insurance receivable and a loss of $9 million relating to property damage at certain of our hotels that we may not recover from insurers.

Corporate general and administrative

	Year Ended December 31,
	2019	2018	Percent Change
	(in millions)
General and administrative expenses	$43	$43	—%
Share-based compensation expense	16	16	—
Transition expense	—	3	(100.0)
Disposition costs	2	2	—
Severance expense	1	1	—
Total corporate general and administrative	$62	$65	(4.6)%

Acquisition costs

Acquisition costs of $70 million for the year ended December 31, 2019, relate to costs incurred in connection with the Merger.

Other

	Year Ended December 31,
	2019	2018	Percent Change
	(in millions)
Laundry expense	$16	$18	(11.1)%
Support services expense	62	55	12.7
Total other	$78	$73	6.8%

Laundry expense decreased during the year ended December 31, 2019 primarily due to a reduction in costs following the termination of unprofitable contracts with certain hotels. Support service expense increased during the year ended December 31, 2019 primarily due to an increase in costs incurred for the services agreements with HGV at the Hilton Hawaiian Village Waikiki Beach Resort.

Gain on sales of assets, net

During the year ended December 31, 2019, we recognized a net gain of $19 million as a result of the sale of seven of our consolidated hotels. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

During the year ended December 31, 2018, we recognized a net gain of $96 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss to earnings, as a result of the sale of 12 of our consolidated hotels. Additionally, we recognized a $2 million loss as a result of the sale of furniture and equipment to the ground lessor at the Hilton Chicago O’Hare Airport, in connection with the termination of the ground lease.

Non-operating Income and Expenses

Interest expense

	Year Ended December 31,
	2019	2018	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$85	$85	—%
Mortgage Loans	13	9	44.4%
2016 Term Loan	29	26	11.5%
2019 Term Facility(2)	8	—	100.0%
Other	5	7	(28.6)%
Total interest expense	$140	$127	10.2%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)

In August 2019, the Company, our Operating Company and PK Domestic entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing a $950 million unsecured delayed draw term loan facility (the “2019 Term Facility”), with the $850 million, five-year delayed draw term loan tranche fully drawn on September 18, 2019 to fund the Merger.  The $100 million, two-year delayed draw term loan tranche was unfunded and the commitments thereunder terminated on September 18, 2019. On December 31, 2019, we prepaid $180 million of the 2019 Term Facility.

Interest expense increased as a result of $310 million in mortgage loans assumed in connection with the Merger and borrowings under the 2019 Term Facility to fund the Merger.

Our current debt outstanding is approximately $3.9 billion at a weighted average interest rate of 3.9%, of which approximately 64% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Equity in earnings from investments in affiliates

The decrease in 2019 compared to the same period in 2018 was primarily due to an impairment loss of $5 million recognized in 2019 related to one of our investments in affiliates.

Other gain, net

During the year ended December 31, 2019, we recognized a net gain of $46 million, which is primarily due to the sale of our ownership interest in the Conrad Dublin. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” for additional information.

During the year ended December 31, 2018, we recognized a net gain of $102 million, which is primarily due to the sale of our interests in the unconsolidated affiliates that owned the Hilton Berlin. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” for additional information. in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Income tax expense

	Year Ended December 31,
	2019	2018	Percent Change
	(in millions)
Income tax expense	$35	$23	52.2%

Income tax expense for the year ended December 31, 2019 includes $15 million of income tax expense associated with the sales of hotels in 2019 and $9 million of income tax primarily associated with our taxable REIT subsidiaries.

Income tax expense for the year ended December 31, 2018 includes $10 million of income tax primarily associated with our taxable REIT subsidiaries, $6 million of built-in gain tax recognized on the sales of hotels in 2018, and $10 million of deferred income tax expense from an additional built-in gain deferred tax liability resulting from the enactment of the Tax Cuts and Jobs Act, which prohibits the sale of ancillary hotel furniture, fixtures and equipment to be included in a like-kind exchange.

Liquidity and Capital Resources

Overview

Our sources of liquidity include cash flows from operations, cash and cash equivalents, borrowings under our revolving credit facility (“Revolver”) and issuing securities.  As of December 31, 2019, we had total cash and cash equivalents of $346 million and $40 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. In addition, we had $1 billion of available capacity remaining under our Revolver and the ability to raise capital through the issuance of securities under our shelf-registration statement on Form S-3.

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

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

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

Merger with Chesapeake

On September 18, 2019, the Merger was completed pursuant to the terms and subject to the conditions set forth in the Merger Agreement, and Chesapeake merged with and into Merger Sub. Each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share, was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of common stock were issued in the Merger. The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash. In August 2019, we entered into the 2019 Term Facility, which provided a $950 million Term Facility, with the $850 million, five-year delayed draw term loan tranche under the 2019 Term Facility fully drawn on September 18, 2019 to fund the Merger. The $100 million, two-year delayed draw term loan tranche under the 2019 Term Facility was not funded and the commitments thereunder terminated on September 18, 2019. In December 2019, we prepaid $180 million of the 2019 Term Facility. Refer to Note 1: “Organization” and Note 7: “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

We anticipate an increase in cash outflows as a result of the increased dividend payment requirements with respect to the 37.8 million shares of our common stock issued to Chesapeake common shareholders on September 18, 2019 as part of the consideration for the Merger. We expect to fund the dividends from increased cash flows generated from the hotels acquired in the Merger.

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. No stock repurchases have been made to date using this program.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,		Percent Change
	2019	2018	2019 vs. 2018
	(in millions)
Net cash provided by operating activities	$499	$444	12.4%
Net cash (used in) provided by investing activities	(635)	419	NM(1)
Net cash provided by (used in) financing activities	97	(816)	NM(1)

(4)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $55 million increase in net cash provided by operating activities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a $48 million decrease in cash paid for income taxes.

Investing Activities

The $635 million in net cash used in investing activities for the year ended December 31, 2019 was primarily attributable to the $914 million used in the acquisition of Chesapeake and $240 million used for capital expenditures for property and equipment at our hotels, partially offset by $480 million in net proceeds received from the sale of hotels.

The $419 million in net cash provided by investing activities for the year ended December 31, 2018 was primarily attributable to the $519 million in net proceeds received from the sale of hotels and $88 million of insurance proceeds received for property damage claims, partially offset by $178 million used for capital expenditures for property and equipment at our hotels.

Financing Activities

The $97 million in net cash provided by financing activities for the year ended December 31, 2019 is primarily attributable to borrowings of $850 million from the 2019 Term Facility entered into in September 2019 to fund the Merger, partially offset by the repayment of $232 million of outstanding debt and $494 million in dividends paid.

The $816 million in net cash used in financing activities for the year ended December 31, 2018 is primarily attributable to the repurchase of 14,000,000 shares of our common stock for $348 million, coupled with $464 million in dividends paid.

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

We declared the following dividends to holders of our common stock during 2019:

Record Date	Payment Date	Dividend per Share
March 29, 2019	April 15, 2019	$0.45
June 28, 2019	July 15, 2019	$0.45
September 30, 2019	October 15, 2019	$0.45
December 31, 2019	January 15, 2020	$0.55

Debt

As of December 31, 2019, our total indebtedness was approximately $3.9 billion, including approximately $310 million assumed in the Merger, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Debt(1)(2)	$4,638	$173	$1,082	$1,703	$1,680
Operating leases(3)	501	29	58	49	365
Total contractual obligations	$5,139	$202	$1,140	$1,752	$2,045

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.
(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt, we have assumed a constant 30-day LIBOR rate of 1.76% as of December 31, 2019.
(3)

Only includes our future minimum lease payments, refer to Note 9: “Leases” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2019 included construction contract commitments of approximately $43 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

During the year ended December 31, 2019, we recognized an impairment loss of $5 million related to our investments in affiliates. A 10% change in our estimate of fair value of these investments in affiliates that were impaired during 2019 would have resulted in less than $1 million of additional impairment loss. Further, we did not identify any additional investments in affiliates with indicators of impairment for which a 10% change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

Goodwill

We have two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of Hilton Worldwide Holdings Inc. (“Parent”) at the time of its predecessor’s merger with an affiliate of The Blackstone Group L.P. (“Blackstone Merger”). Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Blackstone Merger. We review the carrying value of our goodwill by comparing the carrying values of our reportable units to their fair values. Our reporting units are the same as our operating segments as described in Note 15: “Geographic and Business Segment Information”. We perform this evaluation annually or at an interim date if indicators of impairment exist. In any given year we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we evaluate the fair value of our reporting unit quantitatively. When determining fair value, we utilize discounted future cash flow models, as well as market conditions relative to the operations of our reporting unit. When using a discounted cash flow approach, we utilize various assumptions that require judgment, including projections of revenues and expenses based on estimated long-term growth rates, terminal value and discount rates based on weighted average cost of capital. Our estimates of long-term growth and costs are based on historical data, as well as various internal projections and external sources. The weighted average cost of capital is estimated based on the reporting units’ cost of debt and equity and a selected capital structure. The selected capital structure for the reporting unit is based on consideration of capital structures of comparable publicly traded REITs. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

Changes in the estimates and assumptions used in our goodwill impairment testing could result in future impairment losses, which could be material. The amount of goodwill allocated to our consolidated hotel reporting unit was $561 million.  The fair value of our consolidated hotel reporting unit exceeded the carrying value by 8%.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates. In relation to our deferred tax liabilities, to the extent we dispose of hotels we owned as of the date of spin-off within a five-year period in a taxable sale, we would be subject to income tax on any gain on sale, to the extent the gain existed as of the date of the spin-off (“built-in-gain”). Each period we are required to assess our intent and ability to hold or dispose of hotels that had built-in-gains as of the spin-off, as well as the fair value of those hotels relative to the fair value at the spin-off. Changes in these assumptions could result in an increase or decrease in our deferred tax liabilities associated with built-in-gains.

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

The following table sets forth the contractual maturities and the total fair values as of December 31, 2019 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2020	2021	2022	2023	2024	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt (1)	$20	$8	$68	$827	$6	$1,556	$2,485	$2,542
Average interest rate	3.89%	4.40%	4.80%	4.13%	4.21%	4.20%	4.19%
Variable-rate debt	$—	$701	$29	$—	$670	$—	$1,400	$1,395
Average interest rate	—%	3.25%	3.97%	—%	3.26%	—%	3.27%

(1)	Excludes capital lease obligations with a carrying value of $1 million as of December 31, 2019.

Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Management of Park Hotels & Resorts Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of Accounting Standards Update (ASU) No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill

Description of the Matter

At December 31, 2019, the Company’s goodwill balance was $607 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital, projections of revenue and expenses, and terminal value, which are based on internal projections and external sources.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.  In addition, we reviewed the reconciliation of the aggregate fair value of the reporting units to the market capitalization of the Company. Lastly, we involved a valuation specialist to assist in the evaluation of the methodologies used, assumptions underlying the fair value measurement and recalculation of fair value measurement.

Business Combination
Description of the Matter

During 2019, the Company completed its acquisition of Chesapeake Lodging Trust (“Chesapeake”) for total consideration of approximately $2 billion as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the purchase price allocation for this acquisition was complex and highly judgmental as a result of the magnitude of total assets acquired and liabilities assumed and the significant assumptions involved in determining the fair value of the acquired assets and assumed liabilities. For this acquisition, such assumptions include the identification of market data for similar assets when assessing the fair value of land, air rights intangibles, and above or below market lease intangibles, evaluation of replacement cost when assessing the fair value of buildings, and expected future cash flows, inclusive of estimates of future income growth, discounted at risk-adjusted rates when assessing the fair value of the acquired properties taken as a whole.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the purchase price allocation for the business combination, including controls over management’s review of the significant assumptions described above.

Our testing of the Company’s purchase price allocation for the business combination included, among others, reading the purchase agreements, evaluating the measurement of the consideration, and evaluating the significant assumptions and methods used in developing the fair value estimates. With the assistance of our valuation specialists, we evaluated, among other things, whether (1) assets and liabilities were properly identified, and (2) the significant assumptions, including the replacement cost of buildings, market data for similar assets, expected future cash flows of the properties, discount rates, and capitalization rates, used in valuing the assets acquired and liabilities assumed were supportable.  For example, we compared estimates of future income growth, discount rates and capitalization rates used in the discounted cash flow models to market data.  In addition, we compared assumed land values to comparable land sales.  We compared the Company’s estimated fair values of acquired properties to independent estimates developed by our valuation specialist.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 27, 2020

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Property and equipment, net	$9,594	$7,975
Assets held for sale, net	71	—
Investments in affiliates	35	50
Goodwill	607	607
Intangibles, net	46	27
Cash and cash equivalents	346	410
Restricted cash	40	15
Accounts receivable, net of allowance for doubtful accounts of $2 and $1	180	153
Prepaid expenses	83	82
Other assets	40	44
Operating lease right-of-use assets	248	—
TOTAL ASSETS (variable interest entities - $242 and $242)	$11,290	$9,363
LIABILITIES AND EQUITY
Liabilities
Debt	$3,871	$2,948
Accounts payable and accrued expenses	217	183
Due to hotel managers	159	137
Due to Hilton Grand Vacations	—	135
Deferred income tax liabilities	50	42
Other liabilities	282	332
Operating lease liabilities	260	—
Total liabilities (variable interest entities - $219 and $217)	4,839	3,777
Commitments and contingencies - refer to Note 16
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 239,589,639 shares issued and 239,386,877 shares outstanding as of December 31, 2019 and 201,290,458 shares issued and 201,198,381 shares outstanding as of December 31, 2018	2	2
Additional paid-in capital	4,575	3,589
Retained earnings	1,922	2,047
Accumulated other comprehensive loss	(3)	(6)
Total stockholders' equity	6,496	5,632
Noncontrolling interests	(45)	(46)
Total equity	6,451	5,586
TOTAL LIABILITIES AND EQUITY	$11,290	$9,363

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rooms	$1,771	$1,716	$1,794
Food and beverage	743	713	739
Ancillary hotel	253	236	194
Other	77	72	64
Total revenues	2,844	2,737	2,791

Operating expenses
Rooms	467	449	466
Food and beverage	518	495	511
Other departmental and support	638	627	653
Other property-level	219	207	206
Management fees	139	137	140
Casualty (gain) loss and impairment loss, net	(18)	(1)	26
Depreciation and amortization	264	277	288
Corporate general and administrative	62	65	68
Acquisition costs	70	—	—
Other	78	73	63
Total expenses	2,437	2,329	2,421

Gain on sales of assets, net	19	96	1

Operating income	426	504	371

Interest income	6	6	2
Interest expense	(140)	(127)	(124)
Equity in earnings from investments in affiliates	14	18	40
Loss on foreign currency transactions	(1)	(3)	(4)
Other gain, net	46	102	—

Income before income taxes	351	500	285
Income tax (expense) benefit	(35)	(23)	2,346
Net income	316	477	2,631
Net income attributable to noncontrolling interests	(10)	(5)	(6)
Net income attributable to stockholders	$306	$472	$2,625

Other comprehensive income, net of tax expense:
Currency translation adjustment, net of tax of $0, $4 and $0	$3	$39	$22
Total other comprehensive income	3	39	22
Comprehensive income	319	516	2,653
Comprehensive income attributable to noncontrolling interests	(10)	(5)	(6)
Comprehensive income attributable to stockholders	$309	$511	$2,647
Earnings per share:
Earnings per share - Basic	$1.44	$2.32	$12.38
Earnings per share - Diluted	$1.44	$2.31	$12.21

Weighted average shares outstanding - Basic	212	203	211
Weighted average shares outstanding - Diluted	213	204	214

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$316	$477	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	277	288
Gain on sales of assets, net	(19)	(96)	(1)
Casualty (gain) loss and impairment loss, net	(18)	(1)	16
Equity in earnings from investments in affiliates	(14)	(18)	(40)
Loss on foreign currency transactions	1	3	4
Other gain, net	(46)	(102)	—
Share-based compensation expense	16	16	14
Amortization of deferred financing costs	5	4	5
Distributions from unconsolidated affiliates	22	18	19
Deferred income taxes	5	(20)	(2,378)
Changes in operating assets and liabilities:
Accounts receivable, net	(3)	(27)	4
Prepaid expenses	6	(34)	8
Other assets	(20)	(34)	(1)
Accounts payable and accrued expenses	(28)	(21)	20
Due to hotel manager	7	(4)	50
Other liabilities	10	14	20
Other	(5)	(8)	(6)
Net cash provided by operating activities	499	444	653
Investing Activities:
Acquisitions, net of cash and restricted cash acquired	(914)	(10)	—
Capital expenditures for property and equipment	(240)	(178)	(185)
Proceeds from asset dispositions, net	429	369	—
Proceeds from the sale of investments in affiliates, net	51	150	—
Insurance proceeds for property damage claims	39	88	2
Investments in affiliates	—	—	(1)
Distributions from unconsolidated affiliates	—	—	19
Net cash (used in) provided by investing activities	(635)	419	(165)
Financing Activities:
Borrowings under credit facilities	850	—	—
Repayment of debt	(232)	—	—
Payments of deferred financing costs	(11)	—	—
Dividends paid	(494)	(464)	(386)
Distributions to noncontrolling interests	(9)	(2)	(6)
Tax withholdings on share-based compensation	(7)	(2)	(3)
Repurchase of common stock	—	(348)	—
Repayment of debt	—	—	(55)
Net transfers to Parent	—	—	(9)
Net cash provided by (used in) financing activities	97	(816)	(459)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	(1)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(39)	46	29
Cash and cash equivalents and restricted cash, beginning of period	425	379	350
Cash and cash equivalents and restricted cash, end of period	$386	$425	$379

For supplemental disclosures, refer to Note 17: “Supplemental Disclosures of Cash Flow Information”

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

					Accumulated
			Additional		Other		Non-
	Common Stock		Paid-in	Retained	Comprehensive	Net Parent	controlling
	Shares	Amount	Capital	Earnings	Loss	Investment	Interests	Total
Balance as of December 31, 2016	—	$—	$—	$—	$(67)	$3,939	$(49)	$3,823
Net transfers to Parent	—	—	—	—	—	(13)	—	(13)
Issuance of common stock and reclassification of former Parent investment	198	2	3,924	—	—	(3,926)	—	—
Share-based compensation, net	1	—	11	—	—	—	—	11
Net income	—	—	—	2,625	—	—	6	2,631
Other comprehensive income	—	—	—	—	22	—	—	22
Dividends and dividend equivalents	16	—	(110)	(396)	—	—	—	(506)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2017	215	2	3,825	2,229	(45)	—	(49)	5,962
Share-based compensation, net	—	—	14	—	—	—	—	14
Net income	—	—	—	472	—	—	5	477
Other comprehensive income	—	—	—	—	39	—	—	39
Dividends and dividend equivalents	—	—	—	(556)	—	—	—	(556)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	—	(348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2018	201	2	3,589	2,047	(6)	—	(46)	5,586
Issuance of common stock	38	—	978	—	—	—	—	978
Share-based compensation, net	—	—	8	—	—	—	—	8
Net income	—	—	—	306	—	—	10	316
Other comprehensive income	—	—	—	—	3	—	—	3
Dividends and dividend equivalents	—	—	—	(423)	—	—	—	(423)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9)	(9)
Cumulative effective of change in accounting principle	—	—	—	(8)	—	—	—	(8)
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$—	$(45)	$6,451

(1)

Dividends declared per common share were $1.84, $1.99 and $1.90 for the years ended December 31, 2017, December 31, 2018 and December 31, 2019, respectively. Additional special cash dividends totaling $2.79 and $0.75 per common share were declared for the years ended December 31, 2017 and December 31, 2018, respectively.

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton,” “Hilton Parent” or “Parent”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. The spin-off transaction was effected through a pro rata distribution of Park Hotels & Resorts Inc. stock to existing Hilton stockholders.

On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”) and each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of our common stock were issued in the Merger.  The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash.

We are treated as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes, and we believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. We own 100% of the interests in our Operating Company.

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

Reclassifications

Certain line items on the consolidated statements of comprehensive income for the years ended December 31, 2018 and 2017 and consolidated statements of cash flows for the year ended December 31, 2018 have been reclassified to conform to the current period presentation.

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

We have two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of its predecessor’s merger with an affiliate of The Blackstone Group L.P. (“Blackstone Merger”). Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Blackstone Merger. We review the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value. In any year, we may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is in excess of its carrying value. If we cannot determine qualitatively that the fair value is in excess of the carrying value, or we decide to bypass the qualitative assessment, we proceed to the two-step quantitative process. In the first step, we determine the fair value of the reporting unit. The valuation is based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, then the second step must be performed. In the second step, we estimate the implied fair value of goodwill, which is determined by taking the fair value of the reporting unit and allocating it to all of its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, the excess is recognized within casualty (gain) loss and impairment loss, net in our consolidated statements of comprehensive income.

Intangible Assets

Intangible assets with finite useful lives primarily include an air rights contract and ground lease and operating lease contracts. The air rights contract value is based on the present value of the difference between the contractual rental amounts and the market rental rates for similar contracts, measured over a period equal to the remaining non-cancellable term of the contract. The value of the ground lease and operating lease contracts are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and the estimate of the fair value of rates for corresponding contracts measured over the period equal to the remaining non-cancellable term of the contract. Intangible assets are amortized using the straight-line method over the remaining term of the contract.

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

Restricted Cash

Restricted cash includes cash balances established as lender reserves required by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. For purposes of our consolidated statement of cash flows, changes in restricted cash caused by changes in lender reserves due to restrictions under our loan agreements are shown as financing activities and changes in deposits for assets we plan to acquire are shown as investing activities.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is provided on accounts receivable when losses are probable based on historical collection activity and current business conditions.

Leases

We consider an arrangement to contain a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for compensation.  Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our fixed payment obligations.  Leases with a term of 12 months or less are not recorded on the balance sheet. We use our estimated incremental borrowing rate to determine the present value of our lease obligations.  Our operating leases may require fixed payments, variable payments based on a percentage of revenue or income, or payments equal to the greater of a fixed or variable payment.  Variable payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred.  Operating lease expense is recognized on a straight-line basis over the lease term. Our lease terms include renewal options that we are reasonably certain to exercise, and renewal options controlled by the lessor.

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

We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price.  If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheet.  Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2019 and 2018 was $98 million and $90 million, respectively, and are generally recognized as revenue within a one-year period.  Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive income.

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

Income Taxes

We are treated as a REIT for U.S. federal income tax purposes, and we believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017 related to our REIT activities, other than the derecognition and remeasurement of deferred tax assets and liabilities associated with our election to be taxed as a REIT and taxes associated with built-in gains related to our assets owned at the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

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

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes existing lease accounting guidance in Leases (Topic 840) and generally requires all leases to be recognized on the statement of financial position. We adopted this ASU on January 1, 2019 using the optional transition method, which allows entities to initially apply the ASU at the adoption date without revising comparable periods. We elected certain practical expedients that allowed us to utilize historical lease classifications and elected an accounting policy to continue accounting for leases with an initial term of 12 months and less using existing guidance for operating leases. We did not elect the practical expedient that allows us to use hindsight to reassess our probability of exercising renewal options; however, we did include any renewal options controlled by the lessor.  Upon adoption, we recognized an operating lease right-of-use asset of $213 million representing the right to use land, buildings, and equipment over lease terms which include renewal options we have exercised, and renewal options controlled by the lessor, and a corresponding operating lease liability of $213 million representing the present value of our fixed lease payment obligations. We also recognized an $8 million impairment of the operating lease right-of-use asset associated with one of our previously impaired hotels as a cumulative effect of change in accounting principle within retained earnings. In addition, we reclassified $25 million of below market lease intangibles from intangibles, net and $8 million of deferred rent liabilities from other liabilities on our consolidated balance sheet to the operating lease right-of-use asset. The discount rate used to calculate the operating lease right-of-use asset and operating lease liability was based on our estimated incremental borrowing rate at our adoption date of January 1, 2019.

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

Accounting Standards Not Yet Adopted

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

Note 3: Acquisitions, Dispositions and Assets Held for Sale

Acquisitions

Merger with Chesapeake

As a result of the Merger, we acquired a 100% ownership interest in the following 18 hotels:

Hotel	Location	Rooms
Hilton Denver City Center	Denver, CO	613
W Chicago – Lakeshore	Chicago, IL	520
Hyatt Regency Boston	Boston, MA	502
Hyatt Regency Mission Bay Spa and Marina	San Diego, CA	438
Boston Marriott Newton	Newton, MA	430
Le Meridien New Orleans(1)	New Orleans, LA	410
W Chicago – City Center	Chicago, IL	403
Royal Palm South Beach Miami, a Tribute Portfolio Resort	Miami Beach, FL	393
Le Meridien San Francisco	San Francisco, CA	360
JW Marriott San Francisco Union Square	San Francisco, CA	344
Hyatt Centric Fisherman’s Wharf	San Francisco, CA	316
Hotel Indigo San Diego Gaslamp Quarter	San Diego, CA	210
Courtyard Washington Capitol Hill/Navy Yard	Washington, DC	204
Homewood Suites by Hilton Seattle Convention Center Pike Street	Seattle, WA	195
Hilton Checkers Los Angeles	Los Angeles, CA	193
Ace Hotel Downtown Los Angeles(1)	Los Angeles, CA	182
Hotel Adagio, Autograph Collection	San Francisco, CA	171
W New Orleans – French Quarter	New Orleans, LA	97
		5,981

(1)	Hotels were subsequently sold in December 2019.

The total consideration for the Merger was approximately $2 billion, which included the issuance of approximately 37.8 million shares of common stock valued at $25.88 per share to Chesapeake common shareholders based on the closing price of our common stock on September 17, 2019. We accounted for the Merger using the acquisition method of accounting.

We preliminarily allocated the purchase price consisting of common stock issued of $978 million and cash of $1,013 million as follows:

(in millions)
Investment in hotel properties, net	$2,220
Intangibles, net	45
Cash and cash equivalents	62
Restricted cash	38
Accounts receivable, net	26
Prepaid expenses	9
Other assets	2
Operating lease right-of-use asset	65
Debt	(311)
Accounts payable and accrued expenses	(47)
Due to hotel managers	(15)
Other liabilities	(15)
Operating lease liability	(88)
Total consideration	$1,991

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

•

Above and below market lease liabilities – We estimated the fair value of our above and below market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable terms of the leases. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The above and below market lease liabilities are included as adjustments to the right-of-use asset in the accompanying consolidated balance sheet. The above and below market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

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

For the year ended December 31, 2019, we incurred $70 million in acquisition costs in connection with the Merger. Acquisition costs primarily related to severance, transfer tax and fees for financial advisors, legal, accounting, tax and other professional services.

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

	For the year ended December 31,
	2019	2018
(unaudited)	(in millions)
Total revenues	$3,250	$3,297
Operating income	504	608
Net income	359	531

From the date of Merger through December 31, 2019, we recognized $156 million of total revenues, $20 million of operating income and $16 million of net income related to the hotels acquired in connection with the Merger.

Dispositions

During the year ended December 31, 2019, we sold seven consolidated hotels listed in the table below, received total gross proceeds of $436 million and recognized a total gain, net of selling costs, of $19 million on these hotels which is included in gain on sales of assets, net in our consolidated statements of comprehensive income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019
Ace Hotel Downtown Los Angeles	Los Angeles, CA	December 2019
Le Meridien New Orleans	New Orleans, Louisiana	December 2019

(1)	Hotels were sold as a portfolio in the same transaction.

Additionally, in November 2019, we and the other owners of the entity that own the Conrad Dublin sold our ownership interest in the entity that owns the hotel for a gross sales price of approximately $128 million, before customary closing adjustments and debt repayment, of which our pro rata share was approximately $61 million. We recognized a net gain of approximately $44 million, which is included in other gain, net in our consolidated statements of comprehensive income.

Additionally, on December 16, 2019, we terminated the ground lease for the Hilton Sheffield.

During the year ended December 31, 2018, we sold 12 consolidated hotels for total gross proceeds of $379 million.  We recognized a net gain of approximately $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which was included in gain on sales of assets, net in our consolidated statements of comprehensive income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was approximately $151 million. We recognized a net gain of approximately $107 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other gain, net in our consolidated statements of comprehensive income.

Assets Held for Sale

In November 2019, we executed an agreement to sell the Hilton São Paolo, a wholly owned hotel, which subsequently sold in February 2020 for a gross sales price of 500 million Brazilian Real or approximately $118 million, which was payable in cash at closing and is subject to customary pro rations and adjustments.

Assets and liabilities held for sale related to the Hilton São Paolo were as follows as of December 31, 2019:

(in millions)
Assets:
Property and equipment, net	$62
Cash and cash equivalents	7
Accounts receivable	2
Prepaid expenses	—
Total Assets Held for Sale	$71

Liabilities:
Liabilities related to assets held for sale(1)	$6
Total Liabilities Held for Sale	$6

(1)	Amounts included in Other liabilities in our consolidated balance sheet as of December 31, 2019.

Note 4: Property and Equipment

Property and equipment were:

	December 31, 2019(1)	December 31, 2018
	(in millions)
Land	$3,512	$3,344
Buildings and leasehold improvements	6,978	5,616
Furniture and equipment	1,059	949
Construction-in-progress	134	124
	11,683	10,033
Accumulated depreciation and amortization	(2,089)	(2,058)
	$9,594	$7,975

(1)	Excludes $62 million of property and equipment, net classified as held for sale as of December 31, 2019.

Depreciation of property and equipment was $262 million, $273 million and $283 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Transactions with HGV

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to HGV in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. The assets were derecognized at the end of lease term in December 2019. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term. During 2017, 134 of the 600 rooms at the Hilton Waikoloa Village previously transferred to HGV and leased back by us were released to HGV; accordingly, we derecognized $38 million of property and equipment, net, and the related $39 million liability due to HGV. During 2018, we transferred a restaurant at the Hilton Waikoloa Village to HGV and derecognized $3 million of property and equipment, net and $3 million of the related liability due to HGV. During 2019, the remaining 466 rooms at the Hilton Waikoloa Village were released to HGV; accordingly, we derecognized $123 million of property and equipment, net, and the related $135 million liability due to HGV, and recognized a gain of $12 million within other gain, net in our consolidated statements of comprehensive income.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton in Puerto Rico. The Caribe Hilton remained closed throughout 2018 and reopened on May 15, 2019. Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles, in addition to loss of business. Claims related to the Hilton Caribe were fully settled in December 2019.

During the year ended December 31, 2019, we recognized $70 million of insurance recoveries, of which $39 million related to property damage, $28 million related to business interruption, and $3 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our consolidated statements of comprehensive income. Additionally, we recognized a net gain of $18 million within casualty (gain) loss and impairment loss, net in our consolidated statements of comprehensive income, which includes a gain of $27 million for amounts recovered from insurance in excess of the insurance receivable and a loss of $9 million relating to property damage at certain of our hotels that we may not recover from insurers. The insurance receivable as of December 31, 2019 and 2018 was $4 million and $25 million, respectively, and is included within other assets in our consolidated balance sheets.

During the year ended December 31, 2018, we incurred $35 million of expenses, and based upon additional information obtained during the period, we recognized an additional loss of $22 million for property and equipment that was damaged during the hurricanes. These amounts were offset by the recognition of an insurance receivable of $57 million.  Additionally, we received $119 million of insurance proceeds, of which $25 million related to business interruption and $6 million related to expense reimbursements.
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

	December 31, 2019	December 31, 2018
	(in millions)
Property and equipment, net	$221	$223
Cash and cash equivalents	13	12
Restricted cash	1	1
Accounts receivable, net	5	4
Prepaid expenses	2	2
Debt	207	207
Accounts payable and accrued expenses	8	7
Due to hotel manager	2	2
Other liabilities	2	1

During the years ended December 31, 2019 and 2018, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide, nor do we intend to provide any such support in the future.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	December 31, 2019	December 31, 2018
		(in millions)
Hilton San Diego Bayfront	25%	$18	$19
All others (6 hotels)(1)	20% - 50%	17	31
		$35	$50

(1)	In November 2019, we disposed of our ownership interest in the Conrad Dublin. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million and $955 million as of December 31, 2019 and 2018, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill and Intangibles

Hilton allocated $3.5 billion of goodwill to us as part of the Blackstone Merger and during the year ended December 31, 2008, we recognized a $2.7 billion impairment loss.

Our goodwill balance and related activity was:

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2017	$2,708	$(2,102)	$606
Distribution to Parent	—	—	—
Foreign currency translation	1	—	1
Balance as of December 31, 2018	2,709	(2,102)	607
Distribution to Parent	—	—	—
Foreign currency translation	—	—	—
Balance as of December 31, 2019	$2,709	$(2,102)	$607

Intangible assets were:

	December 31,
	2019	2018
	(in millions)
Acquired below market leases(1)	$—	$61
Air rights contract(2)	45	—
Other	8	10
Accumulated amortization	(7)	(44)
	$46	$27

(1)	Upon adoption of ASC 842, Leases, on January 1, 2019, the balance of acquired below market leases was reclassed to Operating lease right-of-use asset within our consolidated balance sheet.
(2)	In conjunction with the Merger, we acquired an air rights contract as part of the Hyatt Regency Boston, which expires in September 2079 and requires no payments through maturity.

As of December 31, 2019, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2020	$1
2021	1
2022	1
2023	1
2024	1
Thereafter	41
$46

Note 7: Debt

Debt balances and associated interest rates as of December 31, 2019 were:

			Principal balance as of
	Interest Rate at December 31, 2019	Maturity Date	December 31, 2019	December 31, 2018
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans(1)	Average rate of 4.26%	2020 to 2026(2)	515	207
2016 Term Loan	L + 1.55%	December 2021	700	750
2019 Term Facility	L + 1.50%	September 2024	670	—
Revolver(3)	L + 1.60%	December 2021(2)	—	—
Capital lease obligations	3.07%	2021 to 2022	1	1
			3,886	2,958
Add: unamortized premium			3	—
Less: unamortized deferred financing costs and discount			(18)	(10)
			$3,871	$2,948

(1)	Includes $308 million of mortgage loans assumed in connection with the Merger, all of which require payments of principal and interest on a monthly basis.
(2)	Assumes the exercise of all extensions that are exercisable solely at our option.
(3)	$1 billion available.

CMBS and Mortgage Loans

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV CMBS Loan”). Both the SF CMBS Loan and the HHV CMBS Loan bear interest at a fixed-rate and require interest-only payments through their respective maturity dates. At any time after the permitted release date of May 1, 2019, the SF CMBS Loan and HHV CMBS Loan may be partially or fully prepaid, subject to prepayment penalties.

Our mortgage loans, which are associated with our three consolidated VIEs and mortgage loans acquired through the Merger, bear interest at either a fixed-rate or variable rate.  Our mortgage loans associated with our VIEs require interest-only loan payments through their respective maturity dates and the mortgage loans associated with the Merger require payments of principal and interest on a monthly basis.

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2019 and 2018, our consolidated balance sheets included $13 million and $15 million of restricted cash, respectively, related to our CMBS loans and mortgage loans.

Credit Facilities

2016 Term Loan and Revolver

In December 2016, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility includes a $1 billion revolving credit facility (“Revolver”), which has a scheduled maturity date of December 24, 2020 with two, six-month extension options if certain conditions are satisfied, and a $750 million term loan (“2016 Term Loan”). The Credit Agreement includes the option to increase the size of the Revolver and enter into additional incremental term loan credit facilities, subject to certain limitations, in an aggregate commitment or principal amount not to exceed $500 million for all such increases. In December 2019, we prepaid $50 million of the 2016 Term Loan.

The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.

Revolver and 2016 Term Loan borrowings bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage.

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

2019 Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and PK Domestic entered into a delayed draw term loan agreement (the “2019 Term Facility”) with Bank of America, N.A. as administrative agent, and certain other financial institutions party thereto as lenders. The 2019 Term Facility provided for $950 million unsecured delayed draw term loan commitments to fund the Merger. The 2019 Term Facility included a $100 million two-year delayed draw term loan tranche, which was unfunded and the commitments thereunder terminated on September 18, 2019, and a $850 million five-year delayed draw term loan tranche, which has a scheduled maturity date of August 2024. On September 18, 2019, the five-year tranche was fully drawn to fund the Merger of which $180 million was prepaid in December 2019. The 2019 Term Facility agreement includes the option to increase the size of the 2019 Term Facility and enter into additional incremental term loan credit facilities, subject to certain limitations and obtaining additional commitments, in an aggregate amount not to exceed $400 million for all such increases.

Borrowings from the 2019 Term Facility bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. Beginning in August 2019, we accrued an unused commitment fee equal to 0.25% per annum of the undrawn portion of the 2019 Term Facility, which was paid on September 18, 2019 when the 2019 Term Facility was fully drawn. Additionally, we incurred upfront financing fees of $9 million associated with the 2019 Term Facility, of which $3 million was expensed in connection with the terminated commitments and the $180 million prepayment in December 2019.

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

In connection with the Merger, we assumed an interest rate swap from Chesapeake, which is designated as a cash flow hedge, to hedge the interest rate risk on a portion of the 2019 Term Facility.  The interest rate swap requires us to pay fixed interest of 1.86% per annum maturing on April 21, 2022 on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2019 were:

Year	(in millions)
2020	$21
2021	709
2022	97
2023	827
2024	676
Thereafter(1)	1,556
$3,886

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities.  The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$740	$725	$706
HHV CMBS Loan	3	1,275	1,316	1,275	1,214
2016 Term Loan	3	700	698	750	732
2019 Term Facility	3	670	667	—	—
Mortgage loans	3	516	516	207	201

Note 9: Leases

We lease hotel properties, land and equipment under operating and financing leases.  We are subject to ground leases on 14 of our consolidated properties. Our leases expire, including options under lessor control, at various dates through 2083, with varying renewal options, and the majority expire before 2031.

Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The maturities of our non-cancelable operating lease liabilities, due in each of the next five years and thereafter as of December 31, 2019, were:

Operating Leases
Year	(in millions)
2020	$29
2021	29
2022	29
2023	24
2024	25
Thereafter	365
Total minimum rent payments	501
Less: imputed interest	241
Total operating lease liabilities	$260

As of December 31, 2019 the weighted average remaining operating lease term was 26.3 years and the weighted average discount rate used to determine the operating lease liabilities was 5.3%.

The components of rent expense, which are primarily included in other property-level expenses in our consolidated statements of comprehensive income, supplemental cash flow and non-cash information for all operating leases were:

Year Ended December 31, 2019
(in millions)
Operating lease expense	$30
Variable lease expense	13
Operating cash flows for operating leases	36
Right-of-use assets obtained in exchange for lease obligations(1)	278

(1)

For the year ended December 31, 2019, balance represents right-of-use assets recognized upon adoption of ASC 842, Leases, on January 1, 2019, and right-of-use assets assumed in connection with the Merger.

Note 10: Income Taxes

We are treated as a REIT for U.S. federal income tax purposes, and we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2019 and 2018 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off including the remeasurement of associated deferred tax assets and liabilities.

H.R. 1, commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; the one-time transition tax on foreign cash and unremitted earnings; and the treatment of global intangible low-taxed income for REIT gross income purposes. As a result of the changes in the Act, we recognized a $25 million income tax benefit for the year ended December 31, 2017 and $8 million of income tax expense for the year ended December 31, 2018 when our analysis of the effects of the Act was completed.

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

Our tax provision includes U.S. federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S. income before tax	$350	$498	$279
Foreign income before tax	1	2	6
Income before income taxes	$351	$500	$285

The components of our (benefit) provision for income taxes were:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
U.S. Federal	$16	$34	$21
State	3	6	2
Foreign	11	3	9
Total current	30	43	32
Deferred:
U.S. Federal	3	(18)	(2,373)
Foreign	2	(2)	(5)
Total deferred	5	(20)	(2,378)
Total provision (benefit) for income taxes	$35	$23	$(2,346)

Reconciliations of our tax provision at the U.S. statutory rate to the (benefit) provision for income taxes were:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Statutory U.S. federal income tax provision	$74	$105	$100
State income taxes, net of U.S. federal tax benefit	2	3	2
Foreign income tax expense	13	2	4
Change in deferred tax asset valuation allowance	2	—	3
Tax rate change	—	(2)	(25)
REIT income not subject to tax	(69)	(92)	(83)
Derecognition and remeasurement of deferred taxes	13	7	(2,347)
Provision (benefit) for income taxes	$35	$23	$(2,346)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets(1)	$8	$3
Deferred income tax liabilities	(50)	(42)
Net deferred tax liability	$(42)	$(39)

(1)	Included within other assets in our consolidated balance sheets, net of valuation allowance.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$9	$8
Deferred income	4	3
Accrued compensation	2	3
Other	6	4
Total gross deferred tax assets	21	18
Less: valuation allowance	(6)	(4)
Deferred tax assets	15	14
Deferred tax liabilities:
Property and equipment	(48)	(44)
Investments	(8)	(9)
Accrued compensation	(1)	—
Deferred tax liabilities	(57)	(53)
Net deferred tax liability	$(42)	$(39)

As of December 31, 2019, we had U.S. federal, state and foreign net operating loss carryforwards of $65 million, which resulted in deferred tax assets of $9 million. Our U.S. federal and state net operating loss carryforwards of approximately $18 million and $24 million begin to expire in 2038 and 2025, respectively, and our foreign net operating loss carryforwards of approximately $23 million are not subject to expiration. Our valuation allowance increased $2 million during the year ended December 31, 2019.

For periods ended prior to January 4, 2017, Hilton filed income tax returns for us, with U.S. federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in U.S. federal, state, local, and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2005. As of December 31, 2019, Hilton remains subject to U.S. federal examinations from 2007 through 2017, state examinations from 2007 through 2017 and foreign examinations of their income tax returns for the years 1998 through 2017. We will be subject to U.S. federal, state and foreign examinations for periods ending after January 4, 2017.

For U.S. federal income tax purposes, the cash distributions to stockholders are characterized as follows:

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Common distributions (per share):
Ordinary dividends	$1.61	$1.64
Capital gain distributions	0.29	1.32

Note 11: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2019, 5,495,914 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of December 31, 2019, 293,269 shares of common stock remain available for future issuance. For each of the years ended December 31, 2019 and 2018, we recognized $16 million, respectively, of share-based compensation expense and $15 million for the year ended December 31, 2017. As of December 31, 2019, unrecognized compensation expense was $16 million, which is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested during the year ended December 31, 2019 was $21 million and $9 million for each of the years ended December 31, 2018 and 2017.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	594,213	26.52
Vested	(106,795)	26.85
Forfeited	(25,779)	26.22
Unvested at December 31, 2017	461,639	26.47
Granted	367,463	27.34
Vested	(214,208)	26.67
Forfeited	(29,788)	27.48
Unvested at December 31, 2018	585,106	26.89
Granted	302,506	31.24
Vested	(312,462)	26.99
Forfeited	(17,905)	29.58
Unvested at December 31, 2019	557,245	$29.10

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing performance measure. The following table provides a summary of PSUs for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	—	$—
Granted	387,642	31.95
Vested	—	—
Forfeited	(16,085)	31.73
Unvested at December 31, 2017	371,557	31.96
Granted	179,774	29.47
Vested	—	—
Forfeited	(13,395)	30.48
Unvested at December 31, 2018	537,936	31.16
Granted	314,858	34.28
Vested	(277,325)	31.25
Forfeited	(672)	42.05
Unvested at December 31, 2019	574,797	$32.82

The grant date fair values of these awards were determined using a Monte Carlo simulation valuation model with the following assumptions:

Year Ended December 31,
	2019	2018	2017
Expected volatility(1)	19.5% - 21.5%	20.0% - 24.0%	25.5% - 29.5%
Dividend yield(2)	—	—	—
Risk-free rate	1.8% - 2.4%	2.4% - 2.7%	1.2% - 1.5%
Expected term	3 years	3 years	2 - 3 years

(1)

Due to limited trading history of our common stock, we used the historical and implied volatilities of our peer group in addition to our historical and implied volatilities over the performance period to estimate appropriate expected volatilities. For the years ended December 31, 2019, 2018 and 2017, the weighted average expected volatility was 20.5%, 24.0% and 28.4%, respectively.

(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders(1)	$306	$472	$2,625
Earnings allocated to participating securities	(1)	(2)	(8)
Net income attributable to stockholders, net of earnings allocated to participating securities	$305	$470	$2,617
Denominator:
Weighted average shares outstanding – basic	212	203	211
Unvested restricted shares	1	1	—
Net effect of shares issued with respect to E&P Dividend(2)	—	—	3
Weighted average shares outstanding – diluted	213	204	214

Basic EPS(3)	$1.44	$2.32	$12.38
Diluted EPS(3)	$1.44	$2.31	$12.21

(1)	Includes the derecognition and remeasurement of deferred tax assets and liabilities for the year ended December 31, 2017 of $2,347 million associated with our intent to be taxed as a REIT.
(2)	Shares issued in connection with the distribution of our C corporation earnings and profits attributable to the period prior to spin-off “E&P Dividend”).
(3)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2019, 2018 and 2017 because their effect would have been anti-dilutive.

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

Our management agreements have initial terms ranging from 5 to 30 years and allow for one or more renewal periods. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range from 30 to 70 years.

We also have franchise agreements for 12 hotels. The franchise agreements have an initial term of 7 to 20 years and cannot be extended without the franchisor’s consent.

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $53 million, $53 million and $55 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $133 million, $134 million and $131 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive income based upon the nature of services provided by such employees.

Note 14: Net Parent Investment

Net Parent investment on our historical consolidated statements of equity represents Hilton’s historical investment in us, the net effect of transactions with and allocations from Hilton and our accumulated earnings. Net transfers to Parent are included within Net Parent investment. There were no transfers to Parent during the years ended December 31, 2019 and 2018. The components of the net transfers to Parent on the consolidated statements of cash flows and consolidated statements of equity were:

Year Ended December 31,
2017
(in millions)
Cash pooling and general financing activities	$(9)
Corporate allocations	—
Income taxes	(4)
Net transfers to Parent	$(13)

Note 15: Geographic and Business Segment Information

As of December 31, 2019, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Transition expense related to our establishment as an independent, publicly traded company;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses and impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Total consolidated hotel revenue	$2,767	$2,665	$2,727
Other revenues	77	72	64
Total revenues	$2,844	$2,737	$2,791

Hotel Adjusted EBITDA	$802	$761	$758
Other revenues	77	72	64
Casualty gain (loss) and impairment loss, net	18	1	(26)
Depreciation and amortization expense	(264)	(277)	(288)
Corporate general and administrative expense	(62)	(65)	(68)
Acquisition costs	(70)	—	—
Other operating expenses	(78)	(73)	(63)
Gain on sales of assets, net	19	96	1
Interest income	6	6	2
Interest expense	(140)	(127)	(124)
Equity in earnings from investments in affiliates	14	18	40
Loss on foreign currency transactions	(1)	(3)	(4)
Income tax (expense) benefit	(35)	(23)	2,346
Other gain, net	46	102	—
Other items	(16)	(11)	(7)
Net income	$316	$477	$2,631

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	December 31,
	2019	2018
	(in millions)
Consolidated hotels	$11,236	$9,305
All other	54	58
Total	$11,290	$9,363

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2019		2018		2017
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
	(in millions)
United States(1)(2)	$2,804	$9,594	$2,676	$7,906	$2,618	$8,089
All other	40	—	61	69	173	222
	$2,844	$9,594	$2,737	$7,975	$2,791	$8,311

(1)

Includes revenues of $11 million, $14 million and $13 million for the years ended December 31, 2019, 2018 and 2017 from our laundry operations which is not part of our segment. Also includes property and equipment, net of $5 million as of December 31, 2019, 2018 and 2017, respectively, from our laundry operations.

(2)	Excludes $62 million and $31 million of property and equipment, net classified as held for sale as of December 31, 2019 and 2017, respectively.

Note 16: Commitments and Contingencies

As of December 31, 2019, we had outstanding commitments under third-party contracts of approximately $43 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process. In addition, losses related to certain contingent liabilities could be apportioned to us under the distribution and tax matters agreements related to the spin-off transaction.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $7 million related to ongoing claims as of December 31, 2019 with respect to an audit by the Australian Tax Office (“ATO”) related to the sale of the Hilton Sydney in June 2015. This amount could change as more information becomes available about the progress of Hilton’s defense against the ATO’s claim.

Note 17: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2019, 2018 and 2017, was $135 million, $123 million and $118 million, respectively.

We paid $15 million, $63 million and $16 million in income taxes in 2019, 2018 and 2017, respectively.

Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $26 million, $15 million, and $20 million during the years ended December 31, 2019, 2018, and 2017, respectively.

The following non-cash investing and financing activities were excluded from the consolidated statements of cash flows:

During the year ended December 31, 2019:

•	We issued $978 million of common stock and assumed $310 million of mortgage loans in connection with the Merger.

•	We transferred rooms at the Hilton Waikoloa Village to HGV and accordingly derecognized $123 million of property and equipment, net and $135 million of the related liability due to HGV.
•	We declared $136 million of dividends that were unpaid and accrued as of December 31, 2019.

During the year ended December 31, 2018:

•	We transferred a restaurant at the Hilton Waikoloa Village to HGV and accordingly derecognized $3 million of property and equipment, net and $3 million of the related liability due to HGV.
•	We declared $206 million of dividends that were unpaid and accrued as of December 31, 2018.

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

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$659	$703	$672	$810	$2,844
Operating income	129	111	38	148	426
Net income	97	84	9	126	316
Net income attributable to stockholders	96	82	5	123	306
Earnings per share - Basic(1)	0.48	0.40	0.02	0.51	1.44
Earnings per share - Diluted(1)	0.48	0.40	0.02	0.51	1.44

(1)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not necessarily equal the EPS for the full year.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in millions)
Revenues	$668	$731	$652	$686	$2,737
Operating income	174	149	84	97	504
Net income	149	218	55	55	477
Net income attributable to stockholders	150	216	52	54	472
Earnings per share - Basic(1)	0.71	1.07	0.26	0.27	2.32
Earnings per share - Diluted(1)	0.71	1.07	0.26	0.27	2.31

(1)

Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented, therefore, the sum of the quarterly EPS does not necessarily equal the EPS for the full year.

Note 19: Subsequent Events

On February 19, 2020, we sold the 503-room Hilton São Paulo Morumbi for gross proceeds of approximately $118 million, or $234,000 per key. Upon the sale of this hotel, we no longer have any international hotels in our portfolio. Additionally, on the same day, we sold the 197-room Embassy Suites Washington DC Georgetown for gross proceeds of approximately $90 million, or $459,000 per key.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2019

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—		$38	$56	$7	$87	$41	$115	$32	$188	$(28)	1949	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—		—	—	2	6	—	3	5	8	(6)	1985	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30		14	58	3	15	12	63	15	90	(24)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—		—	—	2	17	—	9	10	19	(11)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel San Jose	—		15	67	5	25	15	82	15	112	(36)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Seattle Airport	—		—	—	11	27	—	11	27	38	(29)	1969	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—		—	—	4	11	—	6	9	15	(10)	1977	10/24/2007	3 - 40 years
Embassy Suites Austin Downtown South Congress	—		—	45	2	17	—	57	7	64	(28)	1983	10/24/2007	3 - 40 years
Embassy Suites Phoenix—Airport	—		—	15	1	(9)	—	3	4	7	(5)	1986	10/24/2007	3 - 40 years
Hilton Boston Logan Airport	—		—	108	6	31	—	127	18	145	(46)	1999	10/24/2007	3 - 40 years
Hilton Chicago	—		69	233	12	144	69	340	49	458	(132)	1927	10/24/2007	3 - 40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275		925	807	17	341	964	1,044	82	2,090	(410)	1961	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—		50	82	3	(15)	23	55	42	120	(62)	1987	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—		89	217	3	87	90	261	45	396	(112)	1977	10/24/2007	3 - 40 years
Hilton Oakland Airport	—		—	13	3	2	—	9	9	18	(9)	1970	10/24/2007	3 - 40 years
Hilton Salt Lake City Center	—		—	—	10	20	—	8	22	30	(22)	2002	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	725	(1)	113	232	16	135	113	333	50	496	(127)	1964	10/24/2007	3 - 40 years
Hilton Santa Barbara Beachfront Resort	165		71	50	2	22	71	64	10	145	(17)	1986	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—		—	70	3	16	—	80	9	89	(36)	1961	10/24/2007	3 - 40 years
Hilton Short Hills	—		59	54	3	20	59	64	13	136	(25)	1988	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—		160	340	25	(75)	106	288	56	450	(138)	1988	10/24/2007	3 - 40 years
New York Hilton Midtown	—		1,096	542	13	138	1,043	656	90	1,789	(236)	1963	10/24/2007	3 - 40 years
Embassy Suites Washington DC Georgetown	—		62	53	2	(21)	40	46	10	96	(16)	1990	12/4/2007	3 - 40 years
DoubleTree Hotel Washington DC—Crystal City	—		43	95	2	48	43	127	18	188	(55)	1982	12/14/2007	3 - 40 years
Hilton Miami Airport	—		64	36	3	37	64	60	16	140	(32)	1984	12/14/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	12		3	24	2	11	3	30	7	40	(12)	1986	1/1/2010	3 - 40 years
Hilton Orlando Lake Buena Vista	—		—	137	10	38	—	161	24	185	(56)	1983	8/30/2010	3 - 40 years
Embassy Suites Kansas City—Plaza	—		—	26	1	3	—	28	2	30	(14)	1973	7/25/2014	3 - 40 years
Hilton Orlando Bonnet Creek	—		15	377	31	48	16	401	54	471	(82)	2009	2/12/2015	3 - 40 years

(1)	Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2019

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(a)	Life Upon Which Depreciation is Computed
Parc 55 San Francisco - A Hilton Hotel	$—	(1)	$175	$315	$32	$15	$175	$325	$37	$537	$(71)	1984	2/12/2015	3 - 40 years
Waldorf Astoria Orlando	—		34	274	29	9	34	275	37	346	$(70)	2009	2/12/2015	3 - 40 years
Casa Marina, A Waldorf Astoria Resort	—		164	174	9	5	164	176	12	352	(30)	1920	2/17/2015	3 - 40 years
The Reach Key West, Curio Collection	—		57	67	3	14	57	81	3	141	(9)	1970	2/17/2015	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—		40	64	8	2	40	64	10	114	(17)	1973	6/2/2015	3 - 40 years
Boston Marriott Newton	—		24	74	15	—	24	74	15	113	(1)	1969	9/18/2019	3 - 40 years
Courtyard Washington Capitol Hill/Navy Yard	—		13	54	5	—	13	54	5	72	(1)	2006	9/18/2019	3 - 40 years
Hilton Checkers Los Angeles	28		19	44	7	—	19	44	7	70	(1)	1927	9/18/2019	3 - 40 years
Hilton Denver City Center	61		14	163	21	—	14	163	21	198	(3)	1982	9/18/2019	3 - 40 years
Homewood Suites by Hilton Seattle Convention Center Pike Street	—		5	75	7	—	5	75	7	87	(1)	1990	9/18/2019	3 - 40 years
Hotel Adagio, Autograph Collection	—		25	54	7	—	25	54	7	86	(1)	1929	9/18/2019	3 - 40 years
Hotel Indigo San Diego Gaslamp Quarter	—		7	60	8	—	7	60	8	75	(1)	2009	9/18/2019	3 - 40 years
Hyatt Centric Fisherman’s Wharf	—		33	122	11	—	33	122	11	166	(2)	1990	9/18/2019	3 - 40 years
Hyatt Regency Boston	141		—	177	14	—	—	177	14	191	(3)	1985	9/18/2019	3 - 40 years
Hyatt Regency Mission Bay Spa and Marina	—		5	118	15	—	5	118	15	138	(2)	1961	9/18/2019	3 - 40 years
JW Marriott San Francisco Union Square	—		—	191	13	—	—	191	13	204	(2)	1987	9/18/2019	3 - 40 years
Le Meridien San Francisco	—		48	176	8	—	48	176	8	232	(2)	1989	9/18/2019	3 - 40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—		16	139	12	—	16	139	12	167	(2)	1926	9/18/2019	3 - 40 years
W Chicago – City Center	79		20	76	14	1	20	77	14	111	(1)	1928	9/18/2019	3 - 40 years
W Chicago – Lakeshore	—		22	58	8	—	22	58	8	88	(1)	1965	9/18/2019	3 - 40 years
W New Orleans – French Quarter	—		3	21	1	—	3	21	1	25	(1)	1872	9/18/2019	3 - 40 years
Total	$2,516		$3,610	$6,233	$451	$1,272	$3,496	$7,055	$1,015	$11,566	$(2,038)

(a)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Blackstone Merger.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2019

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of period	$9,921	$10,249	$10,310
Additions during period:
Acquisitions	2,220	—	—
Capital expenditures	248	192	198
Deductions during period:
Transfers to assets held for sale	(86)	—	(46)
Dispositions, including casualty losses and impairment loss on planned dispositions	(734)	(512)	(236)
Foreign exchange effect	(3)	(8)	23
Balance at end of period	$11,566	$9,921	$10,249

(B)	The change in accumulated depreciation for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of period	$2,011	$2,004	$1,832
Additions during period:
Depreciation expense	256	268	280
Deductions during period:
Transfers to assets held for sale	(24)	—	(15)
Dispositions, including casualty losses	(206)	(262)	(85)
Foreign exchange effect	1	1	(8)
Balance at end of period	$2,038	$2,011	$2,004

(C)	The aggregate cost of real estate for U.S. federal income tax purposes is approximately $6.803 billion as of December 31, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

On September 18, 2019, we completed the Merger and have since integrated Chesapeake’s operations into our internal control structure. None of these integration activities had a material effect to our internal control over financial reporting. There were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

All other schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.

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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).

4.1*	Description of Park Hotels & Resorts Inc. Common Stock

10.1

Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 4, 2017).

10.2	Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan, dated as of January 3, 2017 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on January 4, 2017).

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

10.4

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

10.5

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

Exhibit Number	Description

10.7

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

10.10

Form of Indemnification Agreement entered into between Park Hotels & Resorts Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 (File No. 0001-37795), filed on November 14, 2016).†

10.11	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.12	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.13	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.14	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.15	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.16	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†

10.17	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.18	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.19

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 28, 2019).

10.20

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 28, 2019).

10.21

First Amendment to Credit Agreement, by and among Park Intermediate Holdings LLC, Park Hotels & Resorts Inc., the Subsidiary Borrowers, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 1, 2019).

10.22

Delayed Draw Term Loan Agreement, dated as of August 28, 2019, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 4, 2019).

Exhibit Number	Description

10.23

Second Amendment to Credit Agreement, dated as of August 28, 2019, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 4, 2019).

10.24

Master Amendment and Option Agreement, by and among the Company, HNA Tourism Group Co., Ltd. and HNA HLT Holdco I LLC, dated March 5, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 5, 2018).

10.25	Form of CEO Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.26	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.27	Form of Executive Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.28	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.29

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.30

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2020).†

11.1	Computation of Per Share Earnings from Operations (included in the notes to the consolidated financial statements contained in this Report).

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Exhibit Number	Description

*	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: February 27, 2020	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2020
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 27, 2020
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	February 27, 2020
Gordon M. Bethune

/s/ Thomas D. Eckert	Director	February 27, 2020
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 27, 2020
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 27, 2020
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 27, 2020
Joseph I. Lieberman

/s/ Timothy J. Naughton	Director	February 27, 2020
Timothy J. Naughton

/s/ Thomas A. Natelli	Director	February 27, 2020
Thomas A. Natelli

/s/ Stephen I. Sadove	Director	February 27, 2020
Stephen I. Sadove