Form 10-Q
period 2020-03-31
Park Hotels & Resorts Inc.
filed 2020-05-11
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37795

Park Hotels & Resorts Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	36-2058176
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
1775 Tysons Boulevard., 7th Floor, Tysons, VA	22102
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (571) 302-5757

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value per share	PK	New York Stock Exchange

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

The number of shares of common stock outstanding on May 8, 2020 was 235,594,251.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,383	$9,594
Assets held for sale, net	—	71
Investments in affiliates	30	35
Goodwill	—	607
Intangibles, net	46	46
Cash and cash equivalents	1,304	346
Restricted cash	38	40
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	113	180
Prepaid expenses	73	83
Other assets	46	40
Operating lease right-of-use assets	244	248
TOTAL ASSETS (variable interest entities - $237 and $242)	$11,277	$11,290
LIABILITIES AND EQUITY
Liabilities
Debt	$4,870	$3,871
Accounts payable and accrued expenses	188	217
Due to hotel managers	103	159
Deferred income tax liabilities	35	50
Other liabilities	241	282
Operating lease liabilities	257	260
Total liabilities (variable interest entities - $218 and $219)	5,694	4,839
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 235,721,204 shares issued and 235,427,598 shares outstanding as of March 31, 2020 and 239,589,639 shares issued and 239,386,877 shares outstanding as of December 31, 2019	2	2
Additional paid-in capital	4,504	4,575
Retained earnings	1,129	1,922
Accumulated other comprehensive loss	(5)	(3)
Total stockholders' equity	5,630	6,496
Noncontrolling interests	(47)	(45)
Total equity	5,583	6,451
TOTAL LIABILITIES AND EQUITY	$11,277	$11,290

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rooms	$362	$403
Food and beverage	161	183
Ancillary hotel	57	55
Other	19	18
Total revenues	599	659

Operating expenses
Rooms	112	107
Food and beverage	123	124
Other departmental and support	172	149
Other property-level	60	49
Management fees	25	33
Impairment loss and casualty gain, net	694	—
Depreciation and amortization	75	62
Corporate general and administrative	16	17
Other	21	20
Total expenses	1,298	561

Gain on sales of assets, net	62	31

Operating (loss) income	(637)	129

Interest income	1	1
Interest expense	(40)	(32)
Equity in (losses) earnings from investments in affiliates	(1)	5
Loss on foreign currency transactions	(2)	—
Other gain, net	—	1

(Loss) income before income taxes	(679)	104
Income tax expense	(10)	(7)
Net (loss) income	(689)	97
Net loss (income) attributable to noncontrolling interests	1	(1)
Net (loss) income attributable to stockholders	$(688)	$96

Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $0	(2)	—
Total other comprehensive (loss) income	(2)	—

Comprehensive (loss) income	(691)	97
Comprehensive loss (income) attributable to noncontrolling interests	1	(1)
Comprehensive (loss) income attributable to stockholders	$(690)	$96

(Loss) Earnings per share:
(Loss) earnings per share - Basic	$(2.89)	$0.48
(Loss) earnings per share - Diluted	$(2.89)	$0.48

Weighted average shares outstanding - Basic	238	201
Weighted average shares outstanding - Diluted	238	202

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net (loss) income	$(689)	$97
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	75	62
Gain on sales of assets, net	(62)	(31)
Impairment loss and casualty gain, net	694	—
Equity in (loss) earnings from investments in affiliates	1	(5)
Loss on foreign currency transactions	2	—
Other gain, net	(1)	(1)
Share-based compensation expense	2	4
Amortization of deferred financing costs	1	1
Distributions from unconsolidated affiliates	4	6
Deferred income taxes	—	(1)
Changes in operating assets and liabilities	(40)	(60)
Net cash (used in) provided by operating activities	(13)	72
Investing Activities:
Capital expenditures for property and equipment	(26)	(64)
Proceeds from asset dispositions, net	205	65
Insurance proceeds for property damage claims	1	1
Net cash provided by investing activities	180	2
Financing Activities:
Borrowings under Revolver	1,000	—
Repayment of debt	(2)	—
Dividends paid	(136)	(201)
Distributions to noncontrolling interests	(1)	(3)
Tax withholdings on share-based compensation	(6)	(5)
Repurchase of common stock	(66)	—
Net cash provided by (used in) financing activities	789	(209)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	956	(135)
Cash and cash equivalents and restricted cash, beginning of period	386	425
Cash and cash equivalents and restricted cash, end of period	$1,342	$290

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$106	$90

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	$2	$4,504	$1,129	$(5)	$(47)	$5,583

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)			(8)
Balance as of March 31, 2019	201	$2	$3,588	$2,044	$(6)	$(48)	$5,580

(1)	Dividends declared per common share were $0.45 for both the three months ended March 31, 2020 and 2019, respectively.

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization and Recent Events

Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company.

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

Recent Events

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the hospitality industry and our business.  The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand.  Since the beginning of March, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. We expect that COVID-19 will continue to negatively affect our operating results for at least the second and third quarters of 2020, as well as the debt and equity capital markets, which in the near-term could make obtaining financing or refinancing debt obligations more challenging.

We and our hotel managers have taken various actions to mitigate the effect of COVID-19, including temporarily suspending operations at 38 of our 60 hotels, limiting capacity at our hotels that remain open, deferring approximately $150 million of capital expenditures planned for 2020 and suspending our dividend after the first quarter of 2020. Additionally, as a precautionary measure to increase liquidity and preserve financial flexibility, we fully drew our $1 billion revolving credit facility (“Revolver”). We were in compliance with our debt covenants under our credit and term loan facilities as of March 31, 2020. However, in order to maintain compliance under our credit and term loan facilities in future quarters, we have amended our facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendment also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions. We are committed to using our liquidity to support our hotels’ operations during this pandemic and subsequent recovery, while being focused on increasing value for our stockholders.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2019.

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from goodwill impairment testing. The goodwill impairment test will now consist of one step which compares the fair value of the reporting unit to the carrying value of the reporting unit and we would recognize an impairment loss if the carrying value exceeds the fair value but only to the extent of the amount of the goodwill allocated to the reporting unit. We adopted the provisions of this ASU effective January 1, 2020.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaced the existing “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For trade and other receivables, the forward looking “expected loss” model will generally result in the earlier recognition of allowances for losses. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which clarified that operating lease receivables accounted for under ASC 842 are not in the scope of ASU No. 2016-13. We adopted the provisions of ASU 2016-13 and the related ASUs as of January 1, 2020 using a modified retrospective approach, which resulted in no cumulative effect adjustment to retained earnings as of January 1, 2020.  An allowance for doubtful accounts is provided on accounts receivable for the expected credit loss over the life of the receivable based on historical credit losses, current business conditions, and reasonable and supportable forecasts.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” to provide optional expedients and exceptions for applying generally accepted accounting principles if certain criteria are met to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued.  The ASU is effective from March 12, 2020 through December 31, 2022 and did not have a material effect on our consolidated financial statements as of March 31, 2020.

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

For the three months ended March 31, 2019
(unaudited)	(in millions)
Total revenues	$788
Operating income	146
Net income	102

Dispositions

During the three months ended March 31, 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $63 million on these hotels, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

During the three months ended March 31, 2019, we sold the Pointe Hilton Squaw Peak Resort and our interests in the entities that own the Hilton Nuremberg hotel for total gross proceeds of $69 million and recognized a gain, net of selling costs of $31 million on these hotels which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive income.

Note 4: Property and Equipment

Property and equipment were:

	March 31, 2020	December 31, 2019(1)
	(in millions)
Land	$3,426	$3,512
Buildings and leasehold improvements	6,911	6,978
Furniture and equipment	1,062	1,059
Construction-in-progress	99	134
	11,498	11,683
Accumulated depreciation and amortization	(2,115)	(2,089)
	$9,383	$9,594

(1)	Excludes $62 million of property and equipment, net, classified as held for sale as of December 31, 2019.

Depreciation of property and equipment was $74 million and $62 million, respectively, during the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, we recognized $88 million of impairment losses, primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19. Refer to Note 8: “Fair Value Measurements” for additional information.

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

	March 31, 2020	December 31, 2019
	(in millions)
Property and equipment, net	$221	$221
Cash and cash equivalents	10	13
Restricted cash	1	1
Accounts receivable, net	3	5
Prepaid expenses	2	2
Debt	207	207
Accounts payable and accrued expenses	8	8
Due to hotel manager	1	2
Other liabilities	2	2

During the three months ended March 31, 2020 and 2019, we did not provide any financial or other support to these VIEs that we were not previously contractually required to provide.

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2020	December 31, 2019
		(in millions)
Hilton San Diego Bayfront	25%	$16	$18
All others (6 hotels)	20% - 50%	14	17
		$30	$35

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million  as of March 31, 2020 and December 31, 2019. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill

Hilton allocated goodwill to us as part of the acquisition of Hilton by Blackstone in 2007. We typically evaluate the carrying value of our goodwill annually. However, due to the effects of COVID-19, including (i) the significant decline in our common stock price, (ii) negative operating cash flows in the first quarter of 2020, (iii) the suspension of operations at certain of our hotels, and (iv) significant declines in occupancy and demand, we assessed goodwill during the interim period. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million. Refer to Note 8: “Fair Value Measurements” for additional information.

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2019	$2,709	$(2,102)	$607
Impairment loss	—	(607)	(607)
Balance as of March 31, 2020	$2,709	$(2,709)	$—

Note 7: Debt

Debt balances and associated interest rates as of March 31, 2020 were:

			Principal balance as of
	Interest Rate at March 31, 2020	Maturity Date	March 31, 2020	December 31, 2019
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.22%	2020 to 2026(2)	513	515
2016 Term Loan(3)	L + 1.55%	December 2021	700	700
2019 Term Facility	L + 1.50%	September 2024	670	670
Revolver	L + 1.60%	December 2021(2)	1,000	—
Finance lease obligations	3.07%	2021 to 2022	1	1
			4,884	3,886
Add: unamortized premium			3	3
Less: unamortized deferred financing costs and discount			(17)	(18)
			$4,870	$3,871

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option. The only 2020 debt maturity is the $12 million Doubletree Spokane JV mortgage loan which matures in October.
(3)	The 2016 Term Loan was entered into in December 2016, with a maturity date of December 2021.

CMBS and Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of March 31, 2020 and December 31, 2019, our condensed consolidated balance sheets included $12 million and $13 million of restricted cash, respectively, related to our CMBS loans and mortgage loans.

Credit Facilities

2019 Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and PK Domestic entered into a delayed draw term loan agreement (the “2019 Term Facility”). In September 2019, the 2019 Term Facility was fully drawn to fund the Merger, which was partially repaid in December 2019. To hedge the interest rate risk on a portion of the 2019 Term Facility, we assumed an interest rate swap from Chesapeake in connection with the Merger, which is designated as a cash flow hedge. The interest rate swap requires us to pay fixed interest of 1.86% per annum maturing on April 21, 2022 on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR.

Revolver

In March 2020, we fully drew on our $1 billion Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in connection with the economic effect of COVID-19.

In May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we have amended our facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendment also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2020 were:

Year	(in millions)
2020	$19
2021	1,709
2022	97
2023	827
2024	676
Thereafter(1)	1,556
$4,884

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$681	$725	$740
HHV CMBS Loan	3	1,275	1,121	1,275	1,316
2016 Term Loan	3	700	630	700	698
2019 Term Facility	3	670	610	670	667
Revolver	3	1,000	1,000	—	—
Mortgage loans	3	514	461	516	516

During the three months ended March 31, 2020, we recognized impairment losses for goodwill and for certain assets resulting from a significant decline in market value of those assets. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	March 31, 2020
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$24	$88
Goodwill(2)	—	607
Total	$24	$695

(1)

Fair value of our property and equipment as of March 31, 2020 was measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with an estimated stabilized growth rate of 3%, a discounted cash flow term between 1.7 to 10 years, terminal capitalization rate ranging from 7.25% to 7.75%, and discount rates ranging from 9.5% to 12.5%. The discount and terminal capitalization rates used for the fair value of the assets reflected the risk profile of the markets where these properties are located.

(2)

Fair value of our consolidated and unconsolidated hotel reporting units was measured using significant unobservable inputs (Level 3) for three months ended March 31, 2020, which included discounted cash flows, terminal capitalization rates, and discount rates.

Note 9: Income Taxes

We are treated as a REIT for U.S. federal income tax purposes, and we have been organized and operated, and expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off.

We will be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on January 4, 2017) during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (P.L. 116-136) that was signed into law by President Trump on March 27, 2020 includes several tax provisions that may impact us and our subsidiaries.  These changes include:

•	the ability for our TRSs to carry back net operating losses (“NOLs”) arising in 2020 to all of its post spin-off taxable years preceding the taxable year of the loss;

•

an increase of the business interest limitation under section 163(j) from 30 percent to 50 percent of adjusted taxable income for taxable years beginning in 2019 and 2020 and addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation;

•

a “technical correction” amending section 168(e)(3)(E) to add “qualified improvement property” to “15-year property” and assigning a class life of 20-years under section 168(g)(3)(B) to qualified improvement property under section 168(e)(3)(E)(vii), and

•

the elimination of the taxable income limit for NOLs for all taxable years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends paid deduction).

During the three months ended March 31, 2020, we recognized $10 million of income tax expense, which is comprised of $12 million of built-in gains tax expense from assets sold during the period and $14 million of non-U.S. income tax expense on the gain from the entity sold during the period, partially offset by a TRS income tax benefit of $17 million from utilizing the NOL carryback provisions of the CARES Act.  During the three months ended March 31, 2019, we recognized $7 million of income tax expense.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2020, 4,490,773 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of March 31, 2020, 276,521 shares of common stock remain available for future issuance. For the three months ended March 31, 2020 and 2019, we recognized $2 million and $4 million of share-based compensation expense, respectively. As of March 31, 2020, unrecognized compensation expense was $28 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair values of shares vested during the three months ended March 31, 2020 and 2019 were $17 million and $15 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	557,245	29.10
Granted	468,468	22.59
Vested	(238,773)	26.41
Forfeited	(57,361)	29.23
Unvested at March 31, 2020	729,579	$25.79

Performance Stock Units

Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period and are subject to the achievement of a market condition based on a measure of our total shareholder return relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing measure.

Additionally, in February 2020, we granted special awards with a one-year performance period that are subject to the achievement of a total shareholder return similar to the three-year awards, and, in addition, are subject to the achievement of a performance condition for certain cost synergies associated with the Merger. The number of PSUs that may become vested are zero if neither goal is achieved, 100% if one performance goal is achieved and 200% if both goals are achieved.

The following table provides a summary of PSUs for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	574,797	32.82
Granted	605,535	24.93
Vested	(456,121)	32.39
Forfeited	(52,114)	33.14
Unvested at March 31, 2020	672,097	$25.98

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	22.0% - 23.0%
Dividend yield(2)	—
Risk-free rate	1.2% - 1.5%
Expected term	1 - 3 years

(1)	The weighted average expected volatility was 22.5%.
(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

As of March 31, 2020, the achievement of the performance condition associated with the special one-year awards was not probable and thus no compensation expense was recognized for the three months ended March 31, 2020.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2020	2019
	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(688)	$96
Earnings allocated to participating securities	—	—
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(688)	$96
Denominator:
Weighted average shares outstanding – basic	238	201
Unvested restricted shares	—	1
Weighted average shares outstanding – diluted	238	202

(Loss) earnings per share - Basic	$(2.89)	$0.48
(Loss) earnings per share - Diluted	$(2.89)	$0.48

(1)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2020 and 2019 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of March 31, 2020, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses;
•	Impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues:
Total consolidated hotel revenue	$580	$641
Other revenues	19	18
Total revenues	$599	$659

Hotel Adjusted EBITDA	$91	$181
Other revenues	19	18
Depreciation and amortization expense	(75)	(62)
Corporate general and administrative expense	(16)	(17)
Casualty gain and impairment loss, net	(694)	—
Other operating expenses	(21)	(20)
Gain on sales of assets, net	62	31
Interest income	1	1
Interest expense	(40)	(32)
Equity in (losses) earnings from investments in affiliates	(1)	5
Loss on foreign currency transactions	(2)	—
Income tax expense	(10)	(7)
Other gain, net	—	1
Other items	(3)	(2)
Net (loss) income	$(689)	$97

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	March 31, 2020	December 31, 2019
	(in millions)
Consolidated hotels	$11,228	$11,236
All other	49	54
Total	$11,277	$11,290

Note 13: Commitments and Contingencies

As of March 31, 2020, we had outstanding commitments under third-party contracts of approximately $47 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process.  We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $7 million related to ongoing claims as of March 31, 2020 with respect to an audit by the Australian Tax Office (“ATO”) related to the sale of the Hilton Sydney in June 2015. This amount could change as more information becomes available about the progress of Hilton’s defense against the ATO’s claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition and that of our hotel management companies, and measures (including through potential alternative sources of revenue) being taken in response to, COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of COVID-19 on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. The extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 60 hotels, consisting of premium-branded hotels and resorts with over 33,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Recent Events

COVID-19 Effect on Our Business

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the lodging industry and our company.  We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our company.  The effects of COVID-19, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing”, have had and continue to have a significant adverse effect on the hospitality industry, including our business, and have contributed to a significant decrease in business and consumer spending, with a particularly dramatic effect on travel and hospitality spending. Travel restrictions and mandated closings of non-essential businesses, which have resulted in temporary suspensions of operations at a majority of our hotels, and significantly reduced capacity at the remainder, along with temporary closings of other restaurants and hotels across entire regions have severely reduced overall lodging demand.

Since the beginning of March, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. Changes in our monthly pro-forma metrics, which excludes results from property dispositions and includes results from property acquisitions, for the first quarter of 2020 as compared to the same period in 2019 are as follows:

	Pro-forma ADR	Pro-forma Occupancy	Pro-forma RevPAR
January	(1.0)%	1.6% pts	1.2%
February	(0.7)	0.9	0.4
March	(10.1)	(49.4)	(63.8)

We and our hotel managers have temporarily suspended operations at 38 of our hotels, some of which were mandated by state and local governments, as well as selected restaurants and other outlets within our hotels, and our remaining open hotels are operating under reduced capacity. As a result of these closures and consolidation of operations, rooms currently available are 15% of full capacity. We expect these effects to continue as there have been significant cancellations of existing reservations, including the vast majority of group business and events through May 2020 and significant reductions in new reservations through the end of the second quarter. We believe that the government restrictions and economic slowdown associated with COVID-19 will significantly affect our business. We believe demand will continue to be significantly reduced as a result of mandatory travel restrictions, “social distancing,” and cost-saving measures, as companies continue to reduce non-essential travel and as conferences and events continue to be cancelled and postponed. We do not expect a material improvement in our results until business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic improves and various government restrictions on travel and freedom of movement are lifted. Even after such restrictions are lifted and we are able to recommence operations at suspended hotels, there remains considerable uncertainty as to the time it will take to see travel and demand for lodging and travel-related experiences increase and the long-term impacts on consumer attitudes to travel. Our portfolio also has significant exposure to areas particularly affected by the COVID-19 pandemic, both as a result of the number of actual cases, like New York and Chicago, and by early adoption of shelter-in-place measures, like San Francisco. In addition, due to the effects of COVID-19, during the three months ended March 31, 2020, we recognized $607 million of impairment losses for goodwill and $88 million of impairment losses related to certain of our assets resulting from a significant decline in market value of those assets. Further, economic uncertainty generally will make it more difficult to execute on our external growth strategy. These factors lead us to believe that our operating results for at least the second and third quarters of 2020 will be more adversely affected by COVID-19 than our results for the quarter ended March 31, 2020.

We and our hotel managers have taken various actions to mitigate the effect on our business including cost saving initiatives to reduce costs at our hotels. In addition to temporarily suspending operations at 38 of our 60 hotels, we have deferred approximately $150 million of the $200 million in capital expenditures previously budgeted for 2020, reducing expected 2020 capital spending to approximately $50 million, and suspended dividend payments following the payment of the first quarter 2020 dividend, which was paid on April 15, 2020. Our remaining hotels are expected to remain open under reduced operations so long as incremental savings are achieved, but the operating results of these remaining hotels, including RevPAR and occupancy, have been, and we expect will continue to be, significantly and adversely affected by COVID-19. We continue to proactively pursue alternative sources of revenue from applicable government authorities and hospitals, such as providing temporary lodging for first responders, other medical personnel, military personnel, displaced guests and residents of communities where Park’s hotels are located. Additionally, during the first quarter of 2020, we fully drew our $1 billion revolving credit facility (the “Revolver”) as a precautionary measure to increase liquidity and preserve financial flexibility in light of the current uncertainty resulting from COVID-19.

In addition, the operating environment for us and our hotel managers could remain challenging if an economic recession extends beyond the lifting of government restrictions and reopening of our hotels. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand, and we expect these factors to see significant deterioration in 2020, although the exact amount or duration of any such deterioration or the magnitude of any economic recession is unknown at this time.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic slowdown, to be dictated by, among other things, its duration, the success of efforts to contain it and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions. For instance, recent government action to provide substantial financial support to affected industries could provide helpful assistance to the travel and hospitality industry, including our operators. However, we cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities begin to develop strategies to lift quarantines, "shelter in place" orders or other similar restrictions, the timing and approach is likely to differ in different locations. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2020. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see Part II – Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Dispositions

In February 2020, we sold our interests in the entity that owns the Hilton São Paulo Morumbi and the Embassy Suites Washington DC Georgetown for gross proceeds of $208 million. Refer to Note 3: “Acquisitions and Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Key Business Metrics Used by Management

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for rooms increases or decreases.

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

Revenue per Available Room

RevPAR represents rooms revenue divided by the total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a comparable basis and references to RevPAR and ADR are presented on a currency neutral basis (prior periods are reflected using current period exchange rates), unless otherwise noted.

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from acquisitions, dispositions and other factors to our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.  Change from other factors primarily relates to the effects of COVID-19.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Gains or losses on foreign currency transactions;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses;
•	Impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net (loss) income	$(689)	$97
Depreciation and amortization expense	75	62
Interest income	(1)	(1)
Interest expense	40	32
Income tax expense	10	7
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	5	5
EBITDA	(560)	202
Gain on sales of assets, net	(62)	(31)
Loss on foreign currency transactions	2	—
Severance expense	2	1
Share-based compensation expense	2	4
Impairment loss and casualty gain, net	694	—
Other items	4	—
Adjusted EBITDA	82	176
Less: Adjusted EBITDA from investments in affiliates	(4)	(10)
Add: All other(1)	13	15
Hotel Adjusted EBITDA	$91	$181

(1)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

(unaudited, in millions, except per share data)	Three Months Ended March 31,
	2020	2019
Net (loss) income attributable to stockholders	$(688)	$96
Depreciation and amortization expense	75	62
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	(62)	(31)
Impairment loss	695	—
Equity investment adjustments:
Equity in losses (earnings) from investments in affiliates	1	(5)
Pro rata FFO of investments in affiliates	1	9
Nareit FFO attributable to stockholders	21	130
Loss on foreign currency transactions	2	—
Severance expense	2	1
Share-based compensation expense	2	4
Other items(1)	30	1
Adjusted FFO attributable to stockholders	$57	$136
Nareit FFO per share - Diluted(2)	$0.09	$0.65
Adjusted FFO per share - Diluted(2)	$0.24	$0.67

(1)	For the three months ended March 31, 2020, includes $26 million of tax expense on hotels sold during the period.
(2)	Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•

Property Acquisitions: On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”). As a result of the Merger, we acquired 18 hotels, two of which were disposed of in December 2019. The results of operations of these hotels for the three months ended March 31, 2019 are not included in our consolidated results.

•

Property Dispositions: Since January 1, 2019, we disposed of 8 consolidated hotels excluding the 2 hotels acquired in the Merger that were subsequently sold. As a result of these dispositions, our revenues and operating expenses decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The results of operations during our period of ownership of these hotels are included in our consolidated results.

•

COVID-19: Beginning in March 2020, we experienced a significant decline in occupancy and RevPAR due to COVID-19. The economic recession resulting from the spread of COVID-19 has and is expected to significantly affect our business. Certain of our hotels have temporarily suspended all operations, while our other hotels are operating in a limited capacity. Consequently, the results of our portfolio during the three months ended March 31, 2020 will not be comparable to the same period in 2019.

Hotel Revenues and Operating Expenses

	Three months ended March 31,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$362	$403	$(41)	$66	$(20)	$(87)
Food and beverage revenue	161	183	(22)	17	(7)	(32)
Ancillary hotel revenue	57	55	2	8	(2)	(4)
Rooms expense	112	107	5	19	(4)	(10)
Food and beverage expense	123	124	(1)	15	(4)	(12)
Other departmental and support expense(2)	172	149	23	29	(9)	3
Other property-level expense	60	49	11	10	(2)	3
Management fees expense	25	33	(8)	2	(1)	(9)

(1)	Change from other factors primarily relates to the effects of COVID-19.
(2)

The net increase in other departmental and support expense of $3 million from other factors includes $13 million of furlough costs for employees at certain of our hotels, which is offset by a decrease from the other effects of COVID-19.

Other Revenue and Operating Expenses

Other Revenue

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Laundry revenue	$2	$3	(33.3)%
Support service revenue	17	15	13.3
Total other revenue	$19	$18	5.6%

Other Expense

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Laundry expense	$4	$5	(20.0)%
Support services expense	17	15	13.3
Total other expense	$21	$20	5.0%

Corporate general and administrative

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
General and administrative expenses	$12	$12	—%
Share-based compensation expense	2	4	(50.0)
Severance expense	2	1	100.0
Total corporate general and administrative	$16	$17	(5.9)%

Impairment loss and casualty gain, net

During the three months ended March 31, 2020, we recognized a net loss of $694 million primarily as a result of $607 million of impairment losses related to our goodwill and $88 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19.

Gain on sales of assets, net

During the three months ended March 31, 2020, we recognized a net gain of $62 million primarily as a result of the $63 million gain recognized on the sale of two of our consolidated hotels. Refer to Note 3: “Acquisitions and Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the three months ended March 31, 2019, we recognized a gain of $31 million, as a result of the sale of two of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%
Mortgage Loans	5	2	150.0
2016 Term Loan(2)	6	7	(14.3)
2019 Term Facility(3)	6	—	100.0
Revolver	1	—	100.0
Other	1	2	(50.0)
Total interest expense	$40	$32	25.0%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	The 2016 Term Loan was entered into in December 2016, with a maturity date of December 2021.
(3)

In August 2019, the Company, Park Intermediate Holdings LLC and PK Domestic entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing a $950 million unsecured delayed draw term loan facility (the “2019 Term Facility”), with the $850 million, five-year delayed draw term loan tranche fully drawn on September 18, 2019 to fund the Merger.  The $100 million, two-year delayed draw term loan tranche was unfunded and the commitments thereunder terminated on September 18, 2019. On December 31, 2019, we prepaid $180 million of the 2019 Term Facility.

Interest expense increased as a result of $310 million in mortgage loans assumed in connection with the Merger, borrowings under the 2019 Term Facility to fund the Merger and the $1 billion drawn under the Revolver in March 2020.

Income tax expense

	Three Months Ended March 31,
	2020	2019	Percent Change
	(in millions)
Income tax expense	$10	$7	42.9%

Income tax expense for the three months ended March 31, 2020 includes $12 million of built-in gains tax from assets sold during the period and $14 million of non-U.S. income tax expense on the gain from the entity sold during the period, partially offset by a TRS income tax benefit of $17 million from utilizing the NOL carryback provisions of the CARES Act. During the three months ended March 31, 2019, we recognized $7 million of income tax expense, which includes $1 million of tax recognized on the gain from assets sold during the period.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2020, we had total cash and cash equivalents of approximately $1.3 billion and $38 million of restricted cash. On April 15, 2020, $105 million of such amount was paid to stockholders in connection with our first quarter 2020 dividend. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19 including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events–COVID-19 Effect on Our Business”, we expect our cash flow from operations to be significantly lower than in the past. We have taken several steps to preserve capital and increase liquidity, including fully drawing $1 billion from our Revolver, suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including: temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and deferrals of approximately $150 million of the $200 million in capital expenditures budgeted for 2020. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

While operations have been suspended at most of our hotels, and significantly reduced at the remaining hotels, the duration and extent of the effects of COVID-19 are unknown at this time.  Assuming that our hotel suspensions of operations expand such that hotel operations are suspended at all 60 of our hotels (including restaurants and other business and outlets) and room and other revenues were also zero between the months of May and December of 2020, we currently estimate that our average monthly cash burn for the period would be approximately $70 million, of which $50 million consists of the estimated average monthly hotel funding for hotel expenses and $20 million consists of the estimated average monthly corporate level expenses. The estimated hotel-level cash burn rate approximates working capital funding needs and includes hotel fixed costs at each of our hotels while activities are suspended.  The estimated corporate-level cash burn consists primarily of principal and interest payments on outstanding debt and corporate general and administrative expenses, such as salary, wages and benefits.  This estimate does not take into account any possible alternative sources of revenue that may arise or any hotel property dispositions for the remainder of the year or payment of cash dividends or other distributions not already declared and paid in 2020, if any.  The estimated cash burn amount has not been reduced by any amount available to us under existing or future debt facilities, or proceeds from issuance of any additional debt, equity or equity-linked securities.  We currently believe, as a result of the above-mentioned cost-reduction efforts and the overall strength of our balance sheet, based on the estimated cash burn rates described above, we would expect to have sufficient liquidity to withstand the suspension of operations at all our hotels for the next 17 months.

With $1 billion from our Revolver borrowing and the proceeds from the sales of two consolidated hotels during the first quarter of 2020, we currently believe we have sufficient liquidity to pay our 2020 debt maturities and fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry begins to recover. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us.  However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Additionally, we were in compliance with our debt covenants under our credit and term loan facilities as of March 31, 2020. However, in order to maintain compliance under our credit and term loan facilities in future quarters, we have amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendment also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels (to the extent not deferred for 2020), corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions. In the near term, the impact of COVID-19 on the global economy, including any sustained decline in our performance, may make it more difficult or costly for us to raise debt or equity capital to fund long-term liquidity requirements.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred. As a result of COVID-19, our hotel managers have temporarily delayed contributions to the FF&E reserve accounts and in addition, have allowed our hotels to utilize, as needed, their FF&E reserve for operating expenses at the respective hotels, as long as the hotels remain in compliance with their lenders.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Merger with Chesapeake

On September 18, 2019, the Merger was completed pursuant to the terms and subject to the conditions set forth in the Merger Agreement, and Chesapeake merged with and into Merger Sub. Each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share, was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of common stock were issued in the Merger. The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash. In August 2019, we entered into the 2019 Term Facility, which provided a $950 million Term Facility, with the $850 million, five-year delayed draw term loan tranche under the 2019 Term Facility fully drawn on September 18, 2019 to fund the Merger. The $100 million, two-year delayed draw term loan tranche under the 2019 Term Facility was not funded and the commitments thereunder terminated on September 18, 2019. In December 2019, we prepaid $180 million of the 2019 Term Facility. Refer to Note 1: “Organization and Recent Events” and Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. As of March 31, 2020, approximately $234 million remained available for stock repurchases. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. In addition, our credit facility and term loan amendments impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	March 31,
	2020	2019	Percent Change
	(in millions)
Net cash (used in) provided by operating activities	$(13)	$72	NM(1)
Net cash provided by investing activities	180	2	NM(1)
Net cash provided by (used in) financing activities	789	(209)	NM(1)

(3)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $85 million decrease in net cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decrease in cash from operations related to the effects of COVID-19 coupled with an increase in cash from interest paid of $7 million, partially offset by an increase in cash from the hotels acquired in the Merger.

Investing Activities

The $180 million in net cash provided by investing activities for the three months ended March 31, 2020 was primarily attributable to $205 million in net proceeds received from the sale of hotels, partially offset by $26 million in capital expenditures.

The $2 million in net cash provided by investing activities for the three months ended March 31, 2019 was primarily attributable to the $65 million in net proceeds received from the sale of hotels, partially offset by $64 million used for capital expenditures for property and equipment at our hotels.

Financing Activities

The $789 million in net cash provided by financing activities for the three months ended March 31, 2020 is primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, partially offset by $136 million in dividends paid and the repurchase of 4.5 million shares of our common stock for $66 million.

The $209 million in net cash used in financing activities for the three months ended March 31, 2019 is primarily attributable to $201 million in dividends paid.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter dividend, we have suspended our quarterly dividend until such time that our Board of Directors determines our year-end dividend, if any.

We declared the following dividends to holders of our common stock during 2020:

Record Date	Payment Date	Dividend per Share
March 31, 2020	April 15, 2020	$0.45

Debt

As of March 31, 2020, our total indebtedness was approximately $4.9 billion, including $1 billion of borrowings from our Revolver as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2020 included construction contract commitments of approximately $47 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. As a liquidity preservation initiative to mitigate the effects of COVID-19, we have deferred approximately $150 million of the originally budgeted $200 million of capital expenditures for 2020. None of these deferred expenditures will affect the ability of the hotels to quickly resume operations once normal travel patterns return. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

Other than the additional risk factors below related to COVID-19, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to COVID-19

The current outbreak of the novel coronavirus and the disease it causes (“COVID-19”) have significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has had, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, border closures, and restricting travel and large gatherings. We have been and expect to continue to be negatively affected by additional governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Center for Disease Control and Prevention and the World Health Organization. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

COVID-19 has disrupted and has had a significant adverse effect on, and will continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio, and by March 31, 2020, we had temporarily suspended operations at 38 of our 60 properties. The remainder of our properties are currently operating at significantly reduced levels. However, we may need or elect to temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. Additionally, the vast majority of our group business through May of 2020 has now been canceled and we are seeing a significant reduction in new reservations through the end of the second quarter. It is not currently known when the suspended operations at our hotel properties will resume at any level, or if we will need to suspend operations at additional hotel properties.

Additional factors that would negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•

sustained negative consumer or business sentiment, economic metrics (including unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, including beyond the end of the COVID-19 pandemic and the lifting of travel restrictions and advisories, which could further adversely impact demand for lodging;

•	an expansion of the number of postponed and cancelled conferences and similar events;
•	our inability to reopen our hotels in a timely manner, or our inability to attract customers to our hotels when we are able to reopen;

•

our growth strategy could be negatively impacted by the COVID-19 pandemic, including limiting opportunities to acquire new properties, and we may be required to dispose of properties to meet liquidity needs;

•

increased costs to maintain hotels, including hotels whose operations are suspended, and increased sanitation and hygiene requirements, social distancing and other mitigation measures at hotels that continue to operate or that begin operating again;

•

the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties and guest experience at our properties;

•

our estimated cash burn rates are subject to numerous risks and uncertainties, including uncertainties related to hotel working capital needs as well as the terms of any financing available to us. Accordingly, it is possible that our monthly cash burn rate could be significantly higher than the levels we currently anticipate, which could mean we do not have sufficient liquidity to withstand the suspension of our operations for the remainder of 2020;

•	reduction or elimination of quarterly dividends;
•	significant non-cash impairment charges due to adverse effects on our properties from reduced travel demand;
•	our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;
•	continued volatility of our stock price;
•	our dependence on our hotel managers, who are facing similar challenges from the COVID-19 pandemic;
•	disruptions in our supply chains, which may impact our hotels that are still operating;
•	fluctuations in regional and local economies;
•

the continued service and availability of personnel, including our senior leadership team and key field personnel, such as general managers, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
•	benefits of recent government action to provide financial support to affected industries, including the travel and hospitality industry, may not be available to us or our operators.

Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, historical data regarding our business, properties, results of operations, financial condition and liquidity prior to the first quarter of 2020 does not reflect the impact of the COVID-19 pandemic and related containment measures, and therefore comparability of our results between periods may be limited.

The significance, extent and duration of the impacts caused by the COVID-19 outbreak on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration (including the extent of any resurgences in the future), transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the timing of and manner in which containment efforts are reduced or lifted, the timing and ability of vaccinations and other treatments to combat COVID-19, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current containment measures are reduced or lifted.  As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal, pre-COVID-19 level operations. Nevertheless, COVID-19 presents material uncertainty and risk with respect to our business, financial performance and condition, operating results and cash flows.

The spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration, which may impact our liquidity and access to capital.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

In addition, the terms of future debt agreements could include more restrictive covenants or require incremental collateral, which may restrict our business operations or make such debt unavailable due to our covenant restrictions then in effect. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations.

While we have taken several steps to preserve capital and increase liquidity as described under “Liquidity and Capital Resources,” our short-term liquidity needs are still significant, including funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel managers for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels (to the extent not deferred for 2020) and corporate general and administrative expenses.  Additionally, many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues due to COVID-19 may have a greater adverse effect on our net cash flow, margins and profits. We may take actions in the near term to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us.  However, there can be no assurance as to the timing of any such issuance or that any such additional financing will be completed on favorable terms, or at all, due to the impact of COVID-19 on the global economy and our business as described above.

Additionally, a prolonged economic recession, including lower GDP growth, corporate earnings, consumer confidence and employment rates, could result in significantly below-average lodging demand by both group and transient travelers that continues beyond the lifting of travel and other government restrictions and after the COVID-19 pandemic has largely subsided. There can also be no guarantee that the demand for lodging, and consumer confidence in travel generally, will recover as quickly as other industries. All of the above factors could materially negatively impact our business, financial performance and condition, operating results and cash flows.

The significant adverse effect that the COVID-19 pandemic has had on the hospitality industry is likely to cause impairment in our long-lived assets.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having an unprecedented adverse impact on the hospitality industry. As a result, during the three months ended March 31, 2020, we recognized $607 million of impairment losses for goodwill and $88 million of impairment losses related to certain of our assets resulting from a significant decline in market value of those assets. We can provide no assurance that a further material impairment loss of assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our business.  Further impairment losses could have a material adverse effect on our financial condition and operating results and our ability to secure financing.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

Our Board of Directors previously approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. In addition, our credit facility and term loan amendments impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

During the three months ended March 31, 2020, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)
January 1, 2020 through January 31, 2020	9,248	$22.99	—	$300
February 1, 2020 through February 29, 2020	75,032	$23.57	—	$300
March 1, 2020 through March 31, 2020	4,557,446	$14.48	4,550,882	$234
	4,641,726		4,550,882

(1)

The number of shares purchased represents shares of common stock repurchased under the previously announced stock repurchase program as well as shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

(2)

The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.

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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).

10.1	Form of CEO Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 26, 2020).

10.2	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).

10.3	Form of Executive Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 26, 2020).

10.4	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020).

10.5

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2020).

10.6

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2020).

10.7*	Separation Agreement and Release, by and between Matthew A. Sparks and Park Hotels & Resorts Inc.

11.1	Computation of Per Share Earnings from Operations (included in the notes to the unaudited financial statements contained in this Report).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: May 11, 2020	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)