Form 10-Q
period 2020-06-30
Park Hotels & Resorts Inc.
filed 2020-08-06
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of common stock outstanding on July 31, 2020 was 235,604,666.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,323	$9,594
Assets held for sale, net	—	71
Investments in affiliates	23	35
Goodwill	—	607
Intangibles, net	45	46
Cash and cash equivalents	1,274	346
Restricted cash	35	40
Accounts receivable, net of allowance for doubtful accounts of $7 and $2	31	180
Prepaid expenses	43	83
Other assets	46	40
Operating lease right-of-use assets	239	248
TOTAL ASSETS (variable interest entities - $231 and $242)	$11,059	$11,290
LIABILITIES AND EQUITY
Liabilities
Debt	$5,118	$3,871
Accounts payable and accrued expenses	129	217
Due to hotel managers	74	159
Deferred income tax liabilities	36	50
Other liabilities	123	282
Operating lease liabilities	253	260
Total liabilities (variable interest entities - $215 and $219)	5,733	4,839
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 235,900,906 shares issued and 235,604,979 shares outstanding as of June 30, 2020 and 239,589,639 shares issued and 239,386,877 shares outstanding as of December 31, 2019	2	2
Additional paid-in capital	4,508	4,575
Retained earnings	871	1,922
Accumulated other comprehensive loss	(6)	(3)
Total stockholders' equity	5,375	6,496
Noncontrolling interests	(49)	(45)
Total equity	5,326	6,451
TOTAL LIABILITIES AND EQUITY	$11,059	$11,290

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rooms	$21	$434	$383	$837
Food and beverage	3	195	164	378
Ancillary hotel	15	55	72	110
Other	3	19	22	37
Total revenues	42	703	641	1,362

Operating expenses
Rooms	20	113	132	220
Food and beverage	14	130	137	254
Other departmental and support	60	151	232	300
Other property-level	56	49	116	98
Management fees	—	36	25	69
Impairment loss and casualty gain, net	—	—	694	—
Depreciation and amortization	75	61	150	123
Corporate general and administrative	14	22	30	39
Other	4	18	25	38
Total expenses	243	580	1,541	1,141

Gain (loss) on sales of assets, net	1	(12)	63	19

Operating (loss) income	(200)	111	(837)	240

Interest income	1	2	2	3
Interest expense	(50)	(33)	(90)	(65)
Equity in (losses) earnings from investments in affiliates	(8)	10	(9)	15
Other loss, net	(1)	(1)	(3)	—

(Loss) income before income taxes	(258)	89	(937)	193
Income tax expense	(3)	(5)	(13)	(12)
Net (loss) income	(261)	84	(950)	$181
Net loss (income) attributable to noncontrolling interests	2	(2)	3	(3)
Net (loss) income attributable to stockholders	$(259)	$82	$(947)	$178

Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $0	(1)	1	(3)	1
Total other comprehensive (loss) income	(1)	1	(3)	1

Comprehensive (loss) income	(262)	85	(953)	182
Comprehensive loss (income) attributable to noncontrolling interests	2	(2)	3	(3)
Comprehensive (loss) income attributable to stockholders	$(260)	$83	$(950)	$179

(Loss) Earnings per share:
(Loss) earnings per share - Basic	$(1.10)	$0.40	$(4.01)	$0.88
(Loss) earnings per share - Diluted	$(1.10)	$0.40	$(4.01)	$0.88

Weighted average shares outstanding - Basic	235	201	236	201
Weighted average shares outstanding - Diluted	235	202	236	202

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net (loss) income	$(950)	$181
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	150	123
Gain on sales of assets, net	(63)	(19)
Impairment loss and casualty gain, net	694	—
Equity in loss (earnings) from investments in affiliates	9	(15)
Other loss, net	3	—
Share-based compensation expense	6	8
Amortization of deferred financing costs	3	2
Distributions from unconsolidated affiliates	5	13
Deferred income taxes	2	—
Changes in operating assets and liabilities	(17)	(49)
Net cash (used in) provided by operating activities	(158)	244
Investing Activities:
Capital expenditures for property and equipment	(56)	(120)
Proceeds from asset dispositions, net	207	229
Contributions to unconsolidated affiliates	(2)	—
Insurance proceeds for property damage claims	1	2
Net cash provided by investing activities	150	111
Financing Activities:
Borrowings on Revolver	1,000	—
Repayments of Revolver	(319)	—
Proceeds from issuance of Senior Secured Notes	652	—
Repayment of 2016 Term Loan	(69)	—
Repayment of mortgage debt	(4)	—
Debt issuance costs	(15)	—
Dividends paid	(241)	(291)
Distributions to noncontrolling interests, net	(1)	(3)
Tax withholdings on share-based compensation	(6)	(6)
Repurchase of common stock	(66)	—
Net cash provided by (used in) financing activities	931	(300)
Net increase in cash and cash equivalents and restricted cash	923	55
Cash and cash equivalents and restricted cash, beginning of period	386	425
Cash and cash equivalents and restricted cash, end of period	$1,309	$480

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$—	$90

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	2	4,504	1,129	(5)	(47)	5,583
Share-based compensation, net	1	—	4	1	—	—	5
Net loss	—	—	—	(259)	—	(2)	(261)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	236	$2	$4,508	$871	$(6)	$(49)	$5,326

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of March 31, 2019	201	2	3,588	2,044	(6)	(48)	5,580
Share-based compensation, net	1	—	3	—	—	—	3
Net income	—	—	—	82	—	2	84
Other comprehensive income	—	—	—	—	1	—	1
Dividends and dividend equivalents(1)	—	—	—	(92)	—	—	(92)
Balance as of June 30, 2019	202	$2	$3,591	$2,034	$(5)	$(46)	$5,576

(1)	Dividends declared per common share were $0.45 for the three months ended March 31, 2020, March 31, 2019 and June 30, 2019, respectively.

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

Recent Events

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the hospitality industry and our business.  The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand.  Since the beginning of March, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. We expect that COVID-19 will continue to negatively affect our operating results for at least the remainder of 2020, as well as the debt and equity capital markets, which in the near-term could make obtaining financing or refinancing debt obligations more challenging.

During the first quarter of 2020, we and our hotel managers took various actions to mitigate the effects of COVID-19, including temporarily suspending operations at 38 of our 60 hotels, limiting capacity at our hotels that remained open, deferring approximately $150 million of capital expenditures planned for 2020, suspending our dividend after the first quarter of 2020, and as a precautionary measure to increase liquidity and preserve financial flexibility, fully drawing our $1 billion revolving credit facility (“Revolver”). We have since commenced a phased reopening of 20 of our hotels as restrictions are removed and demand returns. The timing of fully reopening these and the remainder of our hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand. Additionally, in May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendments also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions. We expect to be in compliance with financial covenants for the quarter ended June 30, 2021 (the first quarter for which compliance is required following the amendments). If we are unable to comply with such covenants for the quarter ended June 30, 2021, we intend to negotiate with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance as we did with the previous amendments.

In May 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”), an indirect, wholly-owned subsidiary of the Company, issued an aggregate of $650 million of senior secured notes due 2025 (“Senior Secured Notes”). We set aside $350 million of the net proceeds for general corporate purposes, further increasing our liquidity, and used the remainder of the net proceeds to repay portions of our Revolver and the term loan we entered into in December 2016 (“2016 Term Loan”). We are committed to using our liquidity to support our hotels’ operations during the COVID-19 pandemic and subsequent recovery, while being focused on continuing to maintain and enhance our stockholders’ value.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019 have been reclassified to conform to the current period presentation.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” to provide optional expedients and exceptions for applying generally accepted accounting principles if certain criteria are met to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued.  The ASU is effective from March 12, 2020 through December 31, 2022 and did not have a material effect on our consolidated financial statements.

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

We preliminarily allocated the purchase price, consisting of $978 million of common stock issued and cash of $1,013 million as follows:

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

The following unaudited condensed pro-forma financial information presents the results of operations as if the Merger had taken place on January 1, 2019. The unaudited condensed pro-forma financial information is not necessarily indicative of what our actual results of operations would have been assuming the Merger had taken place on January 1, 2019, nor is it indicative of the results of operations for future periods. The unaudited condensed pro-forma financial information is as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(unaudited)	(in millions)
Total revenues	$854	$1,642
Operating income	145	291
Net income	106	208

Dispositions

During the six months ended June 30, 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $64 million on these hotels, which is included in gain (loss) on sales of assets, net in our condensed consolidated statements of comprehensive (loss) income. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

During the six months ended June 30, 2019, we sold our ownership interests in five consolidated hotels listed in the table below for total gross proceeds of $235 million and recognized a gain, net of selling costs, of $19 million on these hotels which is included in gain (loss) on sales of assets, net in our condensed consolidated statements of comprehensive (loss) income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019

(1)	Hotels were sold as a portfolio in the same transaction.

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2020	December 31, 2019(1)
	(in millions)
Land	$3,429	$3,512
Buildings and leasehold improvements	6,944	6,978
Furniture and equipment	1,092	1,059
Construction-in-progress	48	134
	11,513	11,683
Accumulated depreciation and amortization	(2,190)	(2,089)
	$9,323	$9,594

(1)	Excludes $62 million of property and equipment, net, classified as held for sale as of December 31, 2019.

Depreciation of property and equipment was $75 million and $60 million, respectively, during the three months ended June 30, 2020 and 2019, respectively, and $149 million and $122 million during the six months ended June 30, 2020 and 2019, respectively.

For the six months ended June 30, 2020, we recognized $88 million of impairment losses, primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19. Refer to Note 8: “Fair Value Measurements” for additional information.

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

	June 30, 2020	December 31, 2019
	(in millions)
Property and equipment, net	$220	$221
Cash and cash equivalents	7	13
Restricted cash	2	1
Accounts receivable, net	1	5
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	6	8
Due to hotel manager	—	2
Other liabilities	2	2

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2020	December 31, 2019
		(in millions)
Hilton San Diego Bayfront	25%	$13	$18
All others (6 hotels)	20% - 50%	10	17
		$23	$35

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of June 30, 2020 and December 31, 2019. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill

Hilton allocated goodwill to us recorded as part of the acquisition of Hilton by Blackstone in 2007. We typically evaluate the carrying value of our goodwill annually. However, due to the effects of COVID-19, including (i) the significant decline in our common stock price, (ii) negative operating cash flows in the first quarter of 2020, (iii) the suspension of operations at certain of our hotels, and (iv) significant declines in occupancy and demand, we assessed goodwill during the first quarter of 2020. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020. Refer to Note 8: “Fair Value Measurements” for additional information.

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2019	$2,709	$(2,102)	$607
Impairment loss	—	(607)	(607)
Balance as of June 30, 2020	$2,709	$(2,709)	$—

Note 7: Debt

Debt balances and associated interest rates as of June 30, 2020 were:

			Principal balance as of
	Interest Rate at June 30, 2020	Maturity Date	June 30, 2020	December 31, 2019
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.17%	2020 to 2026(2)	511	515
2016 Term Loan(3)(4)	L + 2.95%	December 2021	631	700
2019 Term Facility(4)	L + 2.65%	September 2024	670	670
Revolver(4)(5)	L + 3.00%	December 2021	681	—
Senior Secured Notes	7.50%	June 2025	650	—
Finance lease obligations	3.07%	2021 to 2022	1	1
			5,144	3,886
Add: unamortized premium			4	3
Less: unamortized deferred financing costs and discount			(30)	(18)
			$5,118	$3,871

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option. The only 2020 debt maturity is the $12 million Doubletree Spokane JV mortgage loan which matures in October.

(3)	In June 2020, we repaid $69 million of the 2016 Term Loan .
(4)	In May 2020, we amended our credit and term loan facilities which added a LIBOR floor of 25 basis points.
(5)	During the second quarter of 2020, we repaid $319 million of the Revolver.

CMBS and Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of June 30, 2020 and December 31, 2019, our condensed consolidated balance sheets included $7 million and $13 million of restricted cash, respectively, related to our CMBS loans and mortgage loans. During the second quarter of 2020, we amended certain mortgage loan agreements to defer interest or interest and principal payments for three to six months and temporarily suspend required cash reserves.

Credit Facilities

2019 Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and PK Domestic entered into a delayed draw term loan agreement (the “2019 Term Facility”). In September 2019, the 2019 Term Facility was fully drawn to fund the Merger and was partially repaid in December 2019. To hedge the interest rate risk on a portion of the 2019 Term Facility, we assumed an interest rate swap from Chesapeake in connection with the Merger, which is designated as a cash flow hedge. The interest rate swap requires us to pay fixed interest of 1.86% per annum maturing on April 21, 2022 on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR.

Revolver

In March 2020, we fully drew down our $1 billion Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in connection with the economic effect of COVID-19. During the second quarter of 2020, we repaid $319 million of the Revolver using $219 million of the proceeds from the issuance of the Senior Secured Notes and $100 million of existing cash.

In May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendments also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions. We capitalized approximately $6 million of fees related to these amendments during the three months ended June 30, 2020.

Senior Secured Notes

In May 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of Senior Secured Notes.  We set aside $219 million of the net proceeds to partially repay the Revolver, $69 million to partially repay the 2016 Term Loan and the remainder was used for general corporate purposes. The Senior Secured Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The Senior Secured Notes will mature on June 1, 2025. We capitalized $13 million of issuance costs during the three months ended June 30, 2020.

The Senior Secured Notes are guaranteed by us and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facilities and the guarantees are full and unconditional and joint and several. The Senior Secured Notes are secured, subject to permitted liens, by a first priority security interest in all of the capital stock of certain wholly-owned subsidiaries of certain of the guarantors and PK Domestic, which collateral also secures the obligations under our credit and term loan facilities on a first priority basis. The indenture governing the Senior Secured Notes contains customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that it believes is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100.0 million, plus 95% of our cumulative Funds From Operations (as defined in the indenture), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indenture requires our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

We may redeem the Senior Secured Notes at any time prior to June 1, 2022, in whole or in part, at a redemption price equal to 100% of the accrued principal amount thereof plus unpaid interest, if any, to the redemption date plus a make-whole premium. On or after June 1, 2022, we may redeem the Senior Secured Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after June 1, 2024, we may redeem the Senior Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2020 were:

Year	(in millions)
2020	$16
2021	1,321
2022	97
2023	827
2024	676
Thereafter(1)	2,207
$5,144

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$653	$725	$740
HHV CMBS Loan	3	1,275	1,040	1,275	1,316
2016 Term Loan	3	631	617	700	698
2019 Term Facility	3	670	600	670	667
Revolver	3	681	666	—	—
Senior Secured Notes	1	651	668	—	—
Mortgage loans	3	512	436	516	516

During the six months ended June 30, 2020, we recognized impairment losses for goodwill and for certain assets resulting from a significant decline in market value of those assets. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	June 30, 2020
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$24	$88
Goodwill(2)	—	607
Total	$24	$695

(1)

Fair value of our property and equipment as of June 30, 2020 was measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with an estimated stabilized growth rate of 3%, a discounted cash flow term between 1.7 to 10 years, terminal capitalization rate ranging from 7.25% to 7.75%, and discount rates ranging from 9.5% to 12.5%. The discount and terminal capitalization rates used for the fair value of the assets reflected the risk profile of the markets where these properties are located.

(2)

Fair value of our consolidated and unconsolidated hotel reporting units was measured using significant unobservable inputs (Level 3), which included discounted cash flows, terminal capitalization rates, and discount rates.

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes, and we have been organized and operated, and expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 related to our REIT activities, other than taxes associated with built-in gains related to our assets owned at the date of our spin-off.

We will be subject to U.S. federal income tax on taxable sales of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017) during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) includes several tax provisions that may impact us and our subsidiaries.  These changes include:

•	the ability for our TRSs to carry back net operating losses (“NOLs”) arising in 2020 to all post spin-off taxable years preceding the taxable year of the loss;
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

During the six months ended June 30, 2020, we recognized $13 million of income tax expense, which is comprised of $12 million of built-in gains tax expense from assets sold during the six months ended June 30, 2020 and $14 million of non-U.S. income tax expense on the gain from the entity that owns the Hilton São Paulo Morumbi that was sold during the six months ended June 30, 2020, partially offset by a TRS income tax benefit of $16 million from utilizing the NOL carryback provisions of the CARES Act. We expect $23 million of refunds related to the carryback of 2020 NOLs of our TRSs to prior years, as provided by the CARES Act.

During the three and six months ended June 30, 2019, we recognized $5 million and $12 million of income tax expense, respectively, primarily related to taxable income from our TRSs.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2020, 4,513,582 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of June 30, 2020, 94,478 shares of common stock remain available for future issuance. For both the three months ended June 30, 2020 and 2019, we recognized $4 million of share-based compensation expense, and $6 million and $8 million, respectively, for the six months ended June 30, 2020 and 2019. As of June 30, 2020, unrecognized compensation expense was $26 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair values of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2020 and 2019 were $17 million and $19 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	557,245	$29.10
Granted	650,511	18.40
Vested	(295,120)	26.33
Forfeited	(59,702)	29.11
Unvested at June 30, 2020	852,934	$21.90

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

The following table provides a summary of PSUs for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	574,797	$32.82
Granted	605,535	24.93
Vested	(456,121)	32.39
Forfeited	(52,114)	33.14
Unvested at June 30, 2020	672,097	$25.98

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

As of June 30, 2020, the achievement of the performance condition associated with the special one-year awards was not probable and thus no compensation expense was recognized for the three and six months ended June 30, 2020.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(259)	$82	$(947)	$178
Earnings allocated to participating securities	—	(1)	—	(1)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(259)	$81	$(947)	$177
Denominator:
Weighted average shares outstanding – basic	235	201	236	201
Unvested restricted shares	—	1	—	1
Weighted average shares outstanding – diluted	235	202	236	202

(Loss) earnings per share - Basic	$(1.10)	$0.40	$(4.01)	$0.88
(Loss) earnings per share - Diluted	$(1.10)	$0.40	$(4.01)	$0.88

(1)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2020 and 2019 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of June 30, 2020, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Casualty gains or losses;
•	Impairment losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Total consolidated hotel revenue	$39	$684	$619	$1,325
Other revenues	3	19	22	37
Total revenues	$42	$703	$641	$1,362

Hotel Adjusted EBITDA	$(108)	$209	$(17)	$390
Other revenues	3	19	22	37
Depreciation and amortization expense	(75)	(61)	(150)	(123)
Corporate general and administrative expense	(14)	(22)	(30)	(39)
Impairment loss and casualty gain, net	—	—	(694)	—
Other operating expenses	(4)	(18)	(25)	(38)
Gain (loss) on sales of assets, net	1	(12)	63	19
Interest income	1	2	2	3
Interest expense	(50)	(33)	(90)	(65)
Equity in (losses) earnings from investments in affiliates	(8)	10	(9)	15
Income tax expense	(3)	(5)	(13)	(12)
Other loss, net	(1)	(1)	(3)	—
Other items	(3)	(4)	(6)	(6)
Net (loss) income	$(261)	$84	$(950)	$181

The following table presents total assets for our consolidated hotels, reconciled to consolidated amounts:

	June 30, 2020	December 31, 2019
	(in millions)
Consolidated hotels	$11,022	$11,236
All other	37	54
Total	$11,059	$11,290

Note 13: Commitments and Contingencies

As of June 30, 2020, we had outstanding commitments under third-party contracts of approximately $29 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process.  We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $7 million related to ongoing claims as of June 30, 2020 with respect to an audit by the Australian Tax Office (“ATO”) related to the sale of the Hilton Sydney in June 2015. This amount could change as more information becomes available about the progress of Hilton’s defense against the ATO’s claim.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition and that of our hotel management companies, and measures (including through potential alternative sources of revenue) being taken in response to, COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. The extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in this 10-Q and incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Events

COVID-19 Effect on Our Business

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the lodging industry and our company.  We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our company.  The effects of COVID-19, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have had and continue to have a significant adverse effect on the hospitality industry, including our business, and have contributed to a significant decrease in business and consumer spending, with a particularly dramatic effect on travel and hospitality spending. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at certain of our hotels and significantly reduced capacity at the remainder of our hotels. Temporary closings of other restaurants and hotels across entire regions also contributed to severely reduced overall lodging demand. There continues to be significant cancellations of existing reservations, including the vast majority of group business and events throughout the remainder of 2020 and significant reductions in new reservations.

Since the beginning of March, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which resulted in a decline in our operating cash flow. Changes in our monthly pro-forma metrics, which exclude results from property dispositions and include results from property acquisitions, for the first six months of 2020 as compared to the same period in 2019 are as follows:

	Pro-forma ADR	Pro-forma Occupancy		Pro-forma RevPAR
January	(1.0)%	1.6%	pts	1.2%
February	(0.7)	0.9		0.4
March	(10.1)	(49.4)		(63.8)
April	(47.0)	(80.9)		(97.6)
May	(54.1)	(79.9)		(97.3)
June	(36.5)	(78.5)		(93.0)

We believe that imposed or re-imposed government restrictions and the economic recession associated with COVID-19 will continue to significantly affect our business. We believe demand will remain significantly reduced as a result of ongoing mandatory travel restrictions, “social distancing,” and cost-saving measures, as companies continue to reduce non-essential travel and as conferences and events are cancelled and postponed. We do not expect to realize a material improvement in our results until medical advances (e.g., therapeutics, vaccines) are made available that will allow business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic to improve and various government restrictions on travel, freedom of movement and the operations of our hotels are lifted. Although we were able to recommence operations at reduced capacity at certain of our previously suspended hotels during the second quarter, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences increase and the long-term impacts on consumer attitudes to travel, and we cannot predict whether our reopened hotels will be forced to suspend operations again or decrease capacity in the future, including as a result of government regulation, an increase in the number of COVID-19 cases or changes in business and other consumer preferences for travel. The pandemic has had a prolonged effect on travel within and to the United States, where all of our properties are located. In addition, due to the effects of COVID-19, during the six months ended June 30, 2020, we recognized $607 million of impairment losses for goodwill and $88 million of impairment losses primarily related to one of our hotels resulting from a significant decline in market value. Further, economic uncertainty generally will make it more difficult to execute on our external growth strategy. These factors lead us to believe that our operating results will continue to be adversely affected by COVID-19 through at least the remainder of 2020.

We and our hotel managers have taken various actions to mitigate the effect on our business including cost saving initiatives to reduce costs at our hotels. During the first quarter of 2020, we temporarily suspended operations at 38 of our 60 hotels, deferred approximately $150 million of the $200 million in capital expenditures previously budgeted for 2020, reduced expected 2020 capital spending to approximately $50 million, suspended dividend payments following the payment of the first quarter 2020 dividend, which was paid on April 15, 2020, and fully drew our $1 billion revolving credit facility (the “Revolver”) as a precautionary measure to increase liquidity and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. In May 2020, despite headwinds in the debt market, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC (“PK Domestic”) and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million 7.500% senior secured notes due 2025 (“Senior Secured Notes”). We used $219 million of the net proceeds to partially repay the Revolver and $69 million of the net proceeds to partially repay the term loan we entered into in December 2016 (“2016 Term Loan”). We also repaid an additional $100 million of the Revolver with existing cash.

Since originally suspending operations, we have commenced the phased reopening of 20 of our hotels at limited capacity. The timing of fully reopening our hotels will depend primarily on government restrictions imposed or re-imposed, health official recommendations and market demand. The status of our hotels as of August 5, 2020 is as follows:

Consolidated Hotels
Status	Number of Hotels	Total Rooms	Rooms Suspended	Rooms Available	Percentage of Rooms Suspended
Open	37	14,968	4,510	10,458	30%
Operations suspended	16	13,963	13,963	—	100%
Total	53	28,931	18,473	10,458	64%

Unconsolidated Hotels
Status	Number of Hotels	Total Rooms	Rooms Suspended	Rooms Available	Percentage of Rooms Suspended
Open	5	2,557	892	1,665	35%
Operations suspended	2	1,740	1,740	—	100%
Total	7	4,297	2,632	1,665	61%

We continue to proactively pursue alternative sources of revenue from applicable government authorities and hospitals, such as providing temporary lodging for first responders, other medical personnel, military personnel, displaced guests and residents of communities where our hotels are located. We are also pursuing potential opportunities with colleges and universities to house students for their upcoming school year as they look to mitigate potential COVID-19 exposures within their student population.

In addition, the operating environment for us and our hotel managers could remain challenging if the current economic recession extends beyond the lifting of government restrictions and reopening of our hotels. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand, and although these factors have seen improvement, these metrics remain significantly below levels prior to the COVID-19 pandemic.  The exact impact, magnitude and duration of the economic recession is unknown at this time.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic recession, to be dictated by, among other things, its duration, the success of efforts to contain it and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions. For instance, recent government action to provide substantial financial support to affected industries could provide helpful assistance to the travel and hospitality industry, including our operators. However, we cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities have begun to lift quarantines, "shelter in place" orders and other similar restrictions, the timing and approach differs in different locations and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2020. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see Part II – Item 1A. Risk Factors” included in this Quarterly Report on Form 10-Q.

Key Business Metrics Used by Management

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Room nights available to guests have not been adjusted for suspended or reduced operations at certain of our hotels as a result of COVID-19. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for rooms increases or decreases.

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

Revenue per Available Room

RevPAR represents rooms revenue divided by the total number of room nights available to guests for a given period. Room nights available to guests have not been adjusted for suspended or reduced operations at certain of our hotels as a result of COVID-19. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods for comparable hotels.

References to RevPAR, ADR and occupancy are presented on a currency neutral basis (prior periods are reflected using current period exchange rates), unless otherwise noted.

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from acquisitions, dispositions and other factors to our results of operations for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. Change from other factors primarily relates to the effects of COVID-19.

Non-GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income.

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA

EBITDA, presented herein, reflects net income (loss) excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings (losses) from investments in affiliates.

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

The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) income	$(261)	$84	$(950)	$181
Depreciation and amortization expense	75	61	150	123
Interest income	(1)	(2)	(2)	(3)
Interest expense	50	33	90	65
Income tax expense	3	5	13	12
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	4	7	9	12
EBITDA	(130)	188	(690)	390
(Gain) loss on sales of assets, net	(1)	12	(63)	(19)
Acquisition costs	—	6	1	6
Severance expense	—	1	2	2
Share-based compensation expense	4	4	6	8
Impairment loss and casualty gain, net	—	—	694	—
Other items	5	(4)	10	(4)
Adjusted EBITDA	(122)	207	(40)	383
Less: Adjusted EBITDA from investments in affiliates	4	(12)	—	(22)
Add: All other(1)	10	14	23	29
Hotel Adjusted EBITDA	$(108)	$209	$(17)	$390

(1)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present Nareit FFO attributable to stockholders and Nareit FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from (used in) operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), as net income or loss attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by Nareit in its December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do. We calculate Nareit FFO per diluted share as our Nareit FFO divided by the number of fully diluted shares outstanding during a given operating period.

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

The following table provides a reconciliation of net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(259)	$82	$(947)	$178
Depreciation and amortization expense	75	61	150	123
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
(Gain) loss on sales of assets, net	(1)	12	(63)	(19)
Gain on sale of investments in affiliates(1)	(1)	—	(1)	—
Impairment loss	—	—	695	—
Equity investment adjustments:
Equity in losses (earnings) from investments in affiliates	8	(10)	9	(15)
Pro rata FFO of investments in affiliates	(5)	12	(4)	21
Nareit FFO attributable to stockholders	(184)	156	(163)	286
Acquisition costs	—	6	1	6
Severance expense	—	1	2	2
Share-based compensation expense	4	4	6	8
Other items(2)	5	(3)	36	(2)
Adjusted FFO attributable to stockholders	$(175)	$164	$(118)	$300
Nareit FFO per share - Diluted(3)	$(0.78)	$0.77	$(0.69)	$1.42
Adjusted FFO per share - Diluted(3)	$(0.75)	$0.81	$(0.50)	$1.49

(1)	Included in other loss, net.
(2)	For the six months ended June 30, 2020, includes $26 million of tax expense on hotels sold during the period.
(3)	Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•

Property Acquisitions: On May 5, 2019, the Company, PK Domestic and PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”). As a result of the Merger, we acquired 18 hotels, two of which were disposed of in December 2019. The results of operations of these hotels for the three and six months ended June 30, 2019 are not included in our consolidated results.

•

Property Dispositions: Since January 1, 2019, we disposed of 8 consolidated hotels excluding the 2 hotels acquired in the Merger that were subsequently sold. As a result of these dispositions, our revenues and operating expenses decreased for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The results of operations during our period of ownership of these hotels are included in our consolidated results.

•

COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic recession resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the three and six months ended June 30, 2020 will not be comparable to the same periods in 2019.

Hotel Revenues and Operating Expenses

	Three Months Ended June 30,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$21	$434	$(413)	$5	$(23)	$(395)
Food and beverage revenue	3	195	(192)	1	(6)	(187)
Ancillary hotel revenue	15	55	(40)	1	—	(41)
Rooms expense	20	113	(93)	3	(4)	(92)
Food and beverage expense	14	130	(116)	2	(4)	(114)
Other departmental and support expense	60	151	(91)	11	(7)	(95)
Other property-level expense	56	49	7	10	(2)	(1)
Management fees expense	—	36	(36)	1	(1)	(36)

(1)	Change from other factors primarily relates to the effects of COVID-19.

	Six Months Ended June 30,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$383	$837	$(454)	$71	$(43)	$(482)
Food and beverage revenue	164	378	(214)	18	(13)	(219)
Ancillary hotel revenue	72	110	(38)	9	(2)	(45)
Rooms expense	132	220	(88)	22	(8)	(102)
Food and beverage expense	137	254	(117)	17	(8)	(126)
Other departmental and support expense	232	300	(68)	40	(16)	(92)
Other property-level expense	116	98	18	20	(4)	2
Management fees expense	25	69	(44)	3	(2)	(45)

(1)	Change from other factors primarily relates to the effects of COVID-19.

Other Revenue and Operating Expenses

The decrease in other revenue and other operating expense primarily relates to the effects of COVID-19.

Other Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Laundry revenue	$—	$3	(100.0)%	$2	$6	(66.7)%
Support service revenue	3	16	(81.3)	20	31	(35.5)
Total other revenue	$3	$19	(84.2)%	$22	$37	(40.5)%

Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Laundry expense	$2	$4	(50.0)%	$6	$9	(33)%
Support services expense	2	14	(85.7)	19	29	(34.5)
Total other expense	$4	$18	(77.8)%	$25	$38	(34.2)%

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$9	$11	(18.2)%	$20	$23	(13.0)%
Share-based compensation expense	4	4	—	6	8	(25.0)
Acquisition costs	—	6	(100.0)	1	6	(83.3)
Disposition costs	1	1	—	1	1	—
Severance expense	—	—	—	2	1	100.0
Total corporate general and administrative	$14	$22	(36.4)%	$30	$39	(23.1)%

Acquisition costs of $6 million for both the three and six months ended June 30, 2019 primarily relate to costs incurred in connection with the entry into the Merger Agreement with Chesapeake.

Impairment loss and casualty gain, net

During the six months ended June 30, 2020, we recognized a net loss of $694 million primarily as a result of $607 million of impairment losses related to our goodwill and $88 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value because of COVID-19.

Gain on sales of assets, net

During the six months ended June 30, 2020, we recognized a net gain of $63 million primarily as a result of the sale of two of our consolidated hotels. Refer to Note 3: “Acquisitions and Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the three and six months ended June 30, 2019, we recognized a loss of $12 million and a net gain of $19 million, respectively, as a result of the sale of five of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$42	$42	—%
Mortgage Loans	6	2	200.0	11	4	175.0
2016 Term Loan(2)	5	8	(37.5)	11	15	(26.7)
2019 Term Facility(3)	4	—	100.0	10	—	100.0
Revolver(4)	7	—	100.0	8	—	100.0
Senior Secured Notes	4	—	100.0	4	—	100.0
Other	3	2	50.0	4	4	—
Total interest expense	$50	$33	51.5%	$90	$65	38.5%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	The 2016 Term Loan was entered into in December 2016, with a maturity date of December 2021. We repaid the 2016 Term Loan by $50 million and $69 million in December 2019 and June 2020, respectively.
(3)

In August 2019, the Company, Park Intermediate Holdings LLC and PK Domestic entered into a credit agreement with Bank of America, N.A. and certain other lenders, providing a $950 million unsecured delayed draw term loan facility (the “2019 Term Facility”), with the $850 million, five-year delayed draw term loan tranche fully drawn on September 18, 2019 to fund the Merger.  The $100 million, two-year delayed draw term loan tranche was unfunded and the commitments thereunder terminated on September 18, 2019. On December 31, 2019, we repaid $180 million of the 2019 Term Facility.

(4)	During the second quarter of 2020, we repaid $319 million of the Revolver.

Interest expense increased during three and six months ended June 30, 2020 as compared to the same periods in 2019 as a result of $310 million in mortgage loans assumed in connection with the Merger, borrowings under the 2019 Term Facility to fund the Merger, the $1 billion drawn under the Revolver in March 2020 (of which $319 million was repaid during the second quarter of 2020), and the issuance of our $650 million Senior Secured Notes.

Income tax expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Income tax expense	$3	$5	(40.0)%	$13	$12	8.3%

Income tax expense for the six months ended June 30, 2020 includes $26 million of income tax expense from hotels sold during the period, partially offset by a TRS income tax benefit of $16 million from utilizing the NOL carryback provisions of the CARES Act. Refer to Note 9: “Income Taxes” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information

Income tax expense for the three and six months ended June 30, 2019 includes $4 million and $10 million, respectively, of income tax liabilities associated with our taxable operations.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2020, we had total cash and cash equivalents of approximately $1.3 billion and $35 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19 including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events–COVID-19 Effect on Our Business”, we expect our cash flow from operations through at least the remainder of 2020 to be significantly lower than in the past. We have taken several steps to preserve capital and increase liquidity, including fully drawing $1 billion from our Revolver in March 2020, issuing $650 million of Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including: temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and deferrals of approximately $150 million of the $200 million in capital expenditures budgeted for 2020. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

While operations have been suspended or significantly reduced at most of our hotels, the duration and extent of the effects of COVID-19 remain unknown, and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future.  Assuming that our hotel suspensions of operations were to expand such that hotel operations were suspended at all 60 of our hotels (including restaurants and other business and outlets) and room and other revenues were also zero between the months of August and December of 2020, we currently estimate that our average monthly cash burn for that period would be approximately $65 million, of which $42 million consists of the estimated average monthly hotel funding for hotel expenses and $23 million consists of the estimated average monthly corporate-level expenses. The estimated hotel-level cash burn rate approximates working capital funding needs and includes hotel fixed costs at each of our hotels while activities are suspended.  The estimated corporate-level cash burn consists primarily of principal and interest payments on outstanding debt and corporate general and administrative expenses, such as salary, wages and benefits.  This estimate does not take into account capital expenditures or any possible alternative sources of revenue that may arise or any hotel property dispositions for the remainder of the year or payment of future cash dividends, if any. The estimated cash burn amount has not been reduced by any amount available to us under existing or future debt facilities, or proceeds from issuance of any additional debt, equity or equity-linked securities.  We currently believe, as a result of the above-mentioned cost-reduction efforts and the overall strength of our balance sheet, based on the estimated cash burn rates described above and absent any debt required to be repaid in the event of default, we would expect to have sufficient liquidity to withstand the suspension of operations at all our hotels for two years.

With the net proceeds from our Revolver borrowings during 2020, net proceeds from the offering of our Senior Secured Notes and the proceeds from the sales of two consolidated hotels during the first quarter of 2020, we currently believe we have sufficient liquidity to pay our 2020 debt maturities and fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry begins to recover. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us.  However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Additionally, in May 2020, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. As part of the amendment process, we (i) agreed to comply with a monthly minimum liquidity covenant, to pledge equity in certain subsidiaries to secure the facilities, and for certain subsidiaries to become guarantors under the facilities, and (ii) exercised our two six-month extension options on our Revolver to extend its maturity to December 24, 2021. The amendments also added additional covenants that restrict our ability to make dividend and distribution payments (except to the extent required to maintain REIT status) and stock repurchases, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, including acquisitions or mergers, in each case subject to various exceptions. We expect to be in compliance with financial covenants for the quarter ended June 30, 2021 (the first quarter for which compliance is required following the amendments). If we are unable to comply with such covenants for the quarter ended June 30, 2021, we will negotiate with our lenders to amend such covenants as needed and believe we will be able to reach an agreement in advance as we did with the previous amendments.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness (including the Senior Secured Notes), capital expenditures for renovations and maintenance at our hotels (to the extent not deferred for 2020), corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the impact of COVID-19 on the global economy, including a sustained decline in our performance, we were able to access the debt capital markets during the second quarter of 2020 and complete our inaugural senior secured notes offering. However, it may be difficult or costly for us to raise additional debt or equity capital in the future to fund long-term liquidity requirements.

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No common stock was repurchased during the three months ended June 30, 2020. As of June 30, 2020, approximately $234 million remained available for stock repurchases. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. In addition, our credit facility and term loan amendments impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2020	2019	Percent Change
	(in millions)
Net cash (used in) provided by operating activities	$(158)	$244	NM(1)
Net cash provided by investing activities	150	111	35.1%
Net cash provided by (used in) financing activities	931	(300)	NM(1)

(4)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income or losses generated at our hotels.

The $402 million decrease in net cash provided by operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to a decrease in cash from operations related to the effects of COVID-19 coupled with an increase in cash paid for interest of $19 million.

Investing Activities

The $150 million in net cash provided by investing activities for the six months ended June 30, 2020 was primarily attributable to $207 million in net proceeds received from the sale of hotels, partially offset by $56 million in capital expenditures.

The $111 million in net cash provided by investing activities for the six months ended June 30, 2019 was primarily attributable to the $229 million in net proceeds received from the sale of hotels, partially offset by $120 million used for capital expenditures for property and equipment at our hotels.

Financing Activities

The $931 million in net cash provided by financing activities for the six months ended June 30, 2020 is primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, the issuance of our $650 million Senior Secured Notes, partially offset by $392 million of debt repayments, $241 million in dividends paid and the repurchase of 4.5 million shares of our common stock for $66 million.

The $300 million in net cash used in financing activities for the six months ended June 30, 2019 is primarily attributable to $291 million in dividends paid.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter dividend, we suspended our quarterly dividend until such time that our Board of Directors determines our year-end dividend, if any.

We declared the following dividends to holders of our common stock during 2020:

Record Date	Payment Date	Dividend per Share
March 31, 2020	April 15, 2020	$0.45

Debt

As of June 30, 2020, our total indebtedness was approximately $5.1 billion, including $681 million of borrowings from our Revolver and $650 million of Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2020 included construction contract commitments of approximately $29 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. As a liquidity preservation initiative to mitigate the effects of COVID-19, we have deferred approximately $150 million of the originally budgeted $200 million of capital expenditures for 2020. None of these deferred expenditures will affect the ability of the hotels to quickly resume operations once normal travel patterns return. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

Other than the additional risk factors below related to COVID-19, there have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II – Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which risk factors are incorporated by reference herein.

The current outbreak of the novel coronavirus and the COVID-19 disease it causes have significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

Since first being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The outbreak of COVID-19 has had and continues to have, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, implementing "shelter in place" orders, border closures, and restricting travel and large gatherings. We have been and expect to continue to be negatively affected by additional governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Center for Disease Control and Prevention and the World Health Organization. In addition, the COVID-19 pandemic has triggered a global recession.

COVID-19 has disrupted and has had a significant adverse effect on, and will continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio, and by March 31, 2020, we had temporarily suspended operations at 38 of our 60 properties (18 of which are still suspended as of August 6, 2020). The remainder of our properties are currently operating at reduced levels. We may need or elect to temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. Additionally, the vast majority of our group business through the remainder of 2020 has now been canceled and we are seeing a significant reduction in new reservations. Additionally, travel, especially business and leisure travel in the United States, where all of our hotels are located, has continued to be adversely affected as result of COVID-19. It is not currently known when the suspended operations at our hotel properties will resume at any level, when our hotels operating at a reduced capacity will return to regular operations or if we will need to suspend operations or decrease capacity at additional hotel properties in the future, including as a result of government regulation, an increase in the number of COVID-19 cases or changes in business and other consumer preferences for travel. Additional factors that would negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•

sustained negative consumer or business sentiment, economic metrics (including unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, including beyond the end of the COVID-19 pandemic and the lifting of travel restrictions and advisories, which could further adversely impact demand for lodging;

•	an expansion of the number of postponed and cancelled conferences and similar events;
•	our inability to reopen our hotels in a timely manner, or our inability to attract customers to our hotels when we are able to reopen;

•	a change in government regulations;
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

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
•	benefits of government action to provide financial support to affected industries, including the travel and hospitality industry, may not be available to us or our operators.

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

During the six months ended June 30, 2020, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)
January 1, 2020 through January 31, 2020	9,248	$22.99	—	$300
February 1, 2020 through February 29, 2020	75,032	$23.57	—	$300
March 1, 2020 through March 31, 2020	4,557,446	$14.48	4,550,882	$234
April 1, 2020 through April 30, 2020	224	$6.50	—	$234
May 1, 2020 through May 31, 2020	2,027	$8.64	—	$234
June 1, 2020 through June 30, 2020	70	$11.96	—	$234
	4,644,047		4,550,882

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

4.1

Indenture, dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 29, 2020).

10.1

Third Amendment to Credit Agreement, dated as of May 8, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2020).

10.2

First Amendment to Loan Agreement, dated as of May 8, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 8, 2020).

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

Park Hotels & Resorts Inc.

Date: August 6, 2020	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2020	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)