Form 10-Q
period 2020-09-30
Park Hotels & Resorts Inc.
filed 2020-11-06
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of common stock outstanding on October 30, 2020 was 235,612,787.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,255	$9,594
Assets held for sale, net	—	71
Investments in affiliates	17	35
Goodwill	—	607
Intangibles, net	45	46
Cash and cash equivalents	1,134	346
Restricted cash	35	40
Accounts receivable, net of allowance for doubtful accounts of $4 and $2	36	180
Prepaid expenses	43	83
Other assets	53	40
Operating lease right-of-use assets	235	248
TOTAL ASSETS (variable interest entities - $234 and $242)	$10,853	$11,290
LIABILITIES AND EQUITY
Liabilities
Debt	$5,121	$3,871
Accounts payable and accrued expenses	168	217
Due to hotel managers	102	159
Deferred income tax liabilities	34	50
Other liabilities	124	282
Operating lease liabilities	249	260
Total liabilities (variable interest entities - $217 and $219)	5,798	4,839
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 235,914,952 shares issued and 235,613,445 shares outstanding as of September 30, 2020 and 239,589,639 shares issued and 239,386,877 shares outstanding as of December 31, 2019	2	2
Additional paid-in capital	4,512	4,575
Retained earnings	595	1,922
Accumulated other comprehensive loss	(5)	(3)
Total stockholders' equity	5,104	6,496
Noncontrolling interests	(49)	(45)
Total equity	5,055	6,451
TOTAL LIABILITIES AND EQUITY	$10,853	$11,290

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rooms	$70	$430	$453	$1,267
Food and beverage	10	156	174	534
Ancillary hotel	15	64	87	174
Other	3	22	25	59
Total revenues	98	672	739	2,034

Operating expenses
Rooms	30	114	162	334
Food and beverage	18	117	155	371
Other departmental and support	64	153	296	453
Other property-level	84	54	200	152
Management fees	2	32	27	101
Impairment and casualty loss, net	2	8	696	8
Depreciation and amortization	75	61	225	184
Corporate general and administrative	13	14	42	47
Acquisition costs	9	59	10	65
Other	6	23	31	61
Total expenses	303	635	1,844	1,776

(Loss) gain on sales of assets, net	(1)	1	62	20

Operating (loss) income	(206)	38	(1,043)	278

Interest income	—	2	2	5
Interest expense	(59)	(33)	(149)	(98)
Equity in (losses) earnings from investments in affiliates	(7)	3	(16)	18
Other loss, net	(3)	(1)	(6)	(1)

(Loss) income before income taxes	(275)	9	(1,212)	202
Income tax expense	(1)	—	(14)	(12)
Net (loss) income	(276)	9	(1,226)	190
Net loss (income) attributable to noncontrolling interests	—	(4)	3	(7)
Net (loss) income attributable to stockholders	$(276)	$5	$(1,223)	$183

Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax expense of $0	1	(3)	4	(2)
Change in fair value of interest rate swap, net of tax expense of $0	—	—	(6)	—
Total other comprehensive income (loss)	1	(3)	(2)	(2)

Comprehensive (loss) income	(275)	6	(1,228)	188
Comprehensive (income) loss attributable to noncontrolling interests	—	(4)	3	(7)
Comprehensive (loss) income attributable to stockholders	$(275)	$2	$(1,225)	$181

(Loss) Earnings per share:
(Loss) Earnings per share - Basic	$(1.17)	$0.02	$(5.19)	$0.90
(Loss) Earnings per share - Diluted	$(1.17)	$0.02	$(5.19)	$0.90

Weighted average shares outstanding - Basic	235	206	236	203
Weighted average shares outstanding - Diluted	235	207	236	204

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net (loss) income	$(1,226)	$190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	225	184
Gain on sales of assets, net	(62)	(20)
Impairment and casualty loss, net	696	8
Equity in losses (earnings) from investments in affiliates	16	(18)
Other loss, net	6	1
Share-based compensation expense	10	12
Amortization of deferred financing costs	6	3
Distributions from unconsolidated affiliates	5	16
Deferred income taxes	2	—
Changes in operating assets and liabilities	48	(27)
Net cash (used in) provided by operating activities	(274)	349
Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(913)
Capital expenditures for property and equipment	(70)	(182)
Proceeds from asset dispositions, net	207	230
Contributions to unconsolidated affiliates	(2)	—
Insurance proceeds for property damage claims	1	10
Net cash provided by (used in) investing activities	136	(855)
Financing Activities:
Proceeds from issuance of Senior Secured Notes	1,376	—
Borrowings from credit facilities	1,000	850
Repayments of credit facilities	(1,099)	—
Repayment of mortgage debt	(4)	—
Debt issuance costs	(39)	(11)
Dividends paid	(241)	(382)
Distributions to noncontrolling interests, net	(1)	(5)
Tax withholdings on share-based compensation	(5)	(7)
Repurchase of common stock	(66)	—
Net cash provided by financing activities	921	445
Net increase (decrease) in cash and cash equivalents and restricted cash	783	(61)
Cash and cash equivalents and restricted cash, beginning of period	386	425
Cash and cash equivalents and restricted cash, end of period	$1,169	$364

Supplemental Disclosures
Non-cash financing activities:
Issuance of common shares in connection with the acquisition of Chesapeake Lodging Trust	$—	$978
Assumption of mortgage loans in connection with acquisitions	—	311
Dividends declared but unpaid	—	107

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	2	4,504	1,129	(5)	(47)	5,583
Share-based compensation, net	1	—	4	1	—	—	5
Net loss	—	—	—	(259)	—	(2)	(261)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	236	2	4,508	871	(6)	(49)	5,326
Share-based compensation, net	—	—	4	—	—	—	4
Net loss	—	—	—	(276)	—	—	(276)
Other comprehensive income	—	—	—	—	1	—	1
Balance as of September 30, 2020	236	$2	$4,512	$595	$(5)	$(49)	$5,055

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Share-based compensation, net	—	—	(1)	—	—	—	(1)
Net income	—	—	—	96	—	1	97
Dividends and dividend equivalents(1)	—	—	—	(91)	—	—	(91)
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of March 31, 2019	201	2	3,588	2,044	(6)	(48)	5,580
Share-based compensation, net	1	—	3	—	—	—	3
Net income	—	—	—	82	—	2	84
Other comprehensive income	—	—	—	—	1	—	1
Dividends and dividend equivalents(1)	—	—	—	(92)	—	—	(92)
Balance as of June 30, 2019	202	2	3,591	2,034	(5)	(46)	5,576
Issuance of common stock	38	—	978	—	—	—	978
Share-based compensation, net	—	—	3	—	—	—	3
Net income	—	—	—	5	—	4	9
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Dividends and dividend equivalents(1)	—	—	—	(108)	—	—	(108)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2019	240	$2	$4,572	$1,931	$(8)	$(44)	$6,453

(1)	Dividends declared per common share were $0.45 for the three months ended March 31, 2020, March 31, 2019, June 30, 2019 and September 30, 2019, respectively.

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

Recent Events

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the hospitality industry and our business.  The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand.  Since the beginning of March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. We expect that COVID-19 will continue to negatively affect our operating results for the remainder of 2020 and the early part of 2021.

During the first-half of 2020, we and our hotel managers took various actions to mitigate the effects of COVID-19, including temporarily suspending operations at 38 of our 60 hotels, limiting capacity at our hotels that remained open, deferring approximately $150 million of capital expenditures planned for 2020, suspending our dividend after the first quarter of 2020, and as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our $1 billion revolving credit facility (“Revolver”). We have since commenced a phased reopening of 26 of our hotels as restrictions are removed and demand returns. The timing of fully reopening these and the remainder of our hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

In May 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”), an indirect, wholly-owned subsidiary of the Company, issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”). We set aside $350 million of the net proceeds for general corporate purposes, further increasing our liquidity, and used the remainder of the net proceeds to repay portions of our Revolver and the term loan we entered into in December 2016 (“2016 Term Loan”).

In September 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”). Net proceeds were used to repay the $631 million remaining balance outstanding under the 2016 Term Loan in full and to repay $80 million of our outstanding balance under the Revolver, which may be redrawn. Additionally, in September 2020, we further amended our credit facilities to, among other things, increase borrowing capacity of the Revolver, extend the maturity date with respect to $901 million of the aggregate commitments of the Revolver, extend the waiver period for the testing of the financial covenants and place certain additional restrictions on us. Refer to Note 7: “Debt” for additional information.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2019 have been reclassified to conform to the current period presentation.

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

We allocated the purchase price, consisting of $978 million of common stock issued and cash of $1,013 million, as follows:

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

We used the following valuation methodologies, inputs and assumptions to estimate the fair value of the assets acquired and liabilities assumed:

•

Investment in hotel properties – The fair values of the land and improvements, buildings and improvements, and furniture, fixtures and equipment at the hotel properties were determined using a combination of the market, cost and income approaches. These valuation methodologies are based on significant Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections at the respective hotel properties.

•

Intangible assets – The fair value of the air rights contract acquired as part of the Hyatt Regency Boston were determined using the present value of the difference between the contractual rental amounts according to the contract and the market rental rates for similar contracts, measured over a period equal to the remaining non-cancellable term of the contract. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The intangible asset is amortized using the straight-line method over the remaining term of the contract.

•

Above and below market lease liabilities – The fair value of our above and below market lease liabilities were determined using the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable terms of the leases. This valuation methodology is based on Level 3 inputs in the fair value hierarchy. The above and below market lease liabilities are included as adjustments to the right-of-use asset in the accompanying condensed consolidated balance sheet. The above and below market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•

Operating lease right-of-use-asset and Operating lease liability – The fair value of the operating lease right-of-use asset and operating lease liability were determined using the present value of the fixed contractual rental amounts due over a period equal to the remaining non-cancellable terms of the leases. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•

Debt – The fair value of the mortgage loans were determined using the present value of the remaining loan payments due over the term of the loans. This valuation methodology is based on Level 3 inputs in the fair value hierarchy.

•

Restricted cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses, due to hotel managers and other liabilities – The amounts constitute the carrying amounts of the assets acquired and the liabilities assumed, which we believe approximate fair value because of their short-term nature.

For the three months ended September 30, 2020, we incurred an additional $9 million in acquisition costs in connection with the Merger, primarily related to transfer taxes based on new information received during the period. For the three and nine months ended September 30, 2019, we incurred $59 million and $65 million, respectively, in acquisition costs in connection with the Merger primarily related to severance, transfer tax and fees for financial advisors, legal, accounting, tax and other professional services. The Merger-related costs noted above are included in acquisition costs in our condensed consolidated statements of comprehensive (loss) income.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(unaudited)	(in millions)
Total revenues	$797	$2,440
Operating income	63	350
Net income	23	227

From the date of the Merger through September 30, 2019, we recognized $23 million of total revenues, $5 million of operating income and $4 million of net income related to the hotels acquired in connection with the Merger.

Dispositions

During the nine months ended September 30, 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $64 million on these hotels, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive (loss) income. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

During the nine months ended September 30, 2019, we sold our ownership interests in five consolidated hotels listed in the table below for total gross proceeds of $236 million and recognized a gain, net of selling costs, of $20 million on these hotels which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive (loss) income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019

(1)	Hotels were sold as a portfolio in the same transaction.

Note 4: Property and Equipment

Property and equipment were:

	September 30, 2020	December 31, 2019(1)
	(in millions)
Land	$3,429	$3,512
Buildings and leasehold improvements	6,949	6,978
Furniture and equipment	1,041	1,059
Construction-in-progress	46	134
	11,465	11,683
Accumulated depreciation and amortization	(2,210)	(2,089)
	$9,255	$9,594

(1)	Excludes $62 million of property and equipment, net, classified as held for sale as of December 31, 2019.

Depreciation of property and equipment was $75 million and $60 million during the three months ended September 30, 2020 and 2019, respectively, and $224 million and $182 million during the nine months ended September 30, 2020 and 2019, respectively.

For the nine months ended September 30, 2020, we recognized $90 million of impairment losses, primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19. Refer to Note 8: “Fair Value Measurements” for additional information.

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

During the nine months ended September 30, 2019, we recognized $23 million of insurance recoveries, of which $12 million related to property damage, $8 million related to business interruption, and $3 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our condensed consolidated statements of comprehensive (loss) income. Additionally, we recognized a net loss of $7 million within impairment and casualty loss, net in our condensed consolidated statements of comprehensive (loss) income for amounts not expected to be recovered from insurance.

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

	September 30, 2020	December 31, 2019
	(in millions)
Property and equipment, net	$218	$221
Cash and cash equivalents	11	13
Restricted cash	2	1
Accounts receivable, net	2	5
Prepaid expenses	1	2
Debt	207	207
Accounts payable and accrued expenses	8	8
Due to hotel manager	—	2
Other liabilities	2	2

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	September 30, 2020	December 31, 2019
		(in millions)
Hilton San Diego Bayfront	25%	$11	$18
All others (6 hotels)	20% - 50%	6	17
		$17	$35

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of September 30, 2020 and December 31, 2019. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

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

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2019	$2,709	$(2,102)	$607
Impairment loss	—	(607)	(607)
Balance as of September 30, 2020	$2,709	$(2,709)	$—

Note 7: Debt

Debt balances and associated interest rates as of September 30, 2020 were:

			Principal balance as of
	Interest Rate at September 30, 2020	Maturity Date	September 30, 2020	December 31, 2019
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.17%	2020 to 2026(2)(3)	510	515
2016 Term Loan(4)	N/A	December 2021	—	700
2019 Term Facility(5)	L + 2.65%	September 2024	670	670
Revolver(5)	L + 3.00%	2021 to 2023(6)	601	—
2025 Senior Secured Notes	7.50%	June 2025	650	—
2028 Senior Secured Notes	5.88%	October 2028	725	—
Finance lease obligations	3.07%	2021 to 2022	1	1
			5,157	3,886
Add: unamortized premium			4	3
Less: unamortized deferred financing costs and discount			(40)	(18)
			$5,121	$3,871

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender beginning August 2022.
(3)

We are actively negotiating a one-year maturity date extension for the $12 million loan secured by the Doubletree Spokane to October 2021. The loan was not paid in full at its originally scheduled maturity date in October 2020 due to current market conditions. Failure to pay off the loan constitutes an event of default; however, we have not received, nor do we expect to receive, notice of the lenders’ intent to foreclose.

(4)	In September 2020, the 2016 Term Loan was fully repaid.
(5)	In May 2020, we amended our credit and term loan facilities which added a LIBOR floor of 25 basis points.
(6)

In September 2020, we increased our aggregate commitments under the Revolver by $75 million to $1.075 billion and extended the maturity date with respect to $901 million of the aggregate commitments for two years to December 2023, including all $75 million of the increased Revolver commitments. The maturity date for the remaining $174 million of commitments under the Revolver is December 2021.

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

2016 Term Loan and Revolver

In March 2020, we fully drew down our $1 billion Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in connection with the economic effect of COVID-19. We subsequently repaid $399 million of the Revolver using $299 million of the proceeds from the issuance of the 2025 Senior Secured Notes and 2028 Senior Secured Notes and $100 million of existing cash. We also used $631 million of the proceeds from the issuance of the 2028 Senior Secured Notes to repay all of the amounts outstanding under our 2016 Term Loan.

In May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. In September 2020, we further amended our Revolver and 2019 Term Facility to extend the waiver period for the testing of the financial covenants to the date the financial statements are delivered for the quarter ended March 31, 2022.  As part of the amendment process, we (i) increased commitments under the Revolver by $75 million to $1.075 billion and extended the maturity date with respect to $901 million of the aggregate commitments for two years to December 2023, including all $75 million of the increased Revolver commitments, (ii) extended the temporary periods for which certain financial covenants are adjusted once quarterly testing of financial covenants resumes, (iii) increased the mandatory repayment carve out for equity issuances from $500 million to $1 billion, so long as proceeds from the issuances are used for capital expenditures and hotel acquisitions that become part of the unencumbered pool, (iv) maintained the existing guarantees by certain Park-affiliated entities until repayment of the Revolver and 2019 Term Facility and existing pledges of equity interests in Park-affiliated entities owning certain unencumbered assets during the extended waiver period and until the ratio of net debt to EBITDA falls below 6.50x for two consecutive quarters, (v) extended the minimum liquidity covenant through December 2022 and increased the minimum liquidity required to be maintained through December 24, 2021 from $200 million to $200 million plus 50% of the Revolver commitments that mature in December 2021 (which minimum liquidity covenant amount as of September 30, 2020 was $287 million), (vi) obtained the ability to pay a $0.01 per share per fiscal quarter dividend during the extended waiver period and (vii) modified certain restrictions and covenants for the duration of the extended waiver period, including certain mandatory prepayments. We incurred $6 million of fees related to these amendments during the nine months ended September 30, 2020 that were recognized as deferred financing costs.

Senior Secured Notes

2025 Senior Secured Notes

In May 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of 2025 Senior Secured Notes.  We set aside $219 million of the net proceeds to partially repay the Revolver, $69 million to partially repay the 2016 Term Loan and the remainder was used for general corporate purposes. The 2025 Senior Secured Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The 2025 Senior Secured Notes will mature on June 1, 2025. We capitalized $13 million of issuance costs during the three months ended June 30, 2020.

We may redeem the 2025 Senior Secured Notes at any time prior to June 1, 2022, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus a make-whole premium. On or after June 1, 2022, we may redeem the 2025 Senior Secured Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after June 1, 2024, we may redeem the 2025 Senior Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before June 1, 2022, we may redeem up to 40% of the 2025 Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 107.500% of the principal amount redeemed.

2028 Senior Secured Notes

In September 2020, our Operating Company, PK Domestic LLC and the PK Finance issued an aggregate of $725 million of 2028 Senior Secured Notes. The 2028 Senior Secured Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2021. Net proceeds were used to repay the 2016 Term Loan in full and to repay $80 million of our outstanding balance under the Revolver, which may be redrawn. We capitalized $13 million of issuance costs during the three months ended September 30, 2020.

We may redeem the 2028 Senior Secured Notes at any time prior to October 1, 2023, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus a make-whole premium. On or after October 1, 2023, we may redeem the 2028 Senior Secured Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after October 1, 2025, we may redeem the 2028 Senior Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before October 1, 2023, we may redeem up to 40% of the 2028 Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 105.875% of the principal amount redeemed.

Indentures

Both the 2025 Senior Secured Notes and the 2028 Senior Secured Notes (collectively, the “Senior Secured Notes”) are guaranteed by us and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facilities and the guarantees are full and unconditional and joint and several. The Senior Secured Notes are secured, subject to permitted liens, by a first priority security interest in all of the capital stock of certain wholly-owned subsidiaries of certain of the guarantors and PK Domestic, which collateral also secures the obligations under our credit and term loan facilities on a first priority basis. The indentures governing the Senior Secured Notes contain customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that we believe is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100.0 million, plus 95% of our cumulative Funds From Operations (as defined in the indenture), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indenture requires our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

CMBS and Mortgage Loans

We are required to deposit with lenders certain cash reserves for restricted uses. As of September 30, 2020 and December 31, 2019, our condensed consolidated balance sheets included $7 million and $13 million of restricted cash, respectively, related to our CMBS loans and mortgage loans. During the second and third quarters of 2020, we amended certain mortgage loan agreements to defer interest or interest and principal payments for three to six months and temporarily suspend required cash reserves.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2020 were:

Year	(in millions)
2020	$14
2021	105
2022	98
2023	1,331
2024	676
Thereafter(1)	2,933
$5,157

(1)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$707	$725	$740
HHV CMBS Loan	3	1,275	1,192	1,275	1,316
2016 Term Loan	3	—	—	700	698
2019 Term Facility	3	670	648	670	667
Revolver	3	601	591	—	—
2025 Senior Secured Notes	1	651	694	—	—
2028 Senior Secured Notes	1	725	725	—	—
Mortgage loans	3	511	480	516	516

During the nine months ended September 30, 2020, we recognized impairment losses for goodwill and for certain assets resulting from a significant decline in market value of those assets. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	September 30, 2020
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$24	$90
Goodwill(2)	—	607
Total	$24	$697

(1)

Fair value of our property and equipment as of September 30, 2020 was measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with an estimated stabilized growth rate of 3%, a discounted cash flow term between 1.7 to 10 years, terminal capitalization rate ranging from 7.25% to 7.75%, and discount rates ranging from 9.5% to 12.5%. The discount and terminal capitalization rates used for the fair value of the assets reflected the risk profile of the markets where these properties are located.

(2)

Fair value of our consolidated and unconsolidated hotel reporting units was measured using significant unobservable inputs (Level 3), which included discounted cash flows, terminal capitalization rates, and discount rates.

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

We will be subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included several tax provisions that may impact us and our subsidiaries, including:

•	the ability for our TRSs to carry back net operating losses (“NOLs”) arising in 2020 to all post spin-off taxable years preceding the taxable year of the loss;
•

an increase of the business interest limitation under Internal Revenue Code (“Code”) section 163(j) from 30 percent to 50 percent of adjusted taxable income for taxable years beginning in 2019 and 2020 and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation;

•

a “technical correction” amending Code section 168(e)(3)(E) to add “qualified improvement property” to “15-year property” and assigning a class life of 20-years under section 168(g)(3)(B) to qualified improvement property under section 168(e)(3)(E)(vii), and

•

the elimination of the taxable income limit for NOLs for all taxable years beginning before January 1, 2021, thereby permitting corporate taxpayers to use NOLs to fully offset taxable income (although as a REIT we will continue to only be able to use NOLs against taxable income remaining after taking into account any dividends paid deduction).

During the nine months ended September 30, 2020, we recognized $14 million of income tax expense, which is comprised of $14 million of built-in gains tax expense from assets sold during the nine months ended September 30, 2020 and $16 million of non-U.S. income tax expense on the gain from the entity that owns the Hilton São Paulo Morumbi that was sold during the nine months ended September 30, 2020, partially offset by a TRS income tax benefit of $20 million from utilizing the NOL carryback provisions of the CARES Act. We expect $24 million of refunds related to the carryback of 2020 NOLs of our TRSs to prior years, as provided by the CARES Act.

During the nine months ended September 30, 2019, we recognized $12 million of income tax expense primarily related to taxable income from our TRSs.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of September 30, 2020, 4,512,900 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of September 30, 2020, 80,530 shares of common stock remain available for future issuance. For both the three months ended September 30, 2020 and 2019, we recognized $4 million of share-based compensation expense, and $10 million and $12 million, respectively, for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, unrecognized compensation expense was $22 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair values of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2020 and 2019 were $17 million and $21 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	557,245	$29.10
Granted	665,141	18.19
Vested	(325,885)	25.87
Forfeited	(60,286)	29.05
Unvested at September 30, 2020	836,215	$21.69

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

The following table provides a summary of PSUs for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	574,797	$32.82
Granted	605,535	24.93
Vested	(456,121)	32.39
Forfeited	(52,114)	33.14
Unvested at September 30, 2020	672,097	$25.98

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

As of September 30, 2020, the achievement of the performance condition associated with the Merger cost synergies element of the special one-year awards was not probable and thus no compensation expense was recognized for the Merger cost synergies element for the three and nine months ended September 30, 2020.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)		(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(276)	$5	$(1,223)	$183
Loss allocated to participating securities	—	—	—	(1)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(276)	$5	$(1,223)	$182
Denominator:
Weighted average shares outstanding – basic	235	206	236	203
Unvested restricted shares	—	1	—	1
Weighted average shares outstanding – diluted	235	207	236	204

(Loss) Earnings per share - Basic(1)	$(1.17)	$0.02	$(5.19)	$0.90
(Loss) Earnings per share - Diluted(1)	$(1.17)	$0.02	$(5.19)	$0.90

(1)	Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2020 and 2019 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of September 30, 2020, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

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

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and Hotel Adjusted EBITDA to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Total consolidated hotel revenue	$95	$650	$714	$1,975
Other revenues	3	22	25	59
Total revenues	$98	$672	$739	$2,034

Hotel Adjusted EBITDA	$(76)	$183	$(93)	$573
Other revenues	3	22	25	59
Depreciation and amortization expense	(75)	(61)	(225)	(184)
Corporate general and administrative expense	(13)	(14)	(40)	(46)
Impairment and casualty loss, net	(2)	(8)	(696)	(8)
Acquisition costs	(9)	(59)	(10)	(65)
Other operating expenses	(6)	(23)	(31)	(61)
(Loss) gain on sales of assets, net	(1)	1	62	20
Interest income	—	2	2	5
Interest expense	(59)	(33)	(149)	(98)
Equity in (losses) earnings from investments in affiliates	(7)	3	(16)	18
Income tax expense	(1)	—	(14)	(12)
Other loss, net	(3)	(1)	(6)	(1)
Severance expense	(24)	—	(26)	(2)
Other items	(3)	(3)	(9)	(8)
Net (loss) income	$(276)	$9	$(1,226)	$190

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	September 30, 2020	December 31, 2019
	(in millions)
Consolidated hotels	$10,828	$11,236
All other	25	54
Total assets	$10,853	$11,290

Note 13: Commitments and Contingencies

As of September 30, 2020, we had outstanding commitments under third-party contracts of approximately $23 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of the sale process.  We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $7 million related to ongoing claims as of September 30, 2020 with respect to an audit by the Australian Tax Office (“ATO”) related to the sale of the Hilton Sydney in June 2015. This amount could change as more information becomes available about the progress of Hilton’s defense against the ATO’s claim.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition and that of our hotel management companies, and measures (including through potential alternative sources of revenue) being taken in response to, COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the potential adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. The extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors discussed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and our Annual Report on Form 10-K for the year ended December 31, 2019, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Events

COVID-19 Effect on Our Business

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had a significant effect on the lodging industry and our company.  We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our company.  The effects of COVID-19, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have had and continue to have a significant adverse effect on the hospitality industry, including our business, and have contributed to a significant decrease in business and consumer spending, with a particularly dramatic effect on travel and hospitality spending. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at certain of our hotels, the majority of which have now reopened, and significantly reduced capacity at the remainder of our hotels. Temporary closings of other restaurants and hotels across entire regions also contributed to severely reduced overall lodging demand. There continues to be significant cancellations of existing reservations, including the vast majority of group business and events throughout the remainder of 2020 and the first-half of 2021 and significant reductions in new reservations.

Since the beginning of March, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which resulted in a decline in our operating cash flow. Changes in our monthly pro-forma metrics, which exclude results from property dispositions and include results from property acquisitions, for the first nine months of 2020 as compared to the same period in 2019 and pro-forma occupancy are as follows:

	Change in Pro-forma ADR	Change in Pro-forma Occupancy		Change in Pro-forma RevPAR	Pro-forma Occupancy
January	(1.0)%	1.6%	pts	1.2%	73.8%
February	(0.7)	0.9		0.4	79.2
March	(10.1)	(49.4)		(63.8)	33.3
Q1	(2.5)	(16.0)		(22.6)	61.7

April	(47.0)	(80.9)		(97.6)	3.9
May	(54.1)	(79.9)		(97.3)	4.9
June	(36.5)	(78.5)		(93.0)	9.7
Q2	(43.2)	(79.8)		(95.9)	6.1

July	(31.7)	(71.3)		(88.3)	14.7
August	(38.1)	(65.5)		(85.4)	20.3
September	(43.0)	(59.7)		(84.5)	22.3
Q3	(38.3)	(65.6)		(86.1)	19.1

We believe that imposed or re-imposed government restrictions and the economic recession associated with COVID-19 will continue to significantly affect our business. We believe demand will remain significantly reduced as a result of ongoing mandatory travel restrictions, “social distancing,” and cost-saving measures, as companies continue to reduce non-essential travel and as conferences and events are cancelled and postponed. We do not expect to realize a material improvement in our results until medical advances (e.g., therapeutics, vaccines) are made available that will allow business traveler and general consumer confidence related to risks associated with the COVID-19 pandemic to improve and various government restrictions on travel, freedom of movement and the operations of our hotels are lifted. Although we were able to recommence operations at reduced capacity at most of our previously suspended hotels during the second and third quarters, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences increase and the long-term impacts on consumer attitudes to travel, and we cannot predict whether our reopened hotels will be forced to suspend operations again or decrease capacity in the future, including as a result of government regulation, an increase in the number of COVID-19 cases or changes in business and other consumer preferences for travel. The pandemic has had a prolonged effect on travel within and to the United States, where all of our properties are located. In addition, due to the effects of COVID-19, during the nine months ended September 30, 2020, we recognized $607 million of impairment losses for goodwill and $90 million of impairment losses primarily related to one of our hotels resulting from a significant decline in market value. Further, economic uncertainty generally will make it more difficult to execute on our external growth strategy. These factors lead us to believe that our operating results will continue to be adversely affected by COVID-19 through the remainder of 2020 and at least the early part of 2021.

We and our hotel managers have taken various actions to mitigate the effect on our business including cost saving initiatives to reduce costs at our hotels. During the first quarter of 2020, we temporarily suspended operations at 38 of our 60 hotels, deferred approximately $150 million of the $200 million in capital expenditures previously budgeted for 2020, reduced expected 2020 capital spending to approximately $50 million, suspended dividend payments following the payment of the first quarter 2020 dividend, which was paid on April 15, 2020, and drew on our $1 billion revolving credit facility (the “Revolver”) as a precautionary measure to increase liquidity and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. In May 2020, despite headwinds in the debt market, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC (“PK Domestic”) and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million 7.500% senior secured notes due 2025 (“2025 Senior Secured Notes”). We used $219 million of the net proceeds to partially repay the Revolver and $69 million of the net proceeds to partially repay the term loan due December 2021 (“2016 Term Loan”). We also repaid an additional $100 million of the Revolver with existing cash. In September 2020, we issued an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”).  Net proceeds from the 2028 Senior Secured Notes offering were used to repay the 2016 Term Loan in full and to repay $80 million of our outstanding balance under the Revolver, which may be redrawn.

Since originally suspending operations, we have commenced the phased reopening of 26 of our hotels at limited capacity. The timing of fully reopening our hotels will depend primarily on government restrictions imposed or re-imposed, health official recommendations and market demand. The status of our hotels as of November 6, 2020 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	41	16,831
Consolidated Suspended	12	12,100
Total Consolidated	53	28,931
Unconsolidated Open	7	4,297
Total Hotels	60	33,228

We cannot predict whether we will be able to resume operations at any of our other suspended hotels or whether our reopened hotels will be forced to suspend operations again in the future. However, we currently expect to open an additional 2 hotels during the fourth quarter of 2020, which would bring the total open hotel count to 50 hotels and account for 74% of our total room count, with the remaining 10 suspended hotels expected to open by the first quarter of 2021.

We continue to proactively pursue alternative sources of revenue from applicable government authorities and hospitals, such as providing temporary lodging for first responders, other medical personnel, military personnel, displaced guests and residents of communities where our hotels are located, colleges and universities, and professional sports associations.

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

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities have begun to lift quarantines, "shelter in place" orders and other similar restrictions, the timing and approach differs in different locations and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2020. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see “Part II – Item 1.A. Risk Factors” included in this Quarterly Report on Form 10-Q.

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

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from acquisitions, dispositions and other factors to our results of operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. Change from other factors primarily relates to the effects of COVID-19.

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

The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) income	$(276)	$9	$(1,226)	$190
Depreciation and amortization expense	75	61	225	184
Interest income	—	(2)	(2)	(5)
Interest expense	59	33	149	98
Income tax expense	1	—	14	12
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	7	11	19
EBITDA	(139)	108	(829)	498
Loss (gain) on sales of assets, net	1	(1)	(62)	(20)
Acquisition costs	9	59	10	65
Severance expense	24	—	26	2
Share-based compensation expense	4	4	10	12
Impairment and casualty loss, net	2	8	696	8
Other items	10	2	20	(2)
Adjusted EBITDA	(89)	180	(129)	563
Less: Adjusted EBITDA from investments in affiliates	2	(9)	2	(31)
Add: All other(1)	11	12	34	41
Hotel Adjusted EBITDA	$(76)	$183	$(93)	$573

(1)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(276)	$5	$(1,223)	$183
Depreciation and amortization expense	75	61	225	184
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Loss (gain) on sales of assets, net	1	(1)	(62)	(20)
Gain on sale of investments in affiliates(1)	—	—	(1)	—
Impairment loss	2	—	697	—
Equity investment adjustments:
Equity in losses (earnings) from investments in affiliates	7	(3)	16	(18)
Pro rata FFO of investments in affiliates	(5)	6	(9)	27
Nareit FFO attributable to stockholders	(197)	67	(360)	353
Casualty loss (gain), net	—	7	(1)	7
Acquisition costs	9	59	10	65
Severance expense	24	—	26	2
Share-based compensation expense	4	4	10	12
Other items(2)	11	3	48	1
Adjusted FFO attributable to stockholders	$(149)	$140	$(267)	$440
Nareit FFO per share - Diluted(3)	$(0.84)	$0.33	$(1.53)	$1.73
Adjusted FFO per share - Diluted(3)	$(0.63)	$0.68	$(1.13)	$2.16

(1)	Included in other loss, net.
(2)	For the nine months ended September 30, 2020, includes $30 million of tax expense on hotels sold during the period.
(3)	Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•

Property Acquisitions: On May 5, 2019, the Company, PK Domestic and PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”). As a result of the Merger, we acquired 18 hotels, two of which were disposed of in December 2019. The results of operations of these hotels prior to acquisition for the three and nine months ended September 30, 2019 are not included in our consolidated results.

•

Property Dispositions: Since January 1, 2019, we disposed of 8 consolidated hotels excluding the 2 hotels acquired in the Merger that were subsequently sold. As a result of these dispositions, our revenues and operating expenses decreased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The results of operations during our period of ownership of these hotels are included in our consolidated results.

•

COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic recession resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the three and nine months ended September 30, 2020 will not be comparable to the same periods in 2019.

Hotel Revenues and Operating Expenses

	Three Months Ended September 30,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$70	$430	$(360)	$1	$(11)	$(350)
Food and beverage revenue	10	156	(146)	(2)	(4)	(140)
Ancillary hotel revenue	15	64	(49)	3	(1)	(51)
Rooms expense	30	114	(84)	4	(2)	(86)
Food and beverage expense	18	117	(99)	—	(2)	(97)
Other departmental and support expense	64	153	(89)	9	(5)	(93)
Other property-level expense	84	54	30	12	(2)	20
Management fees expense	2	32	(30)	—	(1)	(29)

(1)	Change from other factors primarily relates to the effects of COVID-19.

	Nine Months Ended September 30,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$453	$1,267	$(814)	$72	$(54)	$(832)
Food and beverage revenue	174	534	(360)	16	(17)	(359)
Ancillary hotel revenue	87	174	(87)	12	(3)	(96)
Rooms expense	162	334	(172)	26	(10)	(188)
Food and beverage expense	155	371	(216)	17	(10)	(223)
Other departmental and support expense	296	453	(157)	49	(21)	(185)
Other property-level expense	200	152	48	32	(6)	22
Management fees expense	27	101	(74)	3	(3)	(74)

(1)	Change from other factors primarily relates to the effects of COVID-19.

Other revenue and Other expense

During the three months ended September 30, 2020, we permanently suspended operations at two of our three laundry facilities and expect to permanently suspend operations at our third laundry facility in the fourth quarter of 2020.  The decrease in support revenue is due to lower cost reimbursements as a result of these operations being suspended at most hotels that have a service arrangement with Hilton Grand Vacations (“HGV”).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Laundry revenue	$—	$3	(100.0)%	$2	$9	(77.8)%
Support service revenue	3	19	(84.2)	23	50	(54.0)
Total other revenue	$3	$22	(86.4)%	$25	$59	(57.6)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Laundry expense	$5	$4	25.0%	$10	$13	(23.1)%
Support services expense	1	19	(94.7)	21	48	(56.3)
Total other expense	$6	$23	(73.9)%	$31	$61	(49.2)%

Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$9	$10	(10.0)%	$29	$33	(12.1)%
Share-based compensation expense	4	4	—	10	12	(16.7)
Disposition costs	—	—	—	1	1	—
Severance expense	—	—	—	2	1	100.0
Total corporate general and administrative	$13	$14	(7.1)%	$42	$47	(10.6)%

Acquisition costs

During the nine months ended September 30, 2020, we incurred $10 million of acquisition costs, primarily as a result of $9 million of transfer tax in connection with the Merger Agreement with Chesapeake based on new information received during the period. Acquisition costs of $59 million and $65 million for the three and nine months ended September 30, 2019, respectively, primarily related to costs incurred in connection with the entry into the Merger Agreement with Chesapeake.

Impairment and casualty loss, net

During the nine months ended September 30, 2020, we recognized a net loss of $696 million primarily as a result of $607 million of impairment losses related to our goodwill and $90 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value because of COVID-19.

Gain on sales of assets, net

During the nine months ended September 30, 2020, we recognized a net gain of $62 million primarily as a result of the sale of two of our consolidated hotels. Refer to Note 3: “Acquisitions and Dispositions” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

During the nine months ended September 30, 2019, we recognized a net gain of $20 million as a result of the sale of five of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$63	$63	—%
Mortgage Loans	5	3	66.7	16	7	NM(2)
2016 Term Loan(3)	4	7	(42.9)	15	22	(31.8)
2019 Term Facility(4)	5	1	NM(2)	15	1	NM(2)
Revolver	6	—	NM(2)	14	—	NM(2)
2025 Senior Secured Notes	13	—	NM(2)	17	—	NM(2)
2028 Senior Secured Notes	2	—	NM(2)	2	—	NM(2)
Other	3	1	NM(2)	7	5	40.0
Total interest expense	$59	$33	78.8%	$149	$98	52.0%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	Percentage change is not meaningful.
(3)

The 2016 Term Loan was entered into in December 2016, with a maturity date of December 2021. We repaid the 2016 Term Loan by $50  million and $69 million in December 2019 and June 2020, respectively. The 2016 Term Loan was fully repaid in September 2020.

(4)

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

Interest expense increased during three and nine months ended September 30, 2020 as compared to the same periods in 2019 as a result of $310 million in mortgage loans assumed in connection with the Merger, borrowings under the 2019 Term Facility to fund the Merger, the $1 billion drawn under the Revolver in March 2020 (of which $319 million and $80 million was repaid during the second and third quarters of 2020, respectively), and the issuances of our $650 million 2025 Senior Secured Notes and $725 million 2028 Senior Secured Notes, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020.

Income tax expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Percent Change	2020	2019	Percent Change
	(in millions)			(in millions)
Income tax expense	$1	$—	100.0%	$14	$12	16.7%

Income tax expense for the nine months ended September 30, 2020 includes $30 million of income tax expense from hotels sold during the period, partially offset by a TRS income tax benefit of $20 million from utilizing the NOL carryback provisions of the CARES Act. Refer to Note 9: “Income Taxes” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information

Income tax expense for the nine months ended September 30, 2019 includes $7 million of income tax liabilities associated with our taxable operations and $2 million of built-in gain tax recognized on hotels disposed during 2019, beyond that of our previously recognized deferred tax liabilities.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2020, we had total cash and cash equivalents of approximately $1.1 billion and $35 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19 including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events–COVID-19 Effect on Our Business”, we expect our cash flow from operations through the remainder of 2020 and the first-half of 2021 to be significantly lower than in the past. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020, issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including: temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and deferrals of approximately $150 million of the $200 million in capital expenditures budgeted for 2020. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

While operations have been significantly reduced, and in some cases remain suspended, at most of our hotels, the duration and extent of the effects of COVID-19 remain unknown, and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. Based on our average monthly burn rate of $50 million for the third quarter which takes into account current operations from both open and suspended hotels and uses an accrual-based methodology, and as a result of the above-mentioned cost-reduction efforts and the overall strength of our balance sheet, absent any debt required to be repaid, we currently expect to have over two and a half years of liquidity available to meet our financial obligations. This estimate does not take into account capital expenditures (which were reduced by 75% in 2020 to approximately $4 million per month) or any possible alternative sources of revenue that may arise or any hotel property dispositions for the remainder of the year or payment of future cash dividends, if any. The estimated burn rate amount has not been reduced by any amount available to us under existing or future debt facilities, or proceeds from issuance of any additional debt, equity or equity-linked securities.

With the net proceeds from our Revolver borrowings during 2020, net proceeds from the offering of our 2025 Senior Secured Notes and 2028 Senior Secured Notes and the proceeds from the sales of two consolidated hotels during the first quarter of 2020, we have sufficient liquidity to pay our 2021 debt maturities and to fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry begins to recover. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us.  However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.  In May and September 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extending the maturity of the Revolver and extending the waiver period for the testing of the financial covenants, placed certain restrictions on the Company. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness (including the 2025 Senior Secured Notes and 2028 Senior Secured Notes), capital expenditures for renovations and maintenance at our hotels (to the extent not deferred for 2020), corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the impact of COVID-19 on the global economy, including a sustained decline in our performance, we were able to access the debt capital markets during the second and third quarters of 2020 and complete our inaugural notes offering for our 2025 Senior Secured Notes as well as the offering of our 2028 Senior Secured Notes. However, it may be difficult or costly for us to raise additional debt or equity capital in the future to fund long-term liquidity requirements.

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021.  Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No common stock was repurchased during the three months ended June 30, 2020 or three months ended September 30, 2020. As of September 30, 2020, approximately $234 million remained available for stock repurchases. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. In addition, our credit facility and term loan amendments impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2020	2019	Percent Change
	(in millions)
Net cash (used in) provided by operating activities	$(274)	$349	NM(1)
Net cash provided by (used in) investing activities	136	(855)	NM(1)
Net cash provided by financing activities	921	445	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income or losses generated at our hotels.

The $623 million decrease in net cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to a decrease in cash from operations related to the effects of COVID-19 coupled with an increase in cash paid for interest of $28 million.

Investing Activities

The $136 million in net cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to $207 million in net proceeds received from the sale of hotels, partially offset by $70 million in capital expenditures.

The $855 million in net cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to the $913 million used in the acquisition of Chesapeake and $182 million used for capital expenditures for property and equipment at our hotels, partially offset by $230 million in net proceeds received from the sale of hotels.

Financing Activities

The $921 million in net cash provided by financing activities for the nine months ended September 30, 2020 is primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, the issuance of our $650 million 2025 Senior Secured Notes and $725 million 2028 Senior Secured Notes, partially offset by $1.1 billion of debt repayments, $241 million in dividends paid and the repurchase of 4.5 million shares of our common stock for $66 million.

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

Debt

As of September 30, 2020, our total indebtedness was approximately $5.1 billion, including $601 million of borrowings from our Revolver, $650 million of 2025 Senior Secured Notes and $725 million of 2028 Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2020 included construction contract commitments of approximately $23 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. As a liquidity preservation initiative to mitigate the effects of COVID-19, we have deferred approximately $150 million of the originally budgeted $200 million of capital expenditures for 2020. None of these deferred expenditures will affect the ability of the hotels to quickly resume operations once normal travel patterns return. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the (“Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

COVID-19 has disrupted and has had a significant adverse effect on, and will continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows. Since late February, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio, and by March 31, 2020, we had temporarily suspended operations at 38 of our 60 properties (12 of which are still suspended as of November 6, 2020). The remainder of our properties are currently operating at reduced levels. We may need or elect to temporarily suspend the operations at additional hotels in the future as a result of the COVID-19 pandemic. Additionally, the vast majority of our group business through the remainder of 2020 has now been canceled and we are seeing a significant reduction in new reservations. Additionally, travel, especially business and leisure travel in the United States, where all of our hotels are located, has continued to be adversely affected as result of COVID-19. It is not currently known when the suspended operations at our hotel properties will resume at any level, when our hotels operating at a reduced capacity will return to regular operations or if we will need to suspend operations or decrease capacity at additional hotel properties in the future, including as a result of government regulation, an increase in the number of COVID-19 cases or changes in business and other consumer preferences for travel.

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

•

our estimated burn rates are subject to numerous risks and uncertainties, including uncertainties related to hotel working capital needs as well as the terms of any financing available to us. Accordingly, it is possible that our monthly burn rate could be significantly higher than the levels we currently anticipate, which could mean we do not have sufficient liquidity to withstand the suspension of our operations for the remainder of 2020;

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

The spread of COVID-19 and the recent developments surrounding the global pandemic are having an unprecedented adverse impact on the hospitality industry. As a result, during the nine months ended September 30, 2020, we recognized $607 million of impairment losses for goodwill and $90 million of impairment losses related to certain of our assets resulting from a significant decline in market value of those assets. We can provide no assurance that a further material impairment loss of assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our business.  Further impairment losses could have a material adverse effect on our financial condition and operating results and our ability to secure financing.

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

During the nine months ended September 30, 2020, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)
January 1, 2020 through January 31, 2020	9,248	$22.99	—	$300
February 1, 2020 through February 29, 2020	75,032	$23.57	—	$300
March 1, 2020 through March 31, 2020	4,557,446	$14.48	4,550,882	$234
April 1, 2020 through April 30, 2020	224	$6.50	—	$234
May 1, 2020 through May 31, 2020	2,027	$8.64	—	$234
June 1, 2020 through June 30, 2020	70	$11.96	—	$234
July 1, 2020 through July 31, 2020	313	$9.63	—	$234
August 1, 2020 through August 31, 2020	151	$8.27	—	$234
September 1, 2020 through September 30, 2020	5,116	$11.31	—	$234
	4,649,627		4,550,882

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

4.1

Indenture, dated as of September 18, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on September 18, 2020).

10.1

Fourth Amendment to Credit Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 14, 2020).

10.2

Second Amendment to Loan Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 14, 2020).

10.3

Increasing Lender Supplement, dated as of September 14, 2020, among Park Intermediate Holdings LLC, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on September 14, 2020).

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

Park Hotels & Resorts Inc.

Date: November 6, 2020	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2020	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)