Form 10-K
period 2020-12-31
Park Hotels & Resorts Inc.
filed 2021-02-26
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,313 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 19, 2021 was 236,376,542.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, the impact to our business and financial condition and that of our hotel management companies, and measures (including through potential alternative sources of revenue) being taken in response to, COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “hopes” or the negative version of these words or other comparable words.

You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Currently, one of the most significant factors continue to be the adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 continues to affect us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Definitions

Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:

•

“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude: (i) gains or losses on sales of assets for both consolidated and unconsolidated investments; (ii) costs associated with hotel acquisitions or dispositions expensed during the period; (iii) severance expense; (iv) share-based compensation expense; (v) impairment losses and casualty gains or losses; and (vi) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.

•

“Adjusted FFO attributable to stockholders” means Nareit funds from (used in) operations (“FFO”) attributable to stockholders (as defined below), as further adjusted to exclude: (i) costs associated with hotel acquisitions or dispositions expensed during the period; (ii) severance expense; (iii) share-based compensation expense; (iv) casualty gains or losses, and (v) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure.

•	“ADR” or “average daily rate” represents rooms revenue divided by total number of room nights sold in a given period.
•

“EBITDA” reflects net income (loss) excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings (losses) from investments in affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.

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

•

“Hotel Adjusted EBITDA” measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels but excluding hotels owned by unconsolidated affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA, which is a non-GAAP financial measure.

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

PART I

Item 1. Business

Our Company

We are the second largest publicly-traded lodging real estate investment trust (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We were originally formed as Hilton Hotels Corporation, a Delaware corporation, in 1946 and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton Parent completed the spin-off that resulted in our establishment as an independent, publicly traded company. As of February 26, 2021, our portfolio consists of 60 premium-branded hotels and resorts with over 33,000 rooms, primarily located in prime United States (“U.S.”) markets with high barriers to entry. Over 86% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

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

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT.

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•

Maximizing Hotel Profitability through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. The novel strain of coronavirus and the disease it causes (“COVID-19”) has challenged the lodging industry in many ways, and, working with our hotel managers, we have adapted our operational approach and implemented measures in an effort to ensure the safety of both hotel guests and employees and minimize losses. Examples of such measures include temporarily halting operations at hotels; seeking alternative, non-traditional sources of demand; consolidating demand into fewer hotels in markets where we have multiple assets; reducing the available rooms at hotels to help mitigate expenses; consolidating or eliminating managerial positions to reduce payroll; and limiting food and beverage operations for both safety considerations and cost controls.  As we move into what we expect to be a recovery phase, we will continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 8 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.

•

Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions, which we believe will enable us to further diversify our portfolio.  In September 2019, we completed the $2.5 billion acquisition of Chesapeake, which helped us to increase our scale and achieve greater diversification. Additionally, since our spin-off, we have sold or otherwise disposed of 24 hotels located in lower growth domestic and non-core international markets for a combined sales price of approximately $1.2 billion, providing us with liquidity to execute on a variety of strategic corporate initiatives. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.

•

Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet. We will focus on maintaining sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. In order to increase liquidity and extend debt maturities while dealing with the effects of COVID-19, we drew $1 billion from our revolving credit facility (“Revolver”) in March 2020 and issued $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and the term loan due December 2021 (“2016 Term Loan”)). In September 2020, we issued $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”) (a portion of which was used to repay the remaining amount outstanding under the 2016 Term Loan in full as well as a portion of the Revolver) and extended almost 90% of the Revolver commitments until 2023. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry begins to recover. We also deferred $150 million of the $200 million in capital expenditures previously budgeted for 2020 and plan to reduce capital expenditures to approximately $40 million for 2021, as we continue to prioritize hotel re-openings and cost mitigation efforts. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 26, 2021.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	25	22,045
DoubleTree by Hilton	Upscale	9	3,733
Embassy Suites by Hilton	Upper Upscale	5	1,259
W Hotels	Luxury	3	1,020
Hyatt Regency	Upper Upscale	2	940
Waldorf Astoria Hotels & Resorts	Luxury	2	813
Marriott	Upper Upscale	1	430
Marriott Tribute Portfolio	Upper Upscale	1	393
Curio - A Collection by Hilton	Upper Midscale	2	374
Le Meridien	Upper Upscale	1	360
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Hilton Garden Inn	Upscale	2	290
Hotel Indigo	Upper Upscale	1	210
Courtyard by Marriott	Upscale	1	204
Homewood Suites by Hilton	Upscale	1	195
Marriott Autograph Collection	Upper Upscale	1	171
Hampton by Hilton	Upper Midscale	1	131
Total		60	33,228

Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	39	23,212
Ground Lease	14	5,719
	53	28,931
Unconsolidated Joint Ventures(2)
Fee Simple	4	2,452
Ground Lease	3	1,845
	7	4,297
Total	60	33,228

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

Hotel Laundry Operations

During the year ended December 31, 2020, we permanently closed operations at our three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon. Revenue from our commercial laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2020, 2019 and 2018.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. When we evaluate the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment. As part of our asset management strategy, we also work with our various hotel managers to monitor environmental performance and support implementation of operational best practices. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. In addition, we have published our 2020 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance.

Our Principal Agreements

In order for us to continue to qualify as a REIT, independent third parties must operate substantially all of our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees, which, in turn have engaged third parties to operate these hotels pursuant to management agreements. Except for the Select Hotels, the hotels not leased to our TRS lessees are owned by TRSs, which have also engaged third parties to operate these hotels pursuant to management agreements. Certain of our hotels also have franchise agreements. We may, in the future, re-flag existing properties, acquire additional properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

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

Franchise Agreements

Twelve of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.

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

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 26, 2021, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of U.S. Properties (Excluding Properties Leased by Joint Ventures)
Embassy Suites Phoenix Airport	182	November 30, 2031	None
Portfolio of Five Hotels(1)	2,053	December 31, 2025	2 x 5 years(2)
Embassy Suites Austin Downtown South Congress	262	February 28, 2029	1 x 10 years(3)
Hilton Oakland Airport	360	January 19, 2034	None
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Boston Logan Airport	604	September 30, 2044	2 x 20 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(4) Renewal Rights 2 x 10 years; 1 x 5 years
Hyatt Regency Mission Bay Spa and Marina	438	January 31, 2056	None
Embassy Suites Kansas City Plaza	266	January 30, 2076(5)	Renewal Rights(5) 2 x 25 years
JW Marriott San Francisco Union Square	344	January 14, 2083	None
Leases of U.S. Properties by Joint Ventures
Embassy Suites Secaucus Meadowlands	261	October 31, 2021	None(6)
Hilton La Jolla Torrey Pines	394	June 30, 2067	1 x 10 years; 1 x 20 years(7)
Hilton San Diego Bayfront	1,190	December 31, 2071	None

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

(4)	Tenant has a right of first offer with respect to the property.
(5)	Lease expires on January 30, 2026; however, the renewal rights are included in the current lease term expiration as the landlord has the option to renew the lease.
(6)	In November 2020, the renewal option with the ground lessor was terminated.
(7)	Renewal rights are dependent on the amount of capital expenditures invested in the hotel during the term.

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

Environmental Matters

We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations (in the U.S. and Puerto Rico) and incur costs in complying with such requirements. These laws and regulations govern our operations including any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum projects; and wastewater disposal. In addition, as a current and former owner of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as personal injury, property damage, fines or other claims by third parties associated with environmental compliance or the presence of contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. In addition to our hotel accommodations, we previously operated certain laundry facilities. Some of our properties include older buildings, and some may have, or may historically have had impacts from current or historical site operations including dry-cleaning facilities, gasoline and auto service stations, underground storage tanks for heating oil and back-up generators, and other operations that may have caused environmental contamination. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination from leaking underground storage tanks or as a result of current or historical dry-cleaning operations, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for treatment or disposal, without regard to whether we complied with environmental laws in sending our wastes to such treatment or disposal sites. In some cases, we may be entitled to indemnification, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

REIT Qualification

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operated, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. To comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items.”

Insurance

We maintain insurance coverage for general liability, property, including business interruption, terrorism, and other risks with respect to our business for all of our hotels. We also maintain workers’ compensation insurance for our corporate employees and employees at our Select Hotels, while our managers maintain workers’ compensation insurance for their employees at our managed hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Human Capital

Employees

Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2020, we had 182 employees, including 85 corporate employees and 97 employees of the Select Hotels. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels, other than the Select Hotels. Although we generally do not manage employees at our hotels (other than the Select Hotels), we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

Diversity and Inclusion

We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process, and we are committed to enhancing diversity, equity and inclusion at Park. Our commitment to diversity is exemplified in our highly skilled and diverse board, which includes two female directors, and management team. The following charts summarize the gender and ethnic diversity of our workforce as of December 31, 2020:

Our commitment to being a positive catalyst for change by enhancing diversity and inclusion is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. In 2020, we established a Diversity & Inclusion Steering Committee, which is comprised of employees at our corporate headquarters and includes members of executive leadership, all corporate departments and a broad assortment of levels, genders, ages and races. The committee is dedicated to enhancing our focus on activities that increase awareness and take actions in support of equality, and it plans to develop partnerships and adopt new initiatives that support systematic change related to racism and diversity. To date, we have conducted a supplier and vendor diversity, equity and inclusion survey to identify opportunities to strengthen relationships with diverse suppliers and evaluate ways in which we can emphasize the value and benefit of a Diversity & Inclusion Policy for our top suppliers. All of our employees will be encouraged to take part in initiatives implemented by the Diversity & Inclusion Steering Committee.

Training and Development

Human capital development underpins our efforts to execute our strategy and continue to provide a high-level of service. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities, including training on diversity and inclusion, unconscious bias and other social issues, as well as an annual anti-bribery/anti-corruption training. All associates also participate in anti-harassment and compliance training at least once a year.

Additionally, we provide associates at corporate headquarters with leadership development programs, management development series programs, corporate technical “lunch and learn” trainings, REIT tax training, executive coaching and emotional intelligence training. Our leadership team encourages associates to continue education and professional certifications with time away from work and training budgets. Our Corporate Strategy and Design & Construction departments also participate in sustainability training, including Nareit’s ESG JumpStart workshop.

To support employee development, we conduct associate performance reviews with our corporate employees, which includes continuous feedback to encourage immediate and consistent feedback. Regular one-on-one feedback sessions are conducted in order to ensure feedback is current and to reinforce positive performance. We encourage our associates to participate in our Associate Satisfaction and Engagement Survey and undertake initiatives to improve areas identified in the survey.

Our Board of Directors receives regular reports on these initiatives to ensure that we continue to demonstrate our strong commitment to our employees, diversity and inclusion and other human capital matters.

Health, Safety and Well-being

We provide benefits to support our corporate employees and their families, including but not limited to medical, vision and dental insurance, gym memberships, a 401(k) match program, paid parental leave, and an employee assistance program. We also provide mindfulness training with dedicated coaches and leaders and emotional intelligence workshops.

Together with our hotel managers, we also aim to ensure the health, safety and well-being of all our employees and guests at our properties. For example, in 2020, we committed to the American Hotel & Lodging Association’s 5-Star Promise, which enhances policies, trainings and resources related to the safety of hotel employees and guests. We aim to promote health and well-being measures in our design and construction projects through the use of natural ventilation, daylighting and air and water quality monitoring. Hotel employee health and safety factors are designed into projects, which include alarm systems cameras, first aid locations and personal alert devices.

Community Engagement

We have a committee comprised of employees at our corporate headquarters that focuses on engagement with local communities and spearheads volunteer work. We introduced an annual event, which aims to concentrate our volunteer efforts around one central cause that all corporate headquarters’ employees can participate in if they desire. In 2020, we also supported over 14 organizations through charitable contributions, sponsorships and volunteer hours. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.

For additional information on the above matters, please review our 2020 Annual Corporate Responsibility Report on our website.

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

Risks Related to Our Business

The COVID-19 pandemic, including the resulting economic slowdown, travel restrictions and decrease in demand for our hotel properties, has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

The outbreak of COVID-19 has had and continues to have, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global and sustained impact of the outbreak and resulting control measures, including states of emergency, mandatory quarantines, "shelter in place" orders, border closures, and travel and large gatherings restrictions, have significantly decreased the demand for travel to our hotel properties. We have been and expect to continue to be negatively affected by these and other governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Center for Disease Control and Prevention and the World Health Organization. In addition, the COVID-19 pandemic has triggered a global economic slowdown.

COVID-19 has disrupted and has had a significant adverse effect on, and will continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels have reached historic lows in 2020. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 throughout our portfolio. Additionally, the vast majority of our group business through the first half of 2021 has now been canceled and we continue to see a significant reduction in new reservations. Additionally, travel, especially business and leisure travel in the United States, where all of our hotels are located, has continued to be adversely affected as result of COVID-19. It is not currently known when our hotels operating at a reduced capacity will return to regular operations, when demand for travel (including business and leisure travel and demand for conference space) will increase or if we will need to suspend operations or decrease capacity at additional hotel properties in the future, including as a result of increase or changes to government regulations, an increase in the number of COVID-19 cases or changes in business and other consumer preferences for travel.

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

•	limited opportunities to acquire new properties or the need to dispose of properties to meet liquidity needs;
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

•

unexpected increase in our cash burn rate, which is subject to numerous risks and uncertainties, including related to hotel working capital needs as well as the terms of any financing available to us, which could mean we do not have sufficient liquidity to withstand any sustained decreases in occupancy or RevPAR in 2021 from historical levels;

•	sustained reduction or elimination of quarterly dividends;
•	our ability to obtain bank lending or access the capital markets could deteriorate as a result of the pandemic, including its impact of our business and the economy;
•	our increased indebtedness and decreased operating revenues, which could increase our risk of default on our loans;
•	we may require additional indebtedness, which may contain even more restrictive covenants than our existing indebtedness or may require incremental collateral;
•	our dependence on our hotel managers, who are facing similar challenges from the COVID-19 pandemic;
•	disruptions in our supply chains, which may impact our hotels that are still operating;
•

disruptions in the continued service and availability of personnel, including our senior leadership team and key field personnel, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•	disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
•	benefits of government action to provide financial support to affected industries, including the travel and hospitality industry, may not be available to us or our operators.

Moreover, many of the risk factors set forth elsewhere in the below risk factors should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, historical data regarding our business, properties, results of operations, financial condition and liquidity prior to the first quarter of 2020 does not reflect the impact of the COVID-19 pandemic and related containment measures, and therefore comparability of our results between periods may be limited.

The significance, extent and duration of the impacts caused by the COVID-19 outbreak on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration (including the extent of any resurgences in the future), transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the timing of and manner in which containment efforts are reduced or lifted, the timing, efficacy, and availability and deployment of vaccinations and other treatments to combat COVID-19, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current or any future containment measures are reduced or lifted.  As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business or when, or if, we will be able to resume normal, pre-COVID-19 level operations.

The significant adverse effect that the COVID-19 pandemic has had on the hospitality industry is likely to cause impairment in our long-lived assets.

The spread of COVID-19 and the recent developments surrounding the global pandemic are having an unprecedented adverse impact on the hospitality industry. As a result, during the year ended December 31, 2020, we recognized $607 million of impairment losses for goodwill and $90 million of impairment losses related to certain of our assets resulting from a significant decline in market value of those assets. We can provide no assurance that a further material impairment loss of assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our business.  Further impairment losses could have a material adverse effect on our financial condition and operating results and our ability to secure financing.

We face various risks posed by our acquisition activities.

A key element of our business strategy is identifying and consummating acquisitions of additional hotels and portfolios. We can provide no assurances that we will be successful in identifying attractive hotels in the future or that, once identified, we will be successful in consummating future acquisitions. We also face significant competition for attractive investment opportunities, which may impact our ability acquire certain hotels or portfolios that we deem attractive at a favorable price, pursuant to acceptable terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially increase our costs or impede our growth.

We may continue to seek to sell certain hotels as we seek to pursue growth and diversification through prudent capital allocation.  However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operation results and cash flows.

Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict whether we will be able to sell any hotel we desire to for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale of the hotel. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements, be required to expend funds to correct defects or make capital improvements or, as a result of required debt repayment, face a shortage of liquidity. In addition, many of our hotel management and franchise agreements generally contain restrictive covenants that limit or restrict our ability to sell a hotel free of the management or franchise encumbrance other than to permitted transferees, and as a result we may be prohibited from taking disposition actions that would otherwise be in our and our stockholders’ best interests.

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In addition, our ability to dispose of some of our hotels could be constrained by their tax attributes. Many of our hotels, including related ancillary personal property, may have low tax bases. If we dispose of these hotels in taxable transactions, we may be required to pay tax on the sale and will be required distribute the after-tax gain to our stockholders under the requirements of the Code applicable to REITs, which, in turn, would impact our cash flow.  Therefore, as a result of the foregoing events or circumstances, we may not be able to adjust the composition of our portfolio promptly, on favorable terms or at all in response to changing economic, financial and investment conditions, which may adversely affect our cash flows and our ability to make distributions to stockholders.

We are subject to risks associated with the concentration of our portfolio in the Hilton family of brands. Any deterioration in the quality or reputation of the Hilton brands could have an adverse effect on our reputation, business, financial condition or results of operations.

A majority of our properties currently utilize brands owned by Hilton and participate in the Hilton Honors guest loyalty and rewards program. As a result, our ability to attract and retain guests depends, in part, on the public recognition of the Hilton brands and their associated reputation. Changes in ownership or management practices, the occurrence of accidents or injuries, force majeure events, crime, individual guest notoriety or similar events at our hotels or other properties managed, owned or leased by Hilton can harm our reputation, create adverse publicity, subject us to legal claims and cause a loss of consumer confidence in our business. If the Hilton brands become obsolete or consumers view them as unfashionable or lacking in consistency and quality, we may be unable to attract guests to our hotels, which could adversely affect our business, financial condition or results of operations. In addition, any adverse developments in Hilton’s business and affairs, reputation or financial condition could impair its ability to manage our properties and could have a material adverse effect on us.

Hilton Honors guest loyalty program allows program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits, including free rooms and other items of value. The program is an important aspect of our business and of the affiliation value of a majority of our hotels. Changes to the Hilton Honors loyalty program, which we do not control, or our access to it could negatively impact our business.  If the program deteriorates or materially changes in an adverse manner, or if currently tax-exempt program benefits become subject to taxation such that a material number of Hilton Honors members choose to no longer participate in the program, our business, financial condition or results of operations could be materially adversely affected.

Contractual and other disagreements with or involving our current and future third-party hotel managers and franchisors could make us liable to them or result in litigation costs or other expenses.

Our management and franchise agreements require us and our managers to comply with operational and performance conditions that are subject to interpretation and could result in disagreements, and we expect this will be true of any management and franchise agreements that we enter into with future third-party hotel managers or franchisors. We cannot predict the outcome of any arbitration or litigation related to such agreements, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any third-party. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

We are dependent on the performance of our managers and could be materially and adversely affected if our managers do not properly manage our hotels or otherwise act in our best interests or if we are unable to maintain a good relationship with our third-party hotel managers.

In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. Except for the Select Hotels, we lease substantially all of our hotels to our TRS lessees. Our TRS lessees and the TRSs that own our hotels, in turn, have entered into management agreements with third-party managers to operate our hotels. We could be materially and adversely affected if any third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and could be held financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, our third-party hotel managers manage, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, third-party managers may make decisions regarding competing lodging facilities that are not in our best interests.

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

Our hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, including personally identifiable information of hotel guests, including credit card numbers.

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on our hotel managers to protect proprietary and customer information from these threats. Any compromise of our own network or hotel managers’ networks could result in a disruption to our booking or sales systems or other operations, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure or loss of customer or proprietary information could result in damage to the hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, any of which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through system or user error, physical or electronic break-ins, computer viruses, or attacks by hackers.  Any such breach could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, monetary losses or regulatory penalties which could be significant.

Costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.

The terms of our franchise and brand management agreements generally require us to meet specified operating standards and other terms and conditions, and compliance with such standards may be costly.  Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which could materially and adversely affect our results of operations and profitability.

If we were to lose a brand license, the underlying value of a particular hotel could decline significantly (including from the loss of brand name recognition, marketing support, guest loyalty programs, brand manager or franchisor central reservation systems or other systems), which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Our efforts to develop, redevelop or renovate our properties, in connection with our active asset management strategy, could be delayed or become more expensive, which could reduce revenues or impair our ability to compete effectively.

If not maintained, the condition of certain of our properties could negatively affect our ability to attract guests or result in higher operating and capital costs. These factors could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including the following:  construction delays or cost overruns; delays in obtaining, or failure to obtain, zoning, occupancy and other required permits or authorizations; government restrictions on the size or kind of development; changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns; and lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects.  If our properties are not updated to meet guest preferences, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters or terrorist attacks.

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2020, hotels in New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans, Florida and Hawaii represented approximately 70% of our room count, with our hotels in Florida, San Francisco and Hawaii alone each representing greater than 11% of our room count. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.

If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities involving our properties, including as a result of terrorism, our profits could be reduced.

Because certain types of losses are uncertain, including natural disaster or other catastrophic losses, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Furthermore, certain of our properties may qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties, and we may not be permitted to rebuild such properties as they exist now or at all, regardless of insurance proceeds, if such properties are destroyed. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

In addition, we carry insurance to respond to both first-party and third-party liability losses related to terrorism under a program authorized by Congress following the September 11, 2001 terrorist attacks, which is set to expire in 2027.  If the program is not extended or renewed upon its expiration in 2027, or if there are changes to the program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

We have investments in joint venture projects, which limit our ability to manage third-party risks associated with these projects.

In certain cases, we are minority participants and do not control the decisions of the joint ventures in which we are involved. Consequently, actions by a co-venturer or other third-party outside of our control could expose us to claims for damages, financial penalties and reputational harm, any of which could adversely affect our business and operations. In addition, we may be unable to take action without the approval of our joint venture partners (including approving distributions even from joint ventures with positive cash flow), or our joint venture partners could take actions binding on the joint venture without our consent (including actions taken that are inconsistent with our business interest or goals).  Moreover, we may agree to guarantee indebtedness incurred by a joint venture or co-venturer or provide standard indemnifications to lenders for loss liability or damage occurring as a result of our actions or actions of the joint venture or other co-venturers. Such a guarantee or indemnity may be on a joint and several basis with a co-venturer, in which case we may be liable in the event that our co-venturer defaults on its guarantee obligation. The non-performance of a co-venturer’s obligations (including due to bankruptcy or inability of such party to meet their capital contribution or other financial obligations) may cause losses to us in excess of the capital we initially may have invested or committed.

In addition, preparing our financial statements requires us to have access to information regarding the results of operations, financial position and cash flows of our joint ventures. Any deficiencies in our joint ventures’ internal controls over financial reporting may affect our ability to report our financial results accurately or prevent or detect fraud. Such deficiencies also could result in restatements of, or other adjustments to, our previously reported or announced operating results, which could diminish investor confidence and reduce the market price for our shares. Additionally, if our joint ventures are unable to provide this information for any meaningful period or fail to meet expected deadlines, we may be unable to satisfy our financial reporting obligations or timely file our periodic reports, which could have a material adverse impact on our business, growth or liquidity, including our ability to access external sources of capital and our cost of capital.

We depend on external sources of capital for future growth. Any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To continue to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, including, but not limited to, macroeconomic changes, changes in market perceptions of our growth potential, fluctuations in the market price of our common stock, and changes in the terms of our indebtedness, any of which may be outside of our control, and which, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth, our cost of capital, our liquidity and our financial condition and results of operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.

While our hotel managers are generally responsible for hiring and maintaining the labor force at our hotels other than the Select Hotels, we are subject to the costs and risks generally associated with the hotel labor force, and increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. Labor costs can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. Except with respect to the employees of the Select Hotels, we do not have the ability to control the outcome of these negotiations.

We could be materially and adversely affected if we are found to be in breach of a ground lease or are unable to renew a ground lease.

Unless we purchase a fee interest in the land and improvements subject to our ground leases or extend the terms of these leases before their expiration, we will lose our right to operate these properties and we will not have any economic interest in the land or improvements at the expiration of our ground leases; therefore, we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. We can provide no assurances that we will be able to renew any ground lease upon its expiration at all or on favorable terms. In addition, if we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel.  Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. Additionally, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. If we were to lose the right to use a hotel, we would be unable to derive income from such hotel, which could adversely affect us.

Risks Related to Our Industry

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains and independent and local hotel owners and operators. We also face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners. New hotels may be constructed, and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

The lodging industry is subject to seasonal volatility, which is expected to contribute to fluctuations in our financial condition and results of operations.

The lodging industry is typically seasonal in nature. The periods during which our properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. This seasonality can be expected to cause periodic fluctuations in a hotel’s rooms revenues, occupancy levels, room rates and operating expenses. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. Consequently, volatility in our financial performance resulting from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

Governmental regulation may adversely affect the operation of our properties and our Company as a whole.

The hotel industry is subject to extensive U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food, building and zoning requirements and data protection, cybersecurity and privacy. We and our hotel managers are also subject to licensing and regulation by U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. We are also subject to certain environmental compliance costs, including associated air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with any such laws, including any required permits or licenses, or publicity resulting from actual or alleged compliance failures, could result in substantial fines or possible revocation of our authority to conduct some of our operations or otherwise have an adverse effect on our business.

Environmental laws may also impose potential liability on a current or former owner or operator of real property for, among other things, investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our properties. The presence or release of such toxic or hazardous substances at our currently or formerly owned or leased properties could result in limitations on or interruptions to our operations or in third-party claims for personal injury, property or natural resource damages, business interruption or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. Such claims and the need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, transportation or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so. Environmental, health and safety requirements have also become, and may continue to become, increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers. In addition, unlike other REITs, our active management of the Select Hotels subjects us to potential environmental liabilities associated with that business, which liabilities could be material.

Further, failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely impact our business or results of operations. If we fail to comply with the requirements of the ADA, we could be subject to fines, penalties, injunctive action, reputational harm and other business effects which could materially and negatively affect our performance and results of operations.

Risks Related to Our Indebtedness

Our indebtedness and other contractual obligations could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could divert our cash flow from operations for debt payments.

Our outstanding debt and other contractual obligations could have important consequences, including requiring a substantial portion of cash flow from operations to be dedicated to debt service payments, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, distributions to stockholders and to pursue future business opportunities and limiting our flexibility in planning for, or reacting to, changes in our business or market conditions, increasing our vulnerability to adverse economic, industry or competitive developments and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or could result in foreclosure of our hotels.

The debt agreements and instruments that govern our outstanding indebtedness, including our senior unsecured credit facilities and senior secured notes, impose significant financial and operating restrictions on us, including covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions, mergers or asset sales or transactions with affiliates. In addition, if we fail to satisfy the covenants contained in the credit facilities, our ability to borrow additional funds under the credit facilities may be restricted.  Furthermore, the credit agreements that govern our senior unsecured credit facilities contain certain affirmative covenants that require us to be in compliance with certain leverage, liquidity and other financial ratios and the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements. We cannot assure you that we will be able to comply with our financial or other covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will also risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.

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

We may be able to incur significant additional indebtedness in the future. We may also incur significant additional obligations, such as trade payables, without restrictions under our debt instruments. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. To the extent we incur additional debt, the substantial leverage risks described in the preceding two risk factors would increase.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2020, we have $1.3 billion of debt outstanding that is indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to USD-LIBOR or the exact time when LIBOR rates will cease to be published or supported, which may occur prior to the end of 2021.  Once a published

USD-LIBOR rate is unavailable, the interest rates on our debt which is indexed to USD-LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if USD-LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of USD-LIBOR may make one or more of the alternative methods impossible or impracticable to determine. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.

Risks Related to the Spin-Off

We may be responsible for U.S. federal income tax liabilities that relate to the spin-off.

Hilton Parent received a ruling (“IRS Ruling”) from the U.S Internal Revenue Service (“IRS”) regarding certain U.S. federal income tax aspects of the spin-off. The IRS Ruling received is binding on the IRS, however, the validity of the IRS Ruling is based upon and subject to the accuracy of factual statements and representations made to the IRS by Hilton Parent. As a result of the IRS’s ruling policy at the time of Hilton Parent’s submission, with respect to transactions under Section 355 of the Code, the IRS Ruling is limited to specified aspects of the spin-off under Section 355 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Hilton Parent’s common stock and to Hilton have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevailed at the time of the spin-off, the IRS Ruling could be invalidated.

If all or a portion of the spin-off does not qualify as a tax-free transaction for any reason, Hilton Parent may recognize a substantial gain for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Hilton consolidated group at the time of the spin-off (including us) would be jointly and severally liable for the resulting entire amount of any U.S. federal income tax liability. Additionally, if the distribution of HGV Parent common stock and/or the distribution of Park Parent common stock do not qualify as tax-free under Section 355 of the Code, Hilton Parent stockholders will be treated as having received a taxable dividend to the extent of Hilton Parent’s current and accumulated earnings and profits and then would have a tax-free basis recovery up to the amount of their tax basis in their shares and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

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

Pursuant to the Tax Matters Agreement, we agreed to indemnify Hilton Parent and HGV Parent for any tax liabilities resulting from certain actions we take, or fail to take, and Hilton Parent and HGV Parent agreed to indemnify us for any tax liabilities resulting from transactions entered into by Hilton Parent or HGV Parent. For additional detail, see “Spin-off Related Agreements—Tax Matters Agreement.”

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

In connection with the spin-offs, each of Hilton and HGV indemnified us with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or other agreements related to the spin-offs. There can be no assurance that the indemnities from each of Hilton and HGV will be sufficient to protect us against the full amount of these and other liabilities. Third parties also could seek to hold us responsible for any of the liabilities that Hilton and HGV have agreed to assume. Even if we ultimately succeed in recovering from Hilton or HGV any amounts for which we are held liable, we may be temporarily required to bear those losses. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

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

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. In addition, we may be subject to limitations on the ability to use our net operating loss carryovers to offset taxable income that we do not distribute. Thus, we could be required to borrow funds, raise additional equity capital, sell a portion of our assets at disadvantageous prices, issue securities or find another alternative to make distributions to stockholders. These options could increase our costs or reduce our equity.

Our transactions with our TRSs may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

The Code imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To continue to qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our rents from real property gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but there can be no assurance that the IRS will agree with this characterization, not challenge this treatment or that a court would not sustain such a challenge. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

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

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide no or only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

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

Our amended and restated certificate of incorporation and bylaws contains provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, the provisions:

•

include a restriction on ownership and transfer of our stock to prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock without the approval of our board of directors (the “Ownership Limitation”);

•

would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock (although we do not have a stockholder rights plan, and our policy is to either submit any such plan to stockholders for ratification or cause such plan to expire within a year);

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. Our amended and restated certificate of incorporation also contains other limitations, including the Ownership Limitation, and prohibits any person from: (1) beneficially or constructively owning, as determined by applying certain attribution rules of the Code, our stock if that would result in us being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT; (2) beneficially or constructively owning shares of our stock that would cause any person, including Hilton Parent, to fail to qualify as our eligible independent contractor; (3) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons; and (4) beneficially owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. In addition, there can be no assurances that our board, as permitted in the charter, will not decrease the Ownership Limitation to lower than 9.8% in the future.  These stock ownership limits, including the Ownership Limitation, might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 26, 2021:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,921
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 San Francisco - a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
Le Meridien San Francisco	FS	100%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hotel Indigo San Diego Gaslamp Quarter	FS	100%	210
Hilton Checkers Los Angeles	FS	100%	193
Hotel Adagio - Autograph Collection	FS	100%	171
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
Hilton Denver City Center	FS(2)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	550
Courtyard Washington Capitol Hill / Navy Yard	FS	100%	204
Florida
Hilton Orlando	JV, FS	20%	1,424
Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami - a Tribute Portfolio Resort	FS	100%	393
Casa Marina, A Waldorf Astoria Resort	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	647

Location	Type(1)	Ownership Percentage	Rooms
Illinois
Hilton Chicago	FS	100%	1,544
W Chicago - Lakeshore	FS	100%	520
W Chicago - City Center	FS	100%	403
Hilton Chicago/Oak Brook Suites	FS	100%	211
Hilton Garden Inn Chicago/Oak Brook Terrace	FS	100%	128
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
W New Orleans - French Quarter	FS	100%	97
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
Nevada
DoubleTree Hotel Las Vegas Airport	JV, FS(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	314
Embassy Suites Secaucus Meadowlands	JV, GL	50%	261
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	652
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	131
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC - Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Homewood Suites Seattle Convention Center Pike Street	FS	100%	195
Total			33,228

(1)	“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)	Certain portions of land or facilities are subject to lease.

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

Additionally, the Distribution Agreement and Tax Matters Agreement provide for cross-indemnities that, except as otherwise provided in the Distribution Agreement and Tax Matters Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Hilton, Hilton Grand Vacations and the Company with the appropriate company. See “Spin-off Related Agreements – Distribution Agreement” and “– Tax Matters Agreement” and Note 15: “Commitments and Contingencies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began “regular way” trading on the NYSE under the symbol "PK" on January 4, 2017.

Shareholder Information

At February 19, 2021, we had 13 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). To avoid paying tax on our income, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. Prior to the COVID-19 pandemic, we regularly declared quarterly cash dividends. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter 2020 dividend, we suspended our quarterly dividend.

Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (1) the amount required to be distributed to maintain our status as a REIT, (2) the amount of cash generated from our operating activities, (3) our expectations of future cash flows, (4) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (5) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (6) our ability to continue to access additional sources of capital, (7) any limitations on our distributions contained in our debt agreements, (8) the sufficiency of legally available assets, and (9) the restrictions on dividends under the indentures for the 2025 Senior Secured Notes and 2028 Senior Secured Notes.

Share Performance Graph

The following graph compares our cumulative total stockholder return since January 4, 2017 (the day our stock began “regular way” trading on the NYSE) against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index, the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”) and the Standard and Poor’s Corporation Composite 500 Index (“S&P 500 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on January 4, 2017, and that all dividends and other distributions were reinvested. We have historically presented the stock performance graph by comparing our cumulative total shareholder return against the cumulative total return of the S&P 500 Index and the Nareit Equity Index. We have decided to change from the S&P 500 Index to the S&P 400 Index as management believes the S&P 400 Index is more comparable to us which is demonstrated by the fact that we became a part of the S&P 400 Index in September 2019, with 2020 being the first full year that we were a part of the S&P 400 Index. Beginning with our Annual Report on Form 10-K for 2021, we will only present the cumulative total return of the S&P 400 Index and the Nareit Equity Index.

Total Return Performance
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
Index Value
1/4/2017
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
Park Hotels and Resorts
S&P 500 Index
S&P 400 Index
Nareit Equity Index

	1/4/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Park Hotels and Resorts Inc.	$100.00	$111.56	$108.81	$117.89	$84.45
S&P 500 Index	100.00	117.74	110.40	142.28	165.41
S&P 400 Index	100.00	112.07	98.07	121.65	136.02
Nareit Equity Index	100.00	105.23	100.36	126.45	116.34

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

We did not sell any equity securities during the fiscal year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

We did not receive any proceeds from registered securities during the fiscal year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)
January 1, 2020 through January 31, 2020	9,248	$22.99	—	$300
February 1, 2020 through February 29, 2020	75,032	$23.57	—	$300
March 1, 2020 through March 31, 2020	4,557,446	$14.48	4,550,882	$234
April 1, 2020 through April 30, 2020	224	$6.50	—	$234
May 1, 2020 through May 31, 2020	2,027	$8.64	—	$234
June 1, 2020 through June 30, 2020	70	$11.96	—	$234
July 1, 2020 through July 31, 2020	313	$9.63	—	$234
August 1, 2020 through August 31, 2020	151	$8.27	—	$234
September 1, 2020 through September 30, 2020	5,116	$11.31	—	$234
October 1, 2020 through October 31, 2020	67	$10.59	—	$234
November 1, 2020 through November 30, 2020	21	$10.48	—	$234
December 1, 2020 through December 31, 2020	—	$—	—	$234
	4,649,715		4,550,882

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021, and we do not currently anticipate renewing the stock repurchase program. Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. As of December 31, 2020, approximately $234 million remained available for stock repurchases. However, our credit facility and term loan amendments entered into during 2020 impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2018 financial condition and results of operations compared to 2019, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 14: “Geographic and Business Segment Information” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.

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

Recent Events

COVID-19 Effect on Our Business

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the lodging industry and our company.  We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our company. The effects of COVID-19, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have had and continue to have a significant adverse effect on the hospitality industry, including our business, and have contributed to a significant decrease in business and consumer spending, with a particularly dramatic effect on travel and hospitality spending. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at certain of our hotels, the majority of which have now reopened, and significantly reduced capacity at the remainder of our hotels. Temporary closings of restaurants and hotels across entire regions also contributed to severely reduced overall lodging demand. There continues to be significant cancellations of existing reservations, including the vast majority of group business and events throughout the first-half of 2021 and significant reductions in new reservations.

Since the beginning of March, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which resulted in a decline in our operating cash flow. Changes in our monthly and quarterly 2020 pro-forma metrics, which exclude results from property dispositions and include results from property acquisitions, as compared to the same periods in 2019, and pro-forma occupancy are as follows:

	Change in Pro-forma ADR	Change in Pro-forma Occupancy		Change in Pro-forma RevPAR	Pro-forma Occupancy
January	(1.0)%	1.6%	pts	1.2%	73.8%
February	(0.7)	0.9		0.4	79.2
March	(10.1)	(49.4)		(63.8)	33.3
Q1	(2.5)	(16.0)		(22.6)	61.7

April	(47.0)	(80.9)		(97.6)	3.9
May	(54.1)	(79.9)		(97.3)	4.9
June	(36.5)	(78.5)		(93.0)	9.7
Q2	(43.2)	(79.8)		(95.9)	6.1

July	(31.7)	(71.3)		(88.3)	14.7
August	(38.1)	(65.5)		(85.4)	20.3
September	(43.0)	(59.7)		(84.5)	22.3
Q3	(38.3)	(65.6)		(86.1)	19.1

October	(43.4)	(61.6)		(84.5)	23.3
November	(41.5)	(61.8)		(86.0)	19.5
December	(30.0)	(57.8)		(83.2)	18.3
Q4	(38.8)	(60.4)		(84.5)	20.4

We believe that imposed or re-imposed government restrictions and the economic contraction associated with COVID-19 will continue to significantly affect our business. We believe demand will remain significantly reduced as long as mandatory travel restrictions, “social distancing,” and cost-saving measures, such as the postponing or cancelling of non-essential business travel, remain in place. However, the announcements of COVID-19 vaccines in November 2020 and the reports of their initial effectiveness appear to have resulted in an improvement in traveler and general consumer sentiment. Although we were able to recommence operations at reduced capacity at most of our previously suspended hotels by the end of 2020, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to increase and the long-term impacts on consumer attitudes to travel. We cannot predict whether our reopened hotels will be forced to suspend operations again or decrease capacity in the future. We believe that the distribution of COVID-19 vaccines will eventually ease government regulation and decrease the number of COVID-19 cases, resulting in an improvement in business and other consumer preferences for travel. Due to the effects of COVID-19, during the year ended December 31, 2020, we recognized $607 million of impairment losses for goodwill and $90 million of impairment losses primarily related to one of our hotels resulting from a significant decline in market value. Further, economic uncertainty generally will make it more difficult to execute on our external growth strategy. These factors lead us to believe that our operating results will continue to be adversely affected by COVID-19 through at least the first-half of 2021.

We and our hotel managers have taken various actions to mitigate the effect of COVID-19 on our business including cost saving initiatives to reduce costs at our hotels. During the first quarter of 2020, we temporarily suspended operations at 38 of our 60 hotels, deferred approximately $150 million of the $200 million in capital expenditures previously budgeted for 2020, reducing expected 2020 capital spending to approximately $50 million, suspended dividend payments following the payment of the first quarter 2020 dividend, which was paid on April 15, 2020, and drew on our Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic. In May 2020, despite headwinds in the debt market, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC (“PK Domestic”) and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million 7.500% senior secured notes due 2025 (“2025 Senior Secured Notes”). We used $219 million of the net proceeds to partially repay the Revolver and $69 million of the net proceeds to partially repay the term loan due December 2021 (“2016 Term Loan”). We also repaid an additional $100 million of the Revolver with existing cash. In September 2020, we issued an aggregate of $725 million 5.875% senior secured notes due 2028 (“2028 Senior Secured Notes”).  Net proceeds from the 2028 Senior Secured Notes offering were used to repay the 2016 Term Loan in full and to repay $80 million of our outstanding balance under the Revolver, which may be redrawn. Additionally, we reduced budgeted 2021 capital expenditures to approximately $40 million.

Since originally suspending operations, we have commenced the phased reopening of 28 of our hotels at limited capacity. The timing of fully reopening our hotels will depend primarily on government restrictions imposed or re-imposed, health official recommendations and market demand. The status of our hotels as of February 26, 2021 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	43	20,338
Consolidated Suspended	10	8,593
Total Consolidated	53	28,931
Unconsolidated Open	7	4,297
Total Hotels	60	33,228

We cannot predict whether we will be able to resume operations at any of our other suspended hotels or whether our reopened hotels will be forced to suspend operations again in the future. However, we currently expect to open the remaining 10 suspended hotels by the end of the second quarter of 2021.

We continue to proactively pursue alternative sources of revenue from applicable government authorities and hospitals, such as providing temporary lodging for first responders, other medical personnel, military personnel, displaced guests and residents of communities where our hotels are located, colleges and universities, and professional sports associations.

In addition, the operating environment for us and our hotel managers could remain challenging if the current economic contraction extends beyond the lifting of government restrictions and reopening of our hotels. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand, and although these factors have seen improvement over the last 6 months, these metrics remain significantly below levels prior to the COVID-19 pandemic.  The exact impact, magnitude and duration of the economic contraction is unknown at this time.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic contraction, to be dictated by, among other things, its duration, the success of efforts to contain it, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19 and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions. For instance, recent government action to provide substantial financial support to affected industries could provide helpful assistance to the travel and hospitality industry, including our operators. However, we cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities have begun to lift quarantines, "shelter in place" orders and other similar restrictions, the timing and approach differs in different locations and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. These uncertainties make it difficult to predict operating results for our hotels for 2021. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels. For more information, see “Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Principal Components of and Factors Affecting Our Results of Operations

Revenues

Revenues from our hotels are primarily derived from two categories of customers: transient and group, which historically have accounted for approximately two thirds and one third, respectively, of our rooms revenue. Transient guests are individual travelers who are traveling for business or leisure. Group guests are traveling for group events that reserve rooms for meetings, conferences or social functions sponsored by associations, corporate, social, military, educational, religious or other organizations. Group business usually includes a block of room accommodations, as well as other ancillary services, such as meeting facilities, catering and banquet services. A majority of our food and beverage sales and other ancillary services are provided to customers who also are occupying rooms at our hotels. As a result, occupancy affects all components of revenues from our hotels. Due to the effects of COVID-19, we have experienced a greater shift to transient business as a result of the cancellation or postponement of business conferences and other group events.

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

Other. Primarily related to support services we provide to Hilton Grand Vacations (“HGV”) timeshare properties that have a presence within or adjacent to certain of our hotels, which include cost reimbursements for the costs of providing housekeeping, landscaping, general maintenance and other services plus a fee representing a percentage of cost reimbursements. Also included, revenue from our laundry business prior to permanent suspension of operations in 2020.

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, lower consumer confidence, outbreaks of pandemic or contagious diseases, and adverse political conditions can lower the revenues and profitability of our hotels. Further, competition for guests and the supply of services at our hotels affect our ability to sustain or increase rates charged to customers at our hotels. As a result, changes in consumer demand and general business cycles have historically subjected and could in the future subject our revenues to significant volatility. In addition, leisure travelers currently make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

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

Impairment loss and casualty (gain) loss, net. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Casualty gains are insurance proceeds for property damage claims that are in excess of any associated impairment loss recognized and clean-up and recovery costs incurred, less any insurance deductible.

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our hotels, as well as amortization of finite lived intangible assets.

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

Other. These costs include costs to provide support services to certain HGV timeshare properties and expenses for our laundry business.

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

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We define our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from acquisitions, dispositions and other factors to our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Change from other factors primarily relates to the effects of COVID-19.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;

•	Share-based compensation expense;
•	Impairment losses and casualty gains or losses; and
•	Other items that we believe are not representative of our current or future operating performance.

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

The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2020	2019
	(in millions)
Net (loss) income	$(1,444)	$316
Depreciation and amortization expense	298	264
Interest income	(2)	(6)
Interest expense	213	140
Income tax (benefit) expense	(6)	35
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	16	23
EBITDA	(925)	772
Gain on sales of assets, net	(62)	(19)
Gain on sale of investments in affiliates(1)	(1)	(44)
Acquisition costs	10	70
Severance expense	33	2
Share-based compensation expense	20	16
Impairment loss and casualty (gain), net	696	(18)
Other items(2)	35	7
Adjusted EBITDA	(194)	786
Less: Adjusted EBITDA from investments in affiliates	3	(37)
Add: All other(3)	44	53
Hotel Adjusted EBITDA	$(147)	$802

(1)	Included in other (loss) gain, net.
(2)

For the years ended December 31, 2020 and 2019, includes a $12 million and $7 million reserve, respectively, related to ongoing claims in connection with our obligation to indemnify Hilton under the spin-off agreements. Refer to Note 15: “Commitments and Contingencies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

(3)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present Nareit FFO attributable to stockholders and Nareit FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from (used in) operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), as net income (loss) attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by Nareit in its December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do. We calculate Nareit FFO per diluted share as our Nareit FFO divided by the number of fully diluted shares outstanding during a given operating period.

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

The following table provides a reconciliation of net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2020	2019
	(in millions)
Net (loss) income attributable to stockholders	$(1,440)	$306
Depreciation and amortization expense	298	264
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
Gain on sales of assets, net	(62)	(19)
Gain on sale of investments in affiliates(1)	(1)	(44)
Impairment loss	697	—
Equity investment adjustments:
Equity in losses (earnings) from investments in affiliates	22	(14)
Pro rata FFO of investments in affiliates	(10)	31
Nareit FFO attributable to stockholders	(500)	520
Casualty gain, net	(1)	(18)
Acquisition costs	10	70
Severance expense	33	2
Share-based compensation expense	20	16
Other items(2)	49	23
Adjusted FFO attributable to stockholders	$(389)	$613
Nareit FFO per share - Diluted(3)	$(2.12)	$2.44
Adjusted FFO per share - Diluted(3)	$(1.65)	$2.88

(1)	Included in other (loss) gain, net.
(2)	Includes $37 million and $15 million of tax expense associated with hotels sold during 2020 and 2019, respectively.
(3)	Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further discussed in the table of Hotel Revenues and Operating Expenses below:

•

Property Acquisitions: On May 5, 2019, the Company, PK Domestic and PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”). As a result of the Merger, we acquired 18 hotels, two of which were disposed of in December 2019. The results of operations of these hotels prior to acquisition for the year ended December 31, 2019 are not included in our consolidated results.

•

Property Dispositions: Since January 1, 2019, we disposed of ten consolidated hotels, including two hotels acquired in the Merger that were subsequently sold. As a result of these dispositions, our revenues and operating expenses decreased for the year ended December 31, 2020 as compared to the same period in 2019. The results of operations during our period of ownership of these hotels are included in our consolidated results.

•

COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic contraction resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the year ended December 31, 2020 will not be comparable to the same period in 2019.

Hotel Revenues and Operating Expenses

	Year Ended December 31,
	2020	2019	Change	Change from Property Acquisitions	Change from Property Dispositions	Change from Other Factors(1)

Rooms revenue	$526	$1,764	$(1,238)	$(2)	$(71)	$(1,165)
Food and beverage revenue	189	743	(554)	(8)	(23)	(523)
Ancillary hotel revenue	108	260	(152)	8	(4)	(156)
Rooms expense	193	467	(274)	10	(14)	(270)
Food and beverage expense	173	518	(345)	1	(15)	(331)
Other departmental and support expense	359	638	(279)	31	(29)	(281)
Other property-level expense	258	219	39	31	(12)	20
Management fees expense	30	139	(109)	(1)	(5)	(103)

(1)	Change from other factors primarily relates to the effects of COVID-19.

Other revenue and Other expense

During the year ended December 31, 2020, we permanently closed operations at all three of our laundry facilities resulting in a decrease in both laundry revenue and laundry expense.  The decreases in support services revenue and expense are due to reductions in expenses as well as lower cost reimbursements as a result of operations being suspended at most hotels that have a service arrangement with Hilton Grand Vacations (“HGV”).

	Year ended December 31,
	2020	2019	Percent Change
	(in millions)
Support services revenue	$27	$66	(59.1)
Laundry revenue	2	11	(81.8)%
Total other revenue	$29	$77	(62.3)%

	Year Ended December 31,
	2020	2019	Percent Change
	(in millions)
Support services expense	$26	$62	(58.1)%
Laundry expense	10	16	(37.5)
Total other expense	$36	$78	(53.8)%

Corporate general and administrative

	Year Ended December 31,
	2020	2019	Percent Change
	(in millions)
General and administrative expenses	$40	$43	(7.0)%
Share-based compensation expense	20	16	25.0
Disposition costs	1	2	(50.0)
Severance expense	2	1	100.0
Total corporate general and administrative	$63	$62	1.6%

Acquisition costs

During the year ended December 31, 2020, we incurred $10 million of acquisition costs, primarily as a result of $9 million of transfer tax in connection with the Merger with Chesapeake based on new information received during the year. Acquisition costs of $70 million for the year ended December 31, 2019 related to costs incurred in connection with the Merger.

Impairment loss and casualty (gain) loss, net

During the year ended December 31, 2020, we recognized a net loss of $696 million primarily as a result of $607 million of impairment losses related to our goodwill and $90 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value because of COVID-19.

During the year ended December 31, 2019, we recognized a net gain of $18 million within impairment loss and casualty (gain) loss, net in our consolidated statements of comprehensive (loss) income, which included a gain of $27 million for amounts recovered from insurance in excess of the insurance receivable and a loss of $9 million relating to property damage at certain of our hotels.

Gain on sales of assets, net

During the year ended December 31, 2020, we recognized a net gain of $62 million primarily as a result of the sale of two of our consolidated hotels. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

During the year ended December 31, 2019, we recognized a net gain of $19 million as a result of the sale of seven of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Year ended December 31,
	2020	2019	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$85	$85	—%
Mortgage Loans	22	13	69.2%
2016 Term Loan(2)	15	29	(48.3)%
2019 Term Facility(3)	20	8	150.0%
Revolver	19	—	NM(4)
2025 Senior Secured Notes	29	—	NM(4)
2028 Senior Secured Notes	12	—	NM(4)
Other	11	5	120.0%
Total interest expense	$213	$140	52.1%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	We repaid the 2016 Term Loan by $50 million and $69 million in December 2019 and June 2020, respectively. The 2016 Term Loan was fully repaid in September 2020.
(3)

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

(4)	Percentage change is not meaningful.

Interest expense increased in 2020 as a result of $310 million in mortgage loans assumed in connection with the Merger, borrowings under the 2019 Term Facility to fund the Merger, the $1 billion drawn under the Revolver in March 2020 (of which $319 million and $80 million was repaid during the second and third quarters of 2020, respectively), and the issuances of our $650 million 2025 Senior Secured Notes and $725 million 2028 Senior Secured Notes, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020.

Our current debt outstanding is approximately $5.1 billion at a weighted average interest rate of 4.6%, of which approximately 79% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7 “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Equity in (losses) earnings from investments in affiliates

The decrease in equity in earnings from investments in affiliates in 2020 compared to the same period in 2019 was primarily due to the effects of COVID-19.

Other (loss) gain, net

During the year ended December 31, 2020, we recognized a net loss of $15 million, which is primarily due to an additional $12 million reserve related to ongoing claims in connection with our obligation to indemnify Hilton under the spin-off agreements. Refer to Note 15: “Commitments and Contingencies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. The net gain of $45 million during December 31, 2019 primarily included a $7 million reserve related to these claims offset by a net gain of $44 million due to the sale of our ownership interest in the Conrad Dublin.

Income tax benefit (expense)

	Year Ended December 31,
	2020	2019	Percent Change
	(in millions)
Income tax benefit (expense)	$6	$(35)	NM(1)

(1)	Percentage change is not meaningful.

Income tax expense for the year ended December 31, 2020 includes $37 million of income tax expense associated with sales of hotels sold during the period, partially offset by a TRS income tax benefit of $24 million from utilizing the NOL carryback provisions of the CARES Act. Additionally, the year ended December 31, 2020 includes $22 million of a net tax benefit from the derecognition of deferred tax liabilities. Refer to Note 10: “Income Taxes” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Income tax expense for the year ended December 31, 2019 includes $15 million of income tax expense associated with the sales of hotels in 2019 and $9 million of income tax primarily associated with our taxable REIT subsidiaries.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2020, we had total cash and cash equivalents of $951 million and $30 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19, including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events–COVID-19 Effect on Our Business”, we expect our cash flows through the first-half of 2021 to be significantly lower than prior to COVID-19. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020 (which we subsequently partially repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including: temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and reductions in budgeted capital expenditures to approximately $40 million for 2021. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

While operations have been significantly reduced, and in some cases remain suspended, at most of our hotels, the duration and extent of the effects of COVID-19 remain unknown, and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. Based on an average monthly burn rate of $42 million, which takes into account current operations from both open and suspended hotels and uses an accrual-based methodology, and as a result of the above-mentioned cost-reduction efforts and the overall strength of our balance sheet, absent any debt required to be repaid, we currently expect to have 33 months of liquidity available to meet our financial obligations. This estimate does not take into account planned capital expenditures (which are expected to be approximately $40 million for 2021) or any possible alternative sources of revenue that may arise, any hotel property dispositions or payment of future cash dividends, if any. The estimated burn rate amount does not take into account any amount available to us under existing or future debt facilities, or proceeds from issuance of any additional debt, equity or equity-linked securities.

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

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness (including the 2025 Senior Secured Notes and 2028 Senior Secured Notes), capital expenditures for renovations and maintenance at our hotels, corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the impact of COVID-19 on the global economy, including a sustained decline in our performance, we were able to access the debt capital markets during the second and third quarters of 2020 and complete our inaugural notes offering for our 2025 Senior Secured Notes as well as the offering of our 2028 Senior Secured Notes. However, it may be difficult or costly for us to raise additional debt or equity capital in the future to fund long-term liquidity requirements.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred. As a result of COVID-19, our hotel managers have temporarily delayed contributions to the FF&E reserve accounts and in addition, have allowed our hotels to utilize, as needed, their FF&E reserve for operating expenses at the respective hotels, as long as the hotels remain in compliance with debt agreements.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, ending in February 2021, and we do not currently anticipate renewing the stock repurchase program. Stock repurchases, if any, would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. As of December 31, 2020, approximately $234 million remained available for stock repurchases. Our credit facility and term loan amendments impose restrictions surrounding our ability to repurchase stock until certain financial ratio metrics are achieved.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2020	2019	Percent Change
	(in millions)
Net cash (used in) provided by operating activities	$(438)	$499	NM(1)
Net cash provided by (used in) investing activities	119	(635)	NM(1)
Net cash provided by financing activities	914	97	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $937 million decrease in net cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in cash from operations related to the effects of COVID-19 coupled with an increase in cash paid for interest of $52 million.

Investing Activities

The $119 million in net cash provided by investing activities for the year ended December 31, 2020 was primarily attributable to $207 million in net proceeds received from the sale of hotels, partially offset by $86 million in capital expenditures.

The $635 million in net cash used in investing activities for the year ended December 31, 2019 was primarily attributable to the $914 million used in the acquisition of Chesapeake and $240 million used for capital expenditures for property and equipment at our hotels, partially offset by $480 million in net proceeds received from the sale of hotels.

Financing Activities

The $914 million in net cash provided by financing activities for the year ended December 31, 2020 was primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, the issuance of our $650 million 2025 Senior Secured Notes and $725 million 2028 Senior Secured Notes, partially offset by $1.1 billion of debt repayments, $241 million in dividends paid and the repurchase of 4.6 million shares of our common stock for $66 million.

The $97 million in net cash provided by financing activities for the year ended December 31, 2019 was primarily attributable to borrowings of $850 million from the 2019 Term Facility entered into in September 2019 to fund the Merger, partially offset by the repayment of $232 million of outstanding debt and $494 million in dividends paid.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter dividend, we suspended our quarterly dividend.

We declared the following dividends to holders of our common stock during 2020:

Record Date	Payment Date	Dividend per Share
March 31, 2020	April 15, 2020	$0.45

Debt

As of December 31, 2020, our total indebtedness was approximately $5.1 billion, including approximately $601 million of borrowings from our Revolver, $650 million of 2025 Senior Secured Notes and $725 million of 2028 Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in millions)
Debt(1)(2)	$6,288	$375	$1,838	$1,624	$2,451
Operating leases(3)	472	30	53	48	341
Total contractual obligations	$6,760	$405	$1,891	$1,672	$2,792

(1)

Assumes the exercise of all extensions that are exercisable solely at our option. The $60 million mortgage loan for Hilton Denver City Center matures 2042 but is callable by the lender beginning August 2022. In December 2020, our joint venture executed a forbearance agreement for the $12 million loan secured by the Doubletree Spokane in which the lender agreed to forbear exercising its rights and remedies arising from the joint venture’s non-payment of the loan at maturity due to market conditions until October 6, 2021.

(2)	Includes principal, as well as estimated interest payments. For our variable-rate debt not subject to a LIBOR floor, we have assumed a constant 30-day LIBOR rate of 0.14% as of December 31, 2020.
(3)

Only includes our future minimum lease payments, refer to Note 9: “Leases” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2020 included construction contract commitments of approximately $10 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Impairment of Long-Lived Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive (loss) income as an impairment loss.

As part of the process described above, we exercise judgment to:

•

determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, historical experience, capital costs and other asset-specific information;

•

determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected hold period of the asset group. These estimated growth rates are based on historical operating results, as well as various internal projections and external sources; and

•

determine the asset fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.

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

Investments in Affiliates

We evaluate our investments in affiliates for impairment when there are indicators that the fair value of our investment may be less than our carrying value. We record an impairment loss when we determine there has been an “other-than-temporary” decline in the investment’s fair value. If an identified event or change in circumstances requires an evaluation to determine if the value of an investment may have an other-than-temporary decline, we assess the fair value of the investment based on the accepted valuation methods, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in (losses) earnings from investments in affiliates for equity method investments in our consolidated statements of comprehensive (loss) income.

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

We did not identify any investments in affiliates with indicators of impairment for which a 10% change in our estimates of future cash flows or other significant assumptions would result in material impairment losses.

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

The following table sets forth the contractual maturities and the total fair values as of December 31, 2020 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2021	2022	2023	2024	2025	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt (1)	$21	$69	$827	$232	$657	$2,275	$4,081	$4,058
Average interest rate	3.95%	4.82%	4.13%	4.51%	7.46%	4.73%	5.03%
Variable-rate debt	$126	$—	$504	$445	$—	$—	$1,075	$1,061
Average interest rate	3.05%	—%	3.25%	2.90%	—%	—%	3.08%

(1)	Excludes finance lease obligations with a carrying value of $1 million as of December 31, 2020.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Property and Equipment

Description of the Matter

At December 31, 2020, the Company’s property and equipment, net balance was $9,193 million and the Company recognized impairment charges totaling $90 million on property and equipment during the year ended December 31, 2020. As discussed in Note 2 of the consolidated financial statements, property and equipment is evaluated for recoverability based on expected future cash flows if there are indicators of potential impairment.

Auditing management’s assessment of potential impairment of property and equipment was complex and highly judgmental due to the significant estimation required in determining the estimated hold period, expected future cash flows, discount rate and/or capitalization rates for the properties subject to a recoverability test and/or a fair value measurement. In particular, the expected future cash flows are based on assumptions, including the projections of revenues and expenses based on estimated growth rates that are forward looking, could be affected by future economic and market conditions, and sensitive to discount rate and/or capitalization rate changes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review process over impairment testing of property and equipment, including controls over management’s review of the significant assumptions described above.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop the expected future cash flows, if applicable, for their properties. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s strategy and other relevant factors. For example, we compared estimates of future income growth, discount rates and capitalization rates used in the discounted cash flow models to market data.  We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the expected undiscounted future cash flows and fair value of the properties that would result from changes in the assumptions. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborates and/or contradicts the Company’s assumptions. Lastly, we involved a valuation specialist to assist in the evaluation of the methodologies used, assumptions underlying the fair value measurement and recalculation of the fair value measurement.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive (loss) income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 26, 2021

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Property and equipment, net	$9,193	$9,594
Assets held for sale, net	—	71
Investments in affiliates	14	35
Goodwill	—	607
Intangibles, net	45	46
Cash and cash equivalents	951	346
Restricted cash	30	40
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	26	180
Prepaid expenses	39	83
Other assets	60	40
Operating lease right-of-use assets	229	248
TOTAL ASSETS (variable interest entities - $229 and $242)	$10,587	$11,290
LIABILITIES AND EQUITY
Liabilities
Debt	$5,121	$3,871
Accounts payable and accrued expenses	147	217
Due to hotel managers	88	159
Deferred income tax liabilities	10	50
Other liabilities	134	282
Operating lease liabilities	244	260
Total liabilities (variable interest entities - $213 and $219)	5,744	4,839
Commitments and contingencies - refer to Note 15
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 236,217,344 shares issued and 235,915,749 shares outstanding as of December 31, 2020 and 239,589,639 shares issued and 239,386,877 shares outstanding as of December 31, 2019	2	2
Additional paid-in capital	4,519	4,575
Retained earnings	376	1,922
Accumulated other comprehensive loss	(4)	(3)
Total stockholders' equity	4,893	6,496
Noncontrolling interests	(50)	(45)
Total equity	4,843	6,451
TOTAL LIABILITIES AND EQUITY	$10,587	$11,290

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rooms	$526	$1,764	$1,710
Food and beverage	189	743	713
Ancillary hotel	108	260	242
Other	29	77	72
Total revenues	852	2,844	2,737
Operating expenses
Rooms	193	467	449
Food and beverage	173	518	495
Other departmental and support	359	638	627
Other property-level	258	219	207
Management fees	30	139	137
Impairment loss and casualty (gain) loss, net	696	(18)	(1)
Depreciation and amortization	298	264	277
Corporate general and administrative	63	62	65
Acquisition costs	10	70	—
Other	36	78	73
Total expenses	2,116	2,437	2,329
Gain on sales of assets, net	62	19	96
Operating (loss) income	(1,202)	426	504
Interest income	2	6	6
Interest expense	(213)	(140)	(127)
Equity in (losses) earnings from investments in affiliates	(22)	14	18
Other (loss) gain, net	(15)	45	99
(Loss) Income before income taxes	(1,450)	351	500
Income tax benefit (expense)	6	(35)	(23)
Net (loss) income	(1,444)	316	477
Net loss (income) attributable to noncontrolling interests	4	(10)	(5)
Net (loss) income attributable to stockholders	$(1,440)	$306	$472
Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $0, $4 and $0	$4	$3	$39
Change in fair value of interest rate swap, net of tax expense of $0	(5)	$—	$—
Total other comprehensive (loss) income	(1)	3	39
Comprehensive (loss) income	(1,445)	319	516
Comprehensive loss (income) attributable to noncontrolling interests	4	(10)	(5)
Comprehensive (loss) income attributable to stockholders	$(1,441)	$309	$511
(Loss) Earnings per share:
(Loss) Earnings per share - Basic	$(6.11)	$1.44	$2.32
(Loss) Earnings per share - Diluted	$(6.11)	$1.44	$2.31
Weighted average shares outstanding - Basic	236	212	203
Weighted average shares outstanding - Diluted	236	213	204

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net (loss) income	$(1,444)	$316	$477
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	298	264	277
Gain on sales of assets, net	(62)	(19)	(96)
Impairment loss and casualty (gain) loss, net	696	(18)	(1)
Equity in losses (earnings) from investments in affiliates	22	(14)	(18)
Other loss (gain), net	15	(45)	(99)
Share-based compensation expense	20	16	16
Amortization of deferred financing costs	9	5	4
Distributions from unconsolidated affiliates	5	22	18
Deferred income taxes	(30)	5	(20)
Changes in operating assets and liabilities:
Accounts receivable, net	152	(3)	(27)
Prepaid expenses	44	6	(34)
Other assets	(22)	(20)	(34)
Accounts payable and accrued expenses	(51)	(28)	(21)
Due to hotel manager	(71)	7	(4)
Other liabilities	(21)	10	14
Other	2	(5)	(8)
Net cash (used in) provided by operating activities	(438)	499	444
Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(914)	(10)
Capital expenditures for property and equipment	(86)	(240)	(178)
Proceeds from asset dispositions, net	207	429	369
Proceeds from the sale of investments in affiliates, net	1	51	150
Insurance proceeds for property damage claims	1	39	88
Contributions to unconsolidated affiliates	(4)	—	—
Net cash provided by (used in) investing activities	119	(635)	419
Financing Activities:
Proceeds from issuance of Senior Secured Notes	1,376	—	—
Borrowings from credit facilities	1,000	850	—
Repayments of credit facilities	(1,099)	(232)	—
Repayments of mortgage debt	(6)	—	—
Debt issuance costs	(39)	(11)	—
Dividends paid	(241)	(494)	(464)
Distributions to noncontrolling interests, net	(1)	(9)	(2)
Tax withholdings on share-based compensation	(10)	(7)	(2)
Repurchase of common stock	(66)	—	(348)
Net cash provided by (used in) financing activities	914	97	(816)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash	595	(39)	46
Cash and cash equivalents and restricted cash, beginning of period	386	425	379
Cash and cash equivalents and restricted cash, end of period	$981	$386	$425

For supplemental disclosures, refer to Note 16: “Supplemental Disclosures of Cash Flow Information”

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2017	215	$2	$3,825	$2,229	$(45)	$(49)	$5,962
Share-based compensation, net	—	—	14	—	—	—	14
Net income	—	—	—	472	—	5	477
Other comprehensive income	—	—	—	—	39	—	39
Dividends and dividend equivalents(1)	—	—	—	(556)	—	—	(556)
Repurchase of common stock	(14)	—	(250)	(98)	—	—	(348)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance as of December 31, 2018	201	2	3,589	2,047	(6)	(46)	5,586
Issuance of common stock	38	—	978	—	—	—	978
Share-based compensation, net	—	—	8	—	—	—	8
Net income	—	—	—	306	—	10	316
Other comprehensive income	—	—	—	—	3	—	3
Dividends and dividend equivalents(1)	—	—	—	(423)	—	—	(423)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of December 31, 2019	239	2	4,575	1,922	(3)	(45)	6,451
Share-based compensation, net	1	—	10	—	—	—	10
Net loss	—	—	—	(1,440)	—	(4)	(1,444)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843

(1)

Dividends declared per common share were $1.99, $1.90 and $0.45 for the years ended December 31, 2018, December 31, 2019, and December 31, 2020, respectively. Additional special cash dividends totaling $0.75 per common share were declared for the year ended December 31, 2018.

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

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. We own 100% of the interests in our Operating Company.

Recent Events

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand.  Since the beginning of March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. The announcements of the COVID-19 vaccines in November 2020 and the reports of their initial effectiveness appear to have resulted in an improvement in traveler and general consumer sentiment. However, we expect that COVID-19 will continue to negatively affect our operating results for at least the first-half of 2021.

During the first-half of 2020, we and our hotel managers took various actions to mitigate the effects of COVID-19, including temporarily suspending operations at 38 of our 60 hotels, limiting capacity at our hotels that remained open, deferring approximately $150 million of capital expenditures planned for 2020, suspending our dividend after the first quarter of 2020, and as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our revolving credit facility (“Revolver”). We have since commenced a phased reopening of 28 of our hotels as restrictions are removed and demand returns. The timing of fully reopening these hotels and reopening our hotels that still remain closed will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

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

Reclassifications

Certain line items on the consolidated statements of comprehensive (loss) income and the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 have been reclassified to conform to the current period presentation.

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

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive (loss) income within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

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

Our proportionate share of earnings (losses) from our equity method investments is presented as equity in (losses) earnings from investments in affiliates in our consolidated statements of comprehensive (loss) income. Distributions from investments in affiliates are presented as an operating activity in our consolidated statements of cash flows when such distributions are a return on investment. Distributions from investments in affiliates are recorded as an investing activity in our consolidated statements of cash flows when such distributions are a return of investment.

We assess the recoverability of our equity method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in (losses) earnings from investments in affiliates in our consolidated statements of comprehensive (loss) income.

Non-controlling Interests

We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in net (loss) income in our consolidated statements of comprehensive (loss) income.

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

We had two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of its predecessor’s merger with an affiliate of The Blackstone Group L.P. (“Blackstone Merger”). Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Blackstone Merger. We reviewed the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value, as determined by us. The valuation was based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020 included within impairment loss and casualty (gain) loss, net in our consolidated statements of comprehensive (loss) income.

Intangible Assets

Intangible assets with finite useful lives primarily include an air rights contract. The air rights contract value is based on the present value of the difference between the contractual rental amounts and the market rental rates for similar contracts, measured over a period equal to the remaining non-cancellable term of the contract. Intangible assets are amortized using the straight-line method over the remaining term of the contract.

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of comprehensive (loss) income.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive (loss) income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

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

Revenue Recognition

Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues primarily relate to support services we provide to Hilton Grand Vacations (“HGV”), in addition to revenue from our laundry business prior to permanently suspending operations in 2020. Hotel operating revenues are disaggregated into room revenue, food and beverage revenue, ancillary hotel revenue and other revenue on the consolidated statements of comprehensive (loss) income to illustrate how economic factors affect the nature, amount and timing, and uncertainty of revenue and cash flows.  Rooms revenue is recognized over time when rooms are occupied and food and beverage revenue is recognized at a point in time when goods and services have been delivered or rendered. Ancillary hotel revenue and other revenue is generally recognized at a point in time as goods and services are delivered or rendered.

We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price.  If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheet.  Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2020 and 2019 was $46 million and $98 million, respectively, and are generally recognized as revenue within a one-year period.  Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive (loss) income.

Currency Translation

The United States dollar (“USD”) is our reporting currency and is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency for our consolidated and unconsolidated entities operating outside of the U.S. is the currency of the primary economic environment in which the respective entity operates. Assets and liabilities measured in foreign currencies are translated into USD at the prevailing exchange rates in effect as of the financial statement date and the related gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income (loss) in our consolidated balance sheets. Income and expense accounts are translated at the average exchange rate for the period. Gains and losses from foreign exchange rate changes related to transactions denominated in a currency other than an entity’s function currency are included within other (loss) gain, net in our consolidated statements of comprehensive income. We sold our last international hotel in February 2020.

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

Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017). We will be subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

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

We allocated the purchase price, consisting of common stock issued of $978 million and cash of $1,013 million, as follows:

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

For the year ended December 31, 2020, we incurred an additional $9 million in acquisition costs in connection with the Merger, primarily related to transfer taxes based on new information received during the year.  For the year ended December 31, 2019, we incurred $70 million in acquisition costs in connection with the Merger primarily related to severance, transfer tax and fees for financial advisors, legal, accounting, tax and other professional services. The Merger-related costs noted above are included in acquisition costs in our consolidated statements of comprehensive (loss) income.

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

From the date of the Merger through December 31, 2019, we recognized $156 million of total revenues, $20 million of operating income and $16 million of net income related to the hotels acquired in connection with the Merger.

Dispositions

During the year ended December 31, 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $63 million on these hotels, which is included in gain on sales of assets, net in our consolidated statements of comprehensive (loss) income. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

During the year ended December 31, 2019, we sold seven consolidated hotels listed in the table below, received total gross proceeds of $436 million and recognized a total gain, net of selling costs, of $19 million on these hotels which is included in gain on sales of assets, net in our consolidated statements of comprehensive (loss) income.

Hotel	Location	Month Sold
Pointe Hilton Squaw Peak Resort	Phoenix, Arizona	February 2019
Hilton Nuremberg	Nuremberg, Germany	March 2019
Hilton Atlanta Airport	Atlanta, Georgia	June 2019
Hilton New Orleans Airport(1)	New Orleans, Louisiana	June 2019
Embassy Suites Parsippany(1)	Parsippany, New Jersey	June 2019
Ace Hotel Downtown Los Angeles	Los Angeles, California	December 2019
Le Meridien New Orleans	New Orleans, Louisiana	December 2019

(1)	Hotels were sold as a portfolio in the same transaction.

Additionally, in November 2019, we and the other owners of the entity that own the Conrad Dublin sold our ownership interest in the entity that owns the hotel for a gross sales price of approximately $128 million, before customary closing adjustments and debt repayment, of which our pro rata share was approximately $61 million. We recognized a net gain of approximately $44 million, which is included in other (loss) gain, net in our consolidated statements of comprehensive (loss) income.

Additionally, on December 16, 2019, we terminated the ground lease for the Hilton Sheffield.

During the year ended December 31, 2018, we sold 12 consolidated hotels for total gross proceeds of $379 million. We recognized a net gain of approximately $98 million, including the reclassification of a currency translation adjustment of $31 million from accumulated other comprehensive loss into earnings concurrent with the dispositions, which was included in gain on sales of assets, net in our consolidated statements of comprehensive (loss) income.

Additionally, in May 2018, we and the other owners of our unconsolidated affiliates that owned the Hilton Berlin hotel sold our interests for gross proceeds of approximately $375 million, before customary closing adjustments, of which our pro rata share was approximately $151 million. We recognized a net gain of approximately $107 million, including the reclassification of a currency translation adjustment of $8 million from accumulated other comprehensive loss into earnings concurrent with the disposition, which is included in other (loss) gain, net in our consolidated statements of comprehensive (loss) income.

Assets Held for Sale

In November 2019, we executed an agreement to sell the Hilton São Paolo, a wholly owned hotel, which subsequently sold in February 2020 for a gross sales price of 500 million Brazilian Real or approximately $118 million, which was payable in cash at closing and was subject to customary pro rations and adjustments.

Assets and liabilities held for sale related to the Hilton São Paolo were as follows as of December 31, 2019:

(in millions)
Assets:
Property and equipment, net	$62
Cash and cash equivalents	7
Accounts receivable	2
Total Assets Held for Sale	$71

Liabilities:
Liabilities related to assets held for sale(1)	$6
Total Liabilities Held for Sale	$6

(1)	Amounts included in other liabilities in our consolidated balance sheet as of December 31, 2019.

Note 4: Property and Equipment

Property and equipment were:

	December 31,
	2020	2019(1)
	(in millions)
Land	$3,429	$3,512
Buildings and leasehold improvements	6,951	6,978
Furniture and equipment	1,042	1,059
Construction-in-progress	52	134
	11,474	11,683
Accumulated depreciation and amortization	(2,281)	(2,089)
	$9,193	$9,594

(1)	Excludes $62 million of property and equipment, net classified as held for sale as of December 31, 2019.

Depreciation of property and equipment was $297 million, $262 million and $273 million during the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2020, we recognized $90 million of impairment losses, primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19. Refer to Note 8: “Fair Value Measurements” for additional information.

Transactions with HGV

In October 2016, we completed the sale of 600 rooms at the Hilton Waikoloa Village to HGV in connection with timeshare projects. The net book value of these assets was approximately $177 million. Due to our continuing involvement, this transaction was not recognized as a sale and was accounted for as a sales-leaseback liability under the financing method. Pursuant to an arrangement representing a lease, we reserved exclusive rights to occupy and operate these rooms beginning on the date of transfer and continuing until the end of the lease term, which expired on December 31, 2019. During 2017, 134 of the 600 rooms at the Hilton Waikoloa Village previously transferred to HGV and leased back by us were released to HGV; accordingly, we derecognized $38 million of property and equipment, net, and the related $39 million liability due to HGV. During 2018, we transferred a restaurant at the Hilton Waikoloa Village to HGV and derecognized $3 million of property and equipment, net and $3 million of the related liability due to HGV. On December 31, 2019, the remaining 466 rooms at the Hilton Waikoloa Village were released to HGV and we derecognized $123 million of property and equipment, net, and the related $135 million liability due to HGV, and recognized a gain of $12 million within other (loss) gain, net in our consolidated statements of comprehensive (loss) income.

Hurricanes Irma and Maria

In September 2017, Hurricanes Irma and Maria caused damage and disruption at certain of our hotels in Florida and the Caribe Hilton in Puerto Rico. The Caribe Hilton remained closed throughout 2018 and reopened on May 15, 2019. Our insurance coverage provides us with reimbursement for the replacement cost for the damage to these hotels, which includes certain clean-up and repair costs, exceeding the applicable deductibles, in addition to loss of business. Claims related to the Hilton Caribe were fully settled in December 2019, and claims related to our Florida hotels were fully settled in January 2021.

During the year ended December 31, 2019, we recognized $70 million of insurance recoveries, of which $39 million related to property damage, $28 million related to business interruption, and $3 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our consolidated statements of comprehensive (loss) income. Additionally, we recognized a net gain of $18 million within impairment loss and casualty (gain) loss, net in our consolidated statements of comprehensive (loss) income, which includes a gain of $27 million for amounts recovered from insurance in excess of the insurance receivable and a loss of $9 million relating to property damage at certain of our hotels that we may not recover from insurers. The insurance receivable as of December 31, 2019 was $4 million and is included within other assets in our consolidated balance sheets.

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

	December 31,
	2020	2019
	(in millions)
Property and equipment, net	$216	$221
Cash and cash equivalents	8	13
Restricted cash	2	1
Accounts receivable, net	1	5
Prepaid expenses	1	2
Other assets	1	—
Debt	207	207
Accounts payable and accrued expenses	5	8
Due to hotel manager	—	2
Other liabilities	1	2

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2020	2019
		(in millions)
Hilton San Diego Bayfront	25%	11	18
All others (6 hotels)(1)	20% - 50%	3	17
		$14	$35

(1)	In November 2019, we disposed of our ownership interest in the Conrad Dublin. Refer to Note 3: “Acquisitions, Dispositions and Assets Held for Sale” for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of December 31, 2020 and 2019, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill and Intangibles

Hilton allocated $3.5 billion of goodwill to us as part of the Blackstone Merger and during the year ended December 31, 2008, we recognized a $2.7 billion impairment loss. Additionally, we typically evaluate the carrying value of our goodwill annually. However, due to the effects of COVID-19, including (i) the significant decline in our common stock price, (ii) negative operating cash flows in the first quarter of 2020, (iii) the suspension of operations at certain of our hotels, and (iv) significant declines in occupancy and demand, we assessed goodwill during the first quarter of 2020. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020. Refer to Note 8: “Fair Value Measurements” for additional information.

Our goodwill balance and related activity was:

	Goodwill	Accumulated Impairment Losses	Balance
	(in millions)
Balance as of December 31, 2018	$2,709	$(2,102)	$607
Impairment loss	—	—	—
Balance as of December 31, 2019	2,709	(2,102)	607
Impairment loss	—	(607)	(607)
Balance as of December 31, 2020	$2,709	$(2,709)	$—

Intangible assets were:

	December 31,
	2020	2019
	(in millions)
Air rights contract(1)	45	45
Other	8	8
Accumulated amortization	(8)	(7)
	$45	$46

(1)	In conjunction with the Merger, we acquired an air rights contract as part of the Hyatt Regency Boston, which expires in September 2079 and requires no payments through maturity.

As of December 31, 2020, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2021	$1
2022	1
2023	1
2024	1
2025	1
Thereafter	40
$45

Note 7: Debt

Debt balances and associated interest rates as of December 31, 2020 were:

			Principal balance as of
	Interest Rate at December 31, 2020	Maturity Date	December 31, 2020	December 31, 2019
			(in millions)
SF CMBS Loan	4.11%	November 2023	$725	$725
HHV CMBS Loan	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.17%	2021 to 2026(1)(2)	509	515
2016 Term Loan(3)	N/A	December 2021	—	700
2019 Term Facility(4)	L + 2.65%	August 2024	670	670
Revolver(4)	L + 3.00%	2021 to 2023(5)	601	—
2025 Senior Secured Notes	7.50%	June 2025	650	—
2028 Senior Secured Notes	5.88%	October 2028	725	—
Finance lease obligations	3.07%	2021 to 2022	1	1
			5,156	3,886
Add: unamortized premium			3	3
Less: unamortized deferred financing costs and discount			(38)	(18)
			$5,121	$3,871

(1)	Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender beginning August 2022.
(2)

In December 2020, our joint venture executed a forbearance agreement for the $12 million loan secured by the Doubletree Spokane in which the lender agreed to forbear exercising its rights and remedies arising from the joint venture’s non-payment of the loan at maturity due to market conditions until October 6, 2021. Beginning April 2021, the interest rate on the loan will be accrued at the default rate of 6.55%.

(3)	In September 2020, the 2016 Term Loan was fully repaid.
(4)	In May 2020, we amended our credit and term loan facilities which added a LIBOR floor of 25 basis points.
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

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2020 and 2019, our consolidated balance sheets included $5 million and $13 million of restricted cash, respectively, related to our CMBS loans and mortgage loans.

During 2020, we amended certain mortgage loan agreements to defer interest or interest and principal payments for three to six months and temporarily suspend required cash reserves. The maturity date for the mortgage loan secured by the Doubletree Spokane, originally set to mature in October 2020, was deferred to October 2021, with default interest beginning to accrue in April 2021. Additionally, in January 2021, we ceased making debt service payments for the $76 million mortgage loan secured by the W Chicago City Center.  Failure to make debt service payments constitutes an event of default. While we hope to negotiate an amendment with the lender, there can be no assurances that such an agreement will be reached.

Credit Facilities

2016 Term Loan and Revolver

In December 2016, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility included a $1 billion Revolver, which was increased to $1.075 billion in September 2020, and our 2016 Term Loan. The Revolver and 2016 Term Loan borrowings bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage.  The Credit Agreement also contains certain financial covenants including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio. Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.

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

In May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. In September 2020, we further amended our Revolver and our unsecured delayed draw term loan facility (“2019 Term Facility”) to extend the waiver period for the testing of the financial covenants to the date the financial statements are delivered for the quarter ended March 31, 2022. As part of the amendment process, we (i) increased commitments under the Revolver by $75 million to $1.075 billion and extended the maturity date with respect to $901 million of the aggregate commitments for two years to December 2023, including all $75 million of the increased Revolver commitments, (ii) extended the temporary periods for which certain financial covenants are adjusted once quarterly testing of financial covenants resumes, (iii) increased the mandatory repayment carve out for equity issuances from $500 million to $1 billion, so long as proceeds from the issuances are used for capital expenditures and hotel acquisitions that become part of the unencumbered pool, (iv) maintained the existing guarantees by certain Park-affiliated entities until repayment of the Revolver and 2019 Term Facility and existing pledges of equity interests in Park-affiliated entities owning certain unencumbered assets during the extended waiver period and until the ratio of net debt to EBITDA falls below 6.50x for two consecutive quarters, (v) extended the minimum liquidity covenant through December 2022 and increased the minimum liquidity required to be maintained through December 24, 2021 from $200 million to $200 million plus 50% of the Revolver commitments that mature in December 2021 (which minimum liquidity covenant amount as of December 31, 2020 was $287 million), (vi) obtained the ability to pay a $0.01 per share per fiscal quarter dividend during the extended waiver period and (vii) modified certain restrictions and covenants for the duration of the extended waiver period, including certain mandatory prepayments. The September 2020 amendment also contained limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability of the Park Parent to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions). We incurred $6  million of fees related to these amendments during the year ended December 31, 2020 that were recognized as deferred financing costs.

2019 Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and PK Domestic entered into the 2019 Term Facility with Bank of America, N.A. as administrative agent, and certain other financial institutions party thereto as lenders.  The 2019 Term Facility provided for $950 million unsecured delayed draw term loan commitments to fund the Merger. The 2019 Term Facility included a $100 million two-year delayed draw term loan tranche, which was unfunded and the commitments thereunder terminated on September 18, 2019, and a $850 million five-year delayed draw term loan tranche, which has a scheduled maturity date of August 2024. On September 18, 2019, the five-year tranche was fully drawn to fund the Merger of which $180 million was prepaid in December 2019. The 2019 Term Facility agreement includes the option to increase the size of the 2019 Term Facility and enter into additional incremental term loan credit facilities, subject to certain limitations and obtaining additional commitments, in an aggregate amount not to exceed $400 million for all such increases.

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

Senior Secured Notes

2025 Senior Secured Notes

In May 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of 2025 Senior Secured Notes.  We set aside $219 million of the net proceeds to partially repay the Revolver, $69 million to partially repay the 2016 Term Loan and the remainder was used for general corporate purposes. The 2025 Senior Secured Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The 2025 Senior Secured Notes will mature on June 1, 2025. We capitalized $13 million of issuance costs during the year ended December 31, 2020.

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

2028 Senior Secured Notes

In September 2020, our Operating Company, PK Domestic LLC and the PK Finance issued an aggregate of $725 million of 2028 Senior Secured Notes. The 2028 Senior Secured Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2021. Net proceeds were used to repay the 2016 Term Loan in full and to repay $80 million of our outstanding balance under the Revolver, which may be redrawn. We capitalized $13 million of issuance costs during the year ended December 31, 2020.

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

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2020 were:

Year	(in millions)
2021(1)	$147
2022	69
2023	1,331
2024	677
2025	657
Thereafter(2)	2,275
$5,156

(1)

Represents $96 million of the current outstanding balance under the Revolver; however, we have sufficient capacity with extended undrawn commitments under the Revolver to effectively extend for two years.

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities.  The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$708	$725	$740
HHV CMBS Loan	3	1,275	1,195	1,275	1,316
2016 Term Loan	3	—	—	700	698
2019 Term Facility	3	670	661	670	667
Revolver	3	601	596	—	—
2025 Senior Secured Notes	1	650	705	—	—
2028 Senior Secured Notes	1	725	774	—	—
Mortgage loans	3	509	480	516	516

During the year ended December 31, 2020, we recognized impairment losses for goodwill and for certain assets resulting from a significant decline in market value of those assets due to the effects from the COVID-19 pandemic. The estimated fair values of these assets that were measured on a nonrecurring basis were:

	December 31, 2020
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$24	$90
Goodwill(2)	—	607
Total	$24	$697

(1)

Fair value of our property and equipment as of December 31, 2020 was measured using significant unobservable inputs (Level 3). We estimated fair value of the assets using discounted cash flow analyses, with an estimated stabilized growth rate of 3%, a discounted cash flow term between 1.7 to 10 years, terminal capitalization rate ranging from 7.25% to 7.75%, and discount rates ranging from 9.5% to 12.5%. The discount and terminal capitalization rates used for the fair value of the assets reflected the risk profile of the markets where these properties are located.

(2)

Fair value of our consolidated and unconsolidated hotel reporting units was measured using significant unobservable inputs (Level 3), which included discounted cash flows, terminal capitalization rates, and discount rates.

Note 9: Leases

We lease hotel properties, land and equipment under operating and financing leases.  We are subject to ground leases on 14 of our consolidated properties. Our leases expire, including options under lessor control, at various dates through 2083, with varying renewal options, and the majority expire before 2032.

Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.

The maturities of our non-cancelable operating lease liabilities, due in each of the next five years and thereafter as of December 31, 2020, were:

Operating Leases
Year	(in millions)
2021	$30
2022	29
2023	24
2024	24
2025	24
Thereafter	341
Total minimum rent payments	472
Less: imputed interest	228
Total operating lease liabilities	$244

As of December 31, 2020 and 2019, the weighted average remaining operating lease term was 26.5 years and 26.3 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities was 5.3% for both periods.

The components of rent expense, which are primarily included in other property-level expenses in our consolidated statements of comprehensive (loss) income, as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(in millions)
Operating lease expense	$30	$30
Variable lease expense	2	13
Operating cash flows for operating leases	28	36
Right-of-use assets obtained in exchange for lease obligations(1)	—	278

(1)

For the year ended December 31, 2019, balance represents right-of-use assets recognized upon adoption of ASC 842, Leases, on January 1, 2019, and right-of-use assets assumed in connection with the Merger.

Note 10: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

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

H.R. 1, commonly referred to as The Tax Cuts and Jobs Act of 2017 (the “Act”) was enacted on December 22, 2017. The Act, which amended the Internal Revenue Code of 1986, was the most significant tax legislative development in decades. Major elements of the Act from our perspective include reducing the corporate tax rate; restricting the eligibility for tax deferred like-kind exchange treatment solely to real property; limiting the deductibility of interest expense; the one-time transition tax on foreign cash and unremitted earnings; and the treatment of global intangible low-taxed income for REIT gross income purposes. As a result of the changes in the Act, we recognized $8 million of income tax expense for the year ended December 31, 2018 when our analysis of the effects of the Act was completed.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and included several tax provisions that may impact us and our subsidiaries, including:

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

Our tax provision includes U.S. federal, state and foreign income taxes payable. The domestic and foreign components of income before income taxes were:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S. (loss) income before tax	$(1,449)	$350	$498
Foreign (loss) income before tax	(1)	1	2
(Loss) income before income taxes	$(1,450)	$351	$500

The components of our (benefit) provision for income taxes were:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current:
U.S. Federal	$1	$16	$34
State	3	3	6
Foreign	20	11	3
Total current	24	30	43
Deferred:
U.S. Federal	(29)	3	(18)
Foreign	(1)	2	(2)
Total deferred	(30)	5	(20)
Total (benefit) provision for income taxes	$(6)	$35	$23

Reconciliations of our tax provision at the U.S. statutory rate to the (benefit) provision for income taxes were:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Statutory U.S. federal income tax (benefit) provision	$(306)	$74	$105
State income taxes, net of U.S. federal tax benefit	1	2	3
Foreign income tax expense, net	19	13	2
Change in deferred tax asset valuation allowance	71	2	—
Tax rate change	(7)	—	(2)
REIT income not subject to tax	221	(69)	(92)
Derecognition and remeasurement of deferred taxes	(35)	13	7
Recognized built-in gain tax	29	—	—
Other	1	—	—
(Benefit) provision for income taxes	$(6)	$35	$23

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2020	2019
	(in millions)
Deferred income tax assets(1)	$1	$8
Deferred income tax liabilities	(10)	(50)
Net deferred tax liability	$(9)	$(42)

(1)	Included within other assets in our consolidated balance sheets, net of valuation allowance.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$74	$9
Deferred income	5	4
Accrued compensation	1	2
Other	6	6
Total gross deferred tax assets	86	21
Less: valuation allowance	(77)	(6)
Deferred tax assets	9	15
Deferred tax liabilities:
Property and equipment	(4)	(48)
Investments	(10)	(8)
Accrued compensation	(4)	(1)
Deferred tax liabilities	(18)	(57)
Net deferred tax liability	$(9)	$(42)

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $1 billion, which resulted in deferred tax assets of $74 million. Our U.S. federal and state net operating loss carryforwards of approximately $575 million and $452 million begin to expire in 2038 and 2025, respectively. Our valuation allowance increased $71 million during the year ended December 31, 2020.

For periods ended prior to January 4, 2017, Hilton filed income tax returns for us, with U.S. federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in U.S. federal, state, local, and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2020, Hilton remains subject to U.S. federal examinations from 2005 through 2017, state examinations from 2005 through 2017 and foreign examinations of their income tax returns for the years 1996 through 2017. We will be subject to U.S. federal, state and foreign examinations for periods ending after January 4, 2017.

For U.S. federal income tax purposes, the cash distributions to stockholders are characterized as follows:

	Year Ended December 31,
	2020	2019
Common distributions (per share):
Ordinary dividends	$0.244571	$1.605405
Capital gain distributions(1)	0.205429	0.294595

(1)

Capital gain distribution disclosure pursuant to Treasury Regulation §1.1061-6(c).  The following additional information relates to the capital gain distribution for calendar year 2020, as reported on Park Hotels & Resorts Inc. Form 1099-DIV, Box 2a. For purposes of Internal Revenue Code Section 1061, which is generally applicable to direct and indirect holders of “applicable partnership interests,”: (i) the “One Year Amounts” are $0.205429 per share, and (ii) the “Three Year Amounts” are $0.205429 per share, with respect to the 2020 capital gain distribution.

Note 11: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2020, 3,588,672 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of December 31, 2020, 72,982 shares of common stock remain available for future issuance. For the year ended December 31, 2020, we recognized $20 million of share-based compensation expense and for the years ended December 31, 2019 and 2018, we recognized $16 million of share-based compensation expense, respectively. As of December 31, 2020, unrecognized compensation expense was $21 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2020, 2019 and 2018 was $27 million, $21 million and $9 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	461,639	26.47
Granted	367,463	27.34
Vested	(214,208)	26.67
Forfeited	(29,788)	27.48
Unvested at December 31, 2018	585,106	26.89
Granted	302,506	31.24
Vested	(312,462)	26.99
Forfeited	(17,905)	29.58
Unvested at December 31, 2019	557,245	29.10
Granted	672,689	18.18
Vested	(333,685)	25.67
Forfeited	(61,991)	28.97
Unvested at December 31, 2020	834,258	$21.68

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

Additionally, in February 2020, we granted special awards with a one-year performance period that are subject to the achievement of a total shareholder return similar to the three-year awards, and, in addition, are subject to the achievement of a performance condition for certain cost synergies associated with the Merger. The number of PSUs that may become vested are zero if neither goal is achieved, 100% if one performance goal is achieved and 200% if both goals are achieved. Neither metric was met and thus no compensation expense was recognized for the Merger cost synergies element for the year ended December 31, 2020.

In November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of December 31, 2020, four of the eight Share Price Targets were achieved and thus 50% of the awards granted were vested.

The following table provides a summary of PSUs for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	371,557	31.96
Granted	179,774	29.47
Forfeited	(13,395)	30.48
Unvested at December 31, 2018	537,936	31.16
Granted	314,858	34.28
Vested	(277,325)	31.25
Forfeited	(672)	42.05
Unvested at December 31, 2019	574,797	32.82
Granted	1,641,117	14.39
Vested	(973,891)	20.00
Forfeited	(163,468)	17.34
Unvested at December 31, 2020	1,078,555	$18.70

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return or our stock price were determined using a Monte Carlo simulation valuation model with the following assumptions:

Year Ended December 31,
	2020	2019	2018
Expected volatility(1)	22.0% - 65.0%	19.5% - 21.5%	20.0% - 24.0%
Dividend yield(2)	—	—	—
Risk-free rate	0.3% - 1.5%	1.8% - 2.4%	2.4% - 2.7%
Expected term	1 - 4 years	3 years	3 years

(1)	For the years ended December 31, 2020, 2019 and 2018, the weighted average expected volatility was 46.2%, 20.5% and 24.0%, respectively.
(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(1,440)	$306	$472
Earnings attributable to participating securities	—	(1)	(2)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(1,440)	$305	$470
Denominator:
Weighted average shares outstanding – basic	236	212	203
Unvested restricted shares	—	1	1
Weighted average shares outstanding – diluted	236	213	204

(Loss) Earnings per share - Basic(1)	$(6.11)	$1.44	$2.32
(Loss) Earnings per share - Diluted(1)	$(6.11)	$1.44	$2.31
(1)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2020, 2019 and 2018 because their effect would have been anti-dilutive.

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

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $15 million, $53 million and $53 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive (loss) income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $57 million, $133 million and $134 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive (loss) income based upon the nature of services provided by such employees.

Note 14: Geographic and Business Segment Information

As of December 31, 2020, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Impairment losses and casualty gains or losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net (loss) income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Total consolidated hotel revenue	$823	$2,767	$2,665
Other revenues	29	77	72
Total revenues	$852	$2,844	$2,737

Net (loss) income	$(1,444)	$316	$477
Other revenues	(29)	(77)	(72)
Impairment loss and casualty (gain) loss, net	696	(18)	(1)
Depreciation and amortization expense	298	264	277
Corporate general and administrative expense	61	61	64
Acquisition costs	10	70	—
Other operating expenses	36	78	73
Gain on sales of assets, net	(62)	(19)	(96)
Interest income	(2)	(6)	(6)
Interest expense	213	140	127
Equity in losses (earnings) from investments in affiliates	22	(14)	(18)
Income tax (benefit) expense	(6)	35	23
Other loss (gain), net	15	(45)	(99)
Severance expense	33	2	2
Other items	12	15	10
Hotel Adjusted EBITDA	$(147)	$802	$761

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	December 31,
	2020	2019
	(in millions)
Consolidated hotels	$10,568	$11,236
All other	19	54
Total assets	$10,587	$11,290

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2020		2019		2018
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net(1)	Revenues	Property and Equipment, net
	(in millions)
United States(2)	$849	$9,193	$2,804	$9,594	$2,676	$7,906
All other	3	—	40	—	61	69
	$852	$9,193	$2,844	$9,594	$2,737	$7,975

(1)	Excludes $62 million of property and equipment, net classified as held for sale as of December 31, 2019.
(2)

Includes revenues of $2 million, $11 million and $14 million for the years ended December 31, 2020, 2019 and 2018 from our laundry operations, which is not part of our segment and was permanently closed as of December 31, 2020. Also includes property and equipment, net of $2 million, $5 million and $5 million as of December 31, 2020, 2019 and 2018, respectively, from our laundry operations.

Note 15: Commitments and Contingencies

As of December 31, 2020, we had outstanding commitments under third-party contracts of approximately $10 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $19 million related to ongoing claims as of December 31, 2020 with respect to an audit by the Australian Tax Office (“ATO”) related to the sale of the Hilton Sydney in June 2015. This amount could change as more information becomes available about the progress of Hilton’s defense against the ATO’s claim.

Note 16: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2020, 2019 and 2018, was $187 million, $135 million and $123 million, respectively.

We paid $23 million, $15 million and $63 million in income taxes in 2020, 2019 and 2018, respectively.

Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $6 million, $26 million, and $15 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2020

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—		$38	$56	$7	$86	$41	$111	$35	$187	$(34)	1949	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—		—	—	2	6	—	3	5	8	(6)	1985	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30		14	58	3	19	13	63	18	94	(31)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—		—	—	2	16	—	9	9	18	(12)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel San Jose	—		15	67	5	25	15	81	16	112	(39)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Seattle Airport	—		—	—	11	27	—	11	27	38	(31)	1969	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—		—	—	4	11	—	6	9	15	(11)	1977	10/24/2007	3 - 40 years
Embassy Suites Austin Downtown South Congress	—		—	45	2	18	—	58	7	65	(31)	1983	10/24/2007	3 - 40 years
Embassy Suites Phoenix—Airport	—		—	15	1	(16)	—	—	—	—	—	1986	10/24/2007	3 - 40 years
Hilton Boston Logan Airport	—		—	108	6	30	—	130	14	144	(44)	1999	10/24/2007	3 - 40 years
Hilton Chicago	—		69	233	12	148	69	343	50	462	(146)	1927	10/24/2007	3 - 40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275		925	807	17	346	963	1,037	95	2,095	(444)	1961	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—		50	82	3	(14)	23	55	43	121	(64)	1987	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—		89	217	3	89	90	261	47	398	(122)	1977	10/24/2007	3 - 40 years
Hilton Oakland Airport	—		—	13	3	2	—	10	8	18	(10)	1970	10/24/2007	3 - 40 years
Hilton Salt Lake City Center			—	—	10	20	—	9	21	30	(23)	2002	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	725	(2)	113	232	16	136	113	335	49	497	(140)	1964	10/24/2007	3 - 40 years
Hilton Santa Barbara Beachfront Resort	165		71	50	2	37	71	71	18	160	(33)	1986	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—		—	70	3	16	—	80	9	89	(37)	1961	10/24/2007	3 - 40 years
Hilton Short Hills			59	54	3	(91)	13	10	2	25	(1)	1988	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—		160	340	25	(72)	106	288	59	453	(150)	1988	10/24/2007	3 - 40 years
New York Hilton Midtown	—		1,096	542	13	133	1,043	653	88	1,784	(252)	1963	10/24/2007	3 - 40 years
DoubleTree Hotel Washington DC—Crystal City	—		43	95	2	49	43	127	19	189	(60)	1982	12/14/2007	3 - 40 years
Hilton Miami Airport	—		64	36	3	38	64	60	17	141	(35)	1984	12/14/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	12		3	24	2	12	3	31	7	41	(13)	1986	1/1/2010	3 - 40 years
Hilton Orlando Lake Buena Vista	—		—	137	10	40	—	156	31	187	(63)	1983	8/30/2010	3 - 40 years
Embassy Suites Kansas City—Plaza	—		—	26	1	4	—	29	2	31	(16)	1973	7/25/2014	3 - 40 years
Hilton Orlando Bonnet Creek	—		15	377	31	31	18	403	33	454	(68)	2009	2/12/2015	3 - 40 years

(1)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Blackstone Merger.
(2)	Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2020

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Parc 55 San Francisco - A Hilton Hotel	$—	(2)	$175	$315	$32	$16	$175	$325	$38	$538	$(81)	1984	2/12/2015	3 - 40 years
Waldorf Astoria Orlando	—		34	274	29	8	34	274	37	345	(78)	2009	2/12/2015	3 - 40 years
Casa Marina, A Waldorf Astoria Resort			164	174	9	6	164	177	12	353	(36)	1920	2/17/2015	3 - 40 years
The Reach Key West, Curio Collection			57	67	3	18	57	79	9	145	(13)	1970	2/17/2015	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—		40	64	8	2	40	64	10	114	(18)	1973	6/2/2015	3 - 40 years
Boston Marriott Newton	—		24	74	15	—	24	74	15	113	(6)	1969	9/18/2019	3 - 40 years
Courtyard Washington Capitol Hill/Navy Yard	—		13	54	5	—	13	54	5	72	(4)	2006	9/18/2019	3 - 40 years
Hilton Checkers Los Angeles	27		19	44	7	1	19	45	7	71	(3)	1927	9/18/2019	3 - 40 years
Hilton Denver City Center	60		14	163	21	—	14	163	21	198	(10)	1982	9/18/2019	3 - 40 years
Homewood Suites by Hilton Seattle Convention Center Pike Street	—		5	75	7	—	5	75	7	87	(4)	1990	9/18/2019	3 - 40 years
Hotel Adagio, Autograph Collection	—		25	54	7	—	25	54	7	86	(3)	1929	9/18/2019	3 - 40 years
Hotel Indigo San Diego Gaslamp Quarter	—		7	60	8	—	7	60	8	75	(3)	2009	9/18/2019	3 - 40 years
Hyatt Centric Fisherman’s Wharf	—		33	122	11	1	33	123	11	167	(9)	1990	9/18/2019	3 - 40 years
Hyatt Regency Boston	139		—	177	14	—	—	177	14	191	(11)	1985	9/18/2019	3 - 40 years
Hyatt Regency Mission Bay Spa and Marina	—		5	118	15	—	5	118	15	138	(8)	1961	9/18/2019	3 - 40 years
JW Marriott San Francisco Union Square	—		—	191	13	1	—	192	13	205	(9)	1987	9/18/2019	3 - 40 years
Le Meridien San Francisco	—		48	176	8	—	48	176	8	232	(9)	1989	9/18/2019	3 - 40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—		16	139	12	—	16	139	12	167	(8)	1926	9/18/2019	3 - 40 years
W Chicago – City Center	76		20	76	14	—	20	76	14	110	(5)	1928	9/18/2019	3 - 40 years
W Chicago – Lakeshore	—		22	58	8	—	22	58	8	88	(5)	1965	9/18/2019	3 - 40 years
W New Orleans – French Quarter	—		3	21	1	—	3	20	2	25	(2)	1872	9/18/2019	3 - 40 years
Total	$2,509		$3,548	$6,180	$449	$1,199	$3,412	$6,953	$1,011	$11,376	$(2,241)

(1)	On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of Blackstone following the completion of the Blackstone Merger.
(2)	Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2020

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of period	$11,566	$9,921	$10,249
Additions during period:
Acquisitions	—	2,220	—
Capital expenditures	66	248	192
Deductions during period:
Transfers to assets held for sale	—	(86)	—
Dispositions, including casualty losses and impairment loss on planned dispositions	(250)	(734)	(512)
Foreign exchange effect	(6)	(3)	(8)
Balance at end of period	$11,376	$11,566	$9,921

(B)	The change in accumulated depreciation for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Balance at beginning of period	$2,038	$2,011	$2,004
Additions during period:
Depreciation expense	294	256	268
Deductions during period:
Transfers to assets held for sale	—	(24)	—
Dispositions, including casualty losses	(89)	(206)	(262)
Foreign exchange effect	(2)	1	1
Balance at end of period	$2,241	$2,038	$2,011

(C)	The aggregate cost of real estate for U.S. federal income tax purposes is approximately $6.651 billion as of December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2

Indenture, dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon, as trustee. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 29, 2020).

4.3

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

10.19

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 28, 2019). †

10.20

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 28, 2019). †

Exhibit Number	Description

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

10.31	Form of CEO Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.32	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.33	Form of Executive Special Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 26, 2020). †

10.34	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020). †

10.35

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2020). †

10.36

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on February 26, 2020). †

10.37

Third Amendment to Credit Agreement, dated as of May 8, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2020).

Exhibit Number	Description

10.38

First Amendment to Loan Agreement, dated as of May 8, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 8, 2020).

10.39

Separation Agreement and Release, by and between Matthew A. Sparks and Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on May 11, 2020).

10.40

Fourth Amendment to Credit Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 14, 2020).

10.41

Second Amendment to Loan Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 14, 2020).

10.42

Increasing Lender Supplement, dated as of September 14, 2020, among Park Intermediate Holdings LLC, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on September 14, 2020).

10.43	Form of CEO PSU Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.44	Form of Executive PSU Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 10, 2020). †

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Exhibit Number	Description

†	Denotes a management contract or compensatory plan, contract or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: February 26, 2021	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 26, 2021
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	February 26, 2021
Gordon M. Bethune

/s/ Thomas D. Eckert	Director	February 26, 2021
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 26, 2021
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 26, 2021
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 26, 2021
Joseph I. Lieberman

/s/ Timothy J. Naughton	Director	February 26, 2021
Timothy J. Naughton

/s/ Thomas A. Natelli	Director	February 26, 2021
Thomas A. Natelli

/s/ Stephen I. Sadove	Director	February 26, 2021
Stephen I. Sadove