Form 10-Q
period 2021-03-31
Park Hotels & Resorts Inc.
filed 2021-05-07
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of common stock outstanding on April 30, 2021 was 236,490,512.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$9,125	9,193
Investments in affiliates	14	14
Intangibles, net	44	45
Cash and cash equivalents	868	951
Restricted cash	32	30
Accounts receivable, net of allowance for doubtful accounts of $2 and $3	38	26
Prepaid expenses	35	39
Other assets	53	60
Operating lease right-of-use assets	225	229
TOTAL ASSETS (variable interest entities - $228 and $229)	$10,434	$10,587
LIABILITIES AND EQUITY
Liabilities
Debt	$5,121	5,121
Accounts payable and accrued expenses	196	147
Due to hotel managers	80	88
Deferred income tax liabilities	10	10
Other liabilities	134	134
Operating lease liabilities	240	244
Total liabilities (variable interest entities - $215 and $213)	5,781	5,744
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 236,832,708 shares issued and 236,435,153 shares outstanding as of March 31, 2021 and 236,217,344 shares issued and 235,915,749 shares outstanding as of December 31, 2020	2	2
Additional paid-in capital	4,520	4,519
Retained earnings	185	376
Accumulated other comprehensive loss	(3)	(4)
Total stockholders' equity	4,704	4,893
Noncontrolling interests	(51)	(50)
Total equity	4,653	4,843
TOTAL LIABILITIES AND EQUITY	$10,434	$10,587

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rooms	$106	$362
Food and beverage	22	161
Ancillary hotel	29	57
Other	8	19
Total revenues	165	599

Operating expenses
Rooms	35	112
Food and beverage	21	123
Other departmental and support	78	172
Other property-level	48	60
Management fees	7	25
Impairment loss and casualty gain, net	—	694
Depreciation and amortization	74	75
Corporate general and administrative	18	16
Other	7	21
Total expenses	288	1,298

Gain on sales of assets, net	—	62

Operating loss	(123)	(637)

Interest income	—	1
Interest expense	(63)	(40)
Equity in losses from investments in affiliates	(4)	(1)
Other loss, net	—	(2)

Loss before income taxes	(190)	(679)
Income tax expense	(1)	(10)
Net loss	(191)	(689)
Net loss attributable to noncontrolling interests	1	1
Net loss attributable to stockholders	$(190)	$(688)

Other comprehensive loss, net of tax expense:
Currency translation adjustment, net of tax expense of $0	—	4
Change in fair value of interest rate swap, net of tax expense of $0	1	(6)
Total other comprehensive income (loss)	1	(2)

Comprehensive loss	(190)	(691)
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive loss attributable to stockholders	$(189)	$(690)

Loss per share:
Loss per share - Basic	$(0.81)	$(2.89)
Loss per share - Diluted	$(0.81)	$(2.89)

Weighted average shares outstanding - Basic	235	238
Weighted average shares outstanding - Diluted	236	238

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net loss	$(191)	$(689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	75
Gain on sales of assets, net	—	(62)
Impairment loss and casualty gain, net	—	694
Equity in losses from investments in affiliates	4	1
Other loss, net	—	2
Share-based compensation expense	6	2
Amortization of deferred financing costs	2	1
Distributions from unconsolidated affiliates	—	4
Changes in operating assets and liabilities	34	(41)
Net cash used in operating activities	(71)	(13)
Investing Activities:
Capital expenditures for property and equipment	(5)	(26)
Proceeds from asset dispositions, net	—	205
Contributions to unconsolidated affiliates	(2)	—
Insurance proceeds for property damage claims	4	1
Net cash (used in) provided by investing activities	(3)	180
Financing Activities:
Borrowings from credit facilities	—	1,000
Repayments of mortgage debt	(1)	(2)
Dividends paid	—	(136)
Distributions to noncontrolling interests	—	(1)
Tax withholdings on share-based compensation	(6)	(6)
Repurchase of common stock	—	(66)
Net cash (used in) provided by financing activities	(7)	789
Net (decrease) increase in cash and cash equivalents and restricted cash	(81)	956
Cash and cash equivalents and restricted cash, beginning of period	981	386
Cash and cash equivalents and restricted cash, end of period	$900	$1,342

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$—	$106

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	1	(1)	—	—	—
Net loss	—	—	—	(190)	—	(1)	(191)
Other comprehensive income	—	—	—	—	1		1
Balance as of March 31, 2021	236	$2	$4,520	$185	$(3)	$(51)	$4,653

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	$2	$4,504	$1,129	$(5)	$(47)	$5,583

(1)	Dividends declared per common share were $0.45 for the three months ended March 31, 2020.

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

Recent Events

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand.  Since the beginning of March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. However, the distribution of COVID-19 vaccines that began in December 2020 and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment.

We and our hotel managers have taken various actions to mitigate the effects of COVID-19, including temporarily suspending operations at certain of our hotels in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing budgeted capital expenditures for maintenance projects to approximately $40 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our revolving credit facility (“Revolver”) and completing two corporate bond offerings totaling $1.4 billion in 2020. We have since commenced a phased reopening of all except seven of our hotels as restrictions are removed and demand returns. The timing of fully reopening these hotels and beginning to reopen our hotels that remain suspended will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021

Use of Estimates

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

          Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, contains a discussion of the significant accounting policies.  There have been no significant changes to our significant accounting policies since December 31, 2020.

Note 3: Dispositions

During the three months ended March 31, 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $63 million on these hotels, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

Note 4: Property and Equipment

Property and equipment were:

	March 31, 2021	December 31, 2020
	(in millions)
Land	$3,429	$3,429
Buildings and leasehold improvements	6,960	6,951
Furniture and equipment	1,046	1,042
Construction-in-progress	44	52
	11,479	11,474
Accumulated depreciation and amortization	(2,354)	(2,281)
	$9,125	$9,193

Depreciation of property and equipment was $73 million and $74 million during the three months ended March 31, 2021 and 2020, respectively.

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

	March 31, 2021	December 31, 2020
	(in millions)
Property and equipment, net	$214	$216
Cash and cash equivalents	9	8
Restricted cash	2	2
Accounts receivable, net	2	1
Prepaid expenses	1	1
Other assets	—	1
Debt	207	207
Accounts payable and accrued expenses	6	5
Other liabilities	2	1

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2021	December 31, 2020
		(in millions)
Hilton San Diego Bayfront	25%	$11	$11
All others (6 hotels)	20% - 50%	3	3
		$14	$14

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of March 31, 2021 and December 31, 2020, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill

Due to the effects of COVID-19, we assessed goodwill for impairment during the first quarter of 2020 and determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value. As a result, we fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020.

Note 7: Debt

Debt balances and associated interest rates as of March 31, 2021 were:

			Principal balance as of
	Interest Rate at March 31, 2021	Maturity Date	March 31, 2021	December 31, 2020
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.16%	2021 to 2026(2)(3)	508	509
2019 Term Facility(4)(5)	L + 2.65%	August 2024	670	670
Revolver(5)	L + 3.00%	2021 to 2023(6)	601	601
2025 Senior Secured Notes(7)	7.50%	June 2025	650	650
2028 Senior Secured Notes(7)	5.88%	October 2028	725	725
Finance lease obligations	3.07%	2021 to 2022	1	1
			5,155	5,156
Add: unamortized premium			3	3
Less: unamortized deferred financing costs and discount			(37)	(38)
			$5,121	$5,121

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
(3)

In December 2020, our joint venture executed a forbearance agreement for the $12 million loan secured by the Doubletree Spokane in which the lender agreed to forbear exercising its rights and remedies arising from the joint venture’s non-payment of the loan at maturity due to market conditions until October 6, 2021. Beginning April 2021, the interest rate on the loan will be accrued at the default rate of 6.55%. Additionally, in January 2021, we ceased making debt service payments for the $75 million mortgage loan secured by the W Chicago City Center.  Failure to make debt service payments constitutes an event of default. While Park hopes to negotiate an amendment with the lender, there can be no assurances that an agreement will be reached.

(4)	In August 2019, the Company, our Operating Company and PK Domestic entered into a term loan facility (the “2019 Term Facility”).
(5)	In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points.
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

(7)

In May and September 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively.

We are required to deposit with lenders certain cash reserves for restricted uses. As of March 31, 2021 and December 31, 2020, our condensed consolidated balance sheets included $12 million and $10 million of restricted cash, respectively, related to our CMBS and mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2021 were:

Year	(in millions)
2021(1)	$115
2022	99
2023	1,332
2024	677
2025	657
Thereafter(2)	2,275
$5,155

(1)

Includes $96 million of the current outstanding balance under the Revolver; however, we have sufficient capacity with extended undrawn commitments under the Revolver to effectively extend for two years.

(2)	Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities.  The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2021		December 31, 2020
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$723	$725	$708
HHV CMBS Loan	3	1,275	1,238	1,275	1,195
2019 Term Facility	3	670	661	670	661
Revolver	3	601	596	601	596
2025 Senior Secured Notes	1	650	707	650	705
2028 Senior Secured Notes	1	725	774	725	774
Mortgage loans	3	508	491	509	480

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

We will be subject to U.S. federal income tax on taxable sales of built-in gain property through January 3, 2022. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and included several tax provisions that may impact us and our subsidiaries, including:

•	the ability for our TRSs to carry back net operating losses (“NOLs”) arising in 2020 to all post spin-off taxable years preceding the taxable year of the loss;
•

an increase of the business interest limitation under Internal Revenue Code (“Code”) section 163(j) from 30 percent to 50 percent of adjusted taxable income for taxable years beginning in 2019 and 2020 and the addition of an election by taxpayers to use their 2019 adjusted taxable income as their adjusted taxable income in 2020 for purposes of applying the limitation; and

•

a “technical correction” amending Code section 168(e)(3)(E) to add “qualified improvement property” to “15-year property” and assigning a class life of 20-years under section 168(g)(3)(B) to qualified improvement property under section 168(e)(3)(E)(vii).

During the three months ended March 31, 2021, we recognized $1 million of income tax expense, which is comprised primarily of an adjustment to the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

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

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (“2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2021, 2,910,578 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 450,000 shares of our common stock may be issued, and as of March 31, 2021, 67,094 shares of common stock remain available for future issuance. For the three months ended March 31, 2021 and 2020, we recognized $6 million and $2 million of share-based compensation expense, respectively. As of March 31, 2021, unrecognized compensation expense was $30 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2021 and 2020 was $14 million and $17 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	834,258	$21.68
Granted	356,872	20.26
Vested	(249,992)	26.07
Forfeited	(1,547)	23.11
Unvested at March 31, 2021	939,591	$19.97

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of March 31, 2021, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,078,555	$18.70
Granted	327,110	27.17
Vested	(428,255)	16.33
Unvested at March 31, 2021	977,410	$22.57

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	60.0%
Dividend yield(2)	—
Risk-free rate	0.2%
Expected term	3 years

(1)	The weighted average expected volatility was 60.0%.
(2)	Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Numerator:
Net loss attributable to stockholders	$(190)	$(688)
Earnings attributable to participating securities	—	—
Net loss attributable to stockholders, net of earnings allocated to participating securities	$(190)	$(688)
Denominator:
Weighted average shares outstanding – basic	235	238
Unvested restricted shares	1	—
Weighted average shares outstanding – diluted	236	238

Loss per share - Basic(1)	$(0.81)	$(2.89)
Loss per share - Diluted(1)	$(0.81)	$(2.89)

(1)	Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2021 and 2020 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of March 31, 2021, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•	Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•	Costs associated with hotel acquisitions or dispositions expensed during the period;
•	Severance expense;
•	Share-based compensation expense;
•	Impairment losses and casualty gains or losses; and
•	Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net loss to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Revenues:
Total consolidated hotel revenue	$157	$580
Other revenues	8	19
Total revenues	$165	$599

Net loss	$(191)	$(689)
Other revenues	(8)	(19)
Depreciation and amortization expense	74	75
Corporate general and administrative expense	18	14
Impairment loss and casualty gain, net	—	694
Other operating expenses	7	21
Gain on sales of assets, net	—	(62)
Interest income	—	(1)
Interest expense	63	40
Equity in losses from investments in affiliates	4	1
Income tax expense	1	10
Severance expense(1)	—	2
Other items	(4)	5
Hotel Adjusted EBITDA	$(36)	$91

(1)	Severance expense is included in corporate general and administrative expense in our condensed consolidated statements of comprehensive loss.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	March 31, 2021	December 31, 2020
	(in millions)
Consolidated hotels	$10,415	$10,568
All other	19	19
Total assets	$10,434	$10,587

Note 13: Commitments and Contingencies

As of March 31, 2021, we had outstanding commitments under third-party contracts of approximately $52 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton.  The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million, as of March 31, 2021, related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of the deposit required by the ATO of Hilton to further defend against the claim and for certain out-of-pocket expenses incurred by Hilton. This amount could change as the litigation of the ATO’s claim progresses.

Note 14: Subsequent Events

In April 2021, we sold the 97-room W New Orleans – French Quarter for gross proceeds of approximately $24 million, or $249,000 per key.

On April 30, 2021, our stockholders approved the amendment and restatement of our 2017 Director Plan to increase the maximum number of shares of our common stock available to issue under the plan from 450,000 to 950,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the expected reopening dates for our hotels and dates that our hotels will break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, and measures (including through potential alternative sources of revenue) being taken in response to, COVID-19, the effects of competition and the effects of future legislation or regulations and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the adverse effect of COVID-19, including possible resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the emergence of virus variants, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 59 hotels, consisting of premium-branded hotels and resorts with over 33,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Recent Events

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the lodging industry and our business.  We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our business. The effects of COVID-19, including related government restrictions, border closings, quarantining, “shelter-in-place” orders and “social distancing,” have had and continue to have a significant adverse effect on the hospitality industry, including our business, and have contributed to a significant decrease in business and consumer spending, with a particularly dramatic effect on travel and hospitality spending. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at certain of our hotels, the majority of which have now reopened, and significantly reduced capacity at the remainder of our hotels. Temporary closings of restaurants and hotels across entire regions also contributed to severely reduced overall lodging demand. There continues to be significant cancellations of existing reservations, including the vast majority of group business and events throughout the first-half of 2021 and significant reductions in new reservations.

Since the beginning of March 2020, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which has resulted in a decline in our operating cash flow. As distribution of the COVID-19 vaccine has accelerated, we have seen improvement in leisure traveler sentiment, and as a result, an improvement in occupancy, ADR and RevPAR in recent months. Changes in our 2020 and 2021 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of May 7, 2021, as compared to the same periods in 2019 and 2020, respectively, and pro-forma occupancy are as follows:

	Change in Pro-forma ADR	Change in Pro-forma Occupancy		Change in Pro-forma RevPAR	Pro-forma Occupancy
Q1 2020	(2.5)%	(16.0)	pts	(22.6)%	61.7%
Q2 2020	(43.2)	(79.7)		(95.9)	6.2
Q3 2020	(38.3)	(65.5)		(86.1)	19.1

October 2020	(43.5)	(61.6)		(84.5)	23.3
November 2020	(41.6)	(61.8)		(86.0)	19.5
December 2020	(30.1)	(57.8)		(83.2)	18.3
Q4 2020	(38.9)	(60.4)		(84.6)	20.4

January 2021	(40.8)	(52.4)		(82.8)	21.4
February 2021	(30.6)	(54.1)		(78.0)	25.1
March 2021	(17.1)	(0.7)		(18.8)	32.5
Q1 2021	(29.9)	(35.3)		(70.0)	26.4

We believe that imposed or re-imposed government restrictions and the economic contraction associated with COVID-19 will continue to significantly affect our business. We believe demand will remain significantly reduced as long as mandatory travel restrictions, “social distancing,” and cost-saving measures, such as the postponing or cancelling of non-essential business travel, remain in place. Although we were able to recommence operations at reduced capacity at most of our previously suspended hotels, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to recover and the long-term impacts on consumer attitudes to travel. Further, economic uncertainty generally will make it more difficult to execute on our external growth strategy. These factors lead us to believe that our operating results will continue to be adversely affected by COVID-19 through at least the first-half of 2021.

The distribution of COVID-19 vaccines and the reports of their effectiveness appear to have resulted in an improvement in traveler and general consumer sentiment. We believe that the distribution and acceptance by the public of COVID-19 vaccines will allow for a more widespread easing in government regulation and decrease the number of COVID-19 cases, as well as an improvement in business and other consumer preferences for travel. Further, given that all adults in the U.S. are now eligible for the COVID-19 vaccines, coupled with the stimulus package passed in March 2021 and significant pent-up demand, we believe we could experience accelerated growth beginning the second half of 2021. However, the uncertainties surrounding the COVID-19 pandemic make it difficult to predict operating results for our hotels for the remainder of 2021, thus there can be no assurances that we will not experience further declines in hotel revenues or earnings at our hotels.

We and our hotel managers have taken various actions to mitigate the effects of COVID-19, including temporarily suspending operations at certain of our hotels in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing budgeted capital expenditures for maintenance projects to approximately $40 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility in 2020, drawing on our revolving credit facility (“Revolver”) and completing two corporate bond offerings totaling $1.4 billion, the proceeds of which were used, in part, to repay a portion of the Revolver borrowings.

Since originally suspending operations, we have commenced the phased reopening of all except seven of our hotels at limited capacity. The timing of fully reopening our hotels will depend primarily on government restrictions imposed or re-imposed, health official recommendations and market demand. The status of our hotels as of May 7, 2021 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	45	21,622
Consolidated Suspended	7	7,212
Total Consolidated	52	28,834
Unconsolidated Open	7	4,297
Total Hotels	59	33,131

We cannot predict whether we will be able to resume operations at any of our other suspended hotels or whether our reopened hotels will be forced to suspend operations again in the future. However, we currently expect to open the remaining seven suspended hotels over the next couple of quarters as travel restrictions ease and demand recovers.

We continue to proactively pursue alternative sources of revenue from government authorities and hospitals, such as providing temporary lodging for first responders, other medical personnel, military personnel, displaced guests and residents of communities where our hotels are located, colleges and universities, professional sports associations, and other smaller group events.

In addition, the operating environment for us and our hotel managers could remain challenging if the current economic contraction or decline in demand for travel extends beyond the lifting of government restrictions and reopening of all of our hotels. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand, and although these factors have seen improvement over the last 9 months, these metrics remain significantly below levels prior to the COVID-19 pandemic.  The exact impact, magnitude and duration of the economic contraction is unknown at this time.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results and the economic contraction, to be dictated by, among other things, its duration, the success of efforts to contain it, the emergence of virus variants, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions. For instance, recent government action to provide substantial financial support to affected industries could provide helpful assistance to the travel and hospitality industry, including our operators. However, we cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities have begun to lift quarantines, "shelter in place" orders and other similar restrictions, the timing and approach differs in different locations and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future, including as a result of further outbreaks or variants of COVID-19. These uncertainties make it difficult to predict operating results for our hotels for the remainder of 2021. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earning at our hotels.

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

Revenue per Available Room

RevPAR represents rooms revenue divided by the total number of room nights available to guests for a given period. Room nights available to guests have not been adjusted for suspended or reduced operations at certain of our hotels as a result of COVID-19. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods.

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

Hotel Adjusted EBITDA measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels, which excludes hotels owned by unconsolidated affiliates, and is a key measure of our profitability. We present Hotel Adjusted EBITDA to help us and our investors evaluate the ongoing operating performance of our consolidated hotels.

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

The following table provides a reconciliation of Net loss to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net loss	$(191)	$(689)
Depreciation and amortization expense	74	75
Interest income	—	(1)
Interest expense	63	40
Income tax expense	1	10
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	1	5
EBITDA	(52)	(560)
Gain on sales of assets, net	—	(62)
Severance expense	—	2
Share-based compensation expense	6	2
Impairment loss and casualty gain, net	—	694
Other items	(3)	6
Adjusted EBITDA	(49)	82
Less: Adjusted EBITDA from investments in affiliates	2	(4)
Add: All other(1)	11	13
Hotel Adjusted EBITDA	$(36)	$91

(1)	Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share amounts)
Net loss attributable to stockholders	$(190)	$(688)
Depreciation and amortization expense	74	75
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	—	(62)
Impairment loss	—	695
Equity investment adjustments:
Equity in losses from investments in affiliates	4	1
Pro rata FFO of investments in affiliates	(2)	1
Nareit FFO attributable to stockholders	(115)	21
Severance expense	—	2
Share-based compensation expense	6	2
Other items(1)	(4)	32
Adjusted FFO attributable to stockholders	$(113)	$57
Nareit FFO per share - Diluted(2)	$(0.49)	$0.09
Adjusted FFO per share - Diluted(2)	$(0.48)	$0.24

(1)	For the three months ended March 31, 2020, includes $26 million of tax expense on hotels sold during the period.
(2)	Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•

Property Dispositions: Since January 1, 2020, we disposed of two consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the three months ended March 31, 2021 as compared to the same period in 2020. The results of operations during our period of ownership of these hotels are included in our consolidated results.

•

COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic contraction resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the three months ended March 31, 2021 will not be comparable to the same period in 2020.

Hotel Revenues and Operating Expenses

	Three Months Ended March 31,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$106	$362	$(256)	$(4)	$(252)
Food and beverage revenue	22	161	(139)	(1)	(138)
Ancillary hotel revenue	29	57	(28)	(1)	(27)
Rooms expense	35	112	(77)	(1)	(76)
Food and beverage expense	21	123	(102)	(1)	(101)
Other departmental and support expense	78	172	(94)	(2)	(92)
Other property-level expense	48	60	(12)	(1)	(11)
Management fees expense	7	25	(18)	—	(18)

(1)	Change from other factors primarily relates to the effects of COVID-19.

Group, transient, contract and other rooms revenue for the three months ended March 31, 2021, as well as the change for each segment compared to the same period in 2020 are as follows:

	Three Months Ended March 31,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$8	$117	$(109)	$(1)	$(108)
Transient rooms revenue	86	213	(127)	(3)	(124)
Contract rooms revenue	11	24	(13)	—	(13)
Other rooms revenue	1	8	(7)	—	(7)
Rooms revenue	$106	$362	$(256)	$(4)	$(252)

(1)	Change from other factors primarily relates to the effects of COVID-19.

Other revenue and Other expense

During the second half of 2020, we permanently closed operations at all three of our laundry facilities resulting in a decrease in both laundry revenue and laundry expense.  The decreases in support services revenue and expense are due to reductions in expenses as well as lower cost reimbursements as hotels that have a service arrangement with Hilton Grand Vacations (“HGV”) continue to suspend its operations or have reopened at limited capacity.

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Support service revenue	$8	$17	(52.9)
Laundry revenue	—	2	(100.0)%
Total other revenue	$8	$19	(57.9)%

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Support services expense	$7	$17	(58.8)
Laundry expense	—	4	(100.0)%
Total other expense	$7	$21	(66.7)%

Corporate general and administrative

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
General and administrative expenses	$12	$12	—%
Share-based compensation expense	6	2	200.0
Severance expense	—	2	(100.0)
Total corporate general and administrative	$18	$16	12.5%

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

Non-operating Income and Expenses

Interest expense

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%
Mortgage Loans	5	5	—
2016 Term Loan(2)	—	6	NM(5)
2019 Term Facility(3)	5	6	(16.7)
Revolver	5	1	400.0
2025 Senior Secured Notes(4)	12	—	NM(5)
2028 Senior Secured Notes(4)	11	—	NM(5)
Other	4	1	300.0
Total interest expense	$63	$40	57.5%

(1)

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)	In September 2020, we fully repaid the term loan we entered into in December 2016, with a maturity date of December 2021 (“2016 Term Loan”).
(3)

In August 2019, the Company, Park Intermediate Holdings LLC (our “Operating Company”) and PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”) entered into a term loan facility (the “2019 Term Facility”).

(4)

In May and September 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively.

(5)	Percentage change is not meaningful.

Interest expense increased in 2021 as a result of the $1 billion drawn under the Revolver in March 2020, of which $399 million was repaid during 2020, and the issuances of our $650 million 2025 Senior Secured Notes and $725 million 2028 Senior Secured Notes, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020.

Income tax expense

	Three Months Ended March 31,
	2021	2020	Percent Change
	(in millions)
Income tax expense	$1	$10	(90.0)%

    Income tax expense for the three months ended March 31, 2021 of $1 million is comprised primarily of an adjustment to the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

Income tax expense for the three months ended March 31, 2020 includes $12 million of built-in gains tax from assets sold during the period and $14 million of non-U.S. income tax expense on the gain from the entity sold during the period, partially offset by a TRS income tax benefit of $17 million from utilizing the NOL carryback provisions of the CARES Act.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2021, we had total cash and cash equivalents of $868 million and $32 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19, including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events”, we expect our cash flows through the first-half of 2021 to be significantly lower than prior to COVID-19. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020 (which we subsequently partially repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and reductions in budgeted capital expenditures for maintenance projects to approximately $40 million for 2021. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

While operations have been significantly reduced, and in some cases remain suspended, at most of our hotels, the duration and extent of the effects of COVID-19 remain unknown, and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future. Based on our monthly burn rate in March 2021 of $26 million, which takes into account current operations from both open and suspended hotels and uses an accrual-based methodology, and as a result of the above-mentioned cost-reduction efforts and the overall strength of our balance sheet, absent any debt required to be repaid, we currently expect to have over 50 months of liquidity available to meet our financial obligations. This estimate does not take into account planned capital expenditures, any possible alternative sources of revenue that may arise, any hotel property dispositions or payment of future cash dividends, if any, or continued improvement in operations. The estimated burn rate amount does not take into account any amount available to us under existing or future debt facilities, or proceeds from issuance of any additional debt, equity or equity-linked securities.

With availability under our Revolver and existing cash and cash equivalents, including as a result of net proceeds from the offering of our 2025 Senior Secured Notes and 2028 Senior Secured Notes and the proceeds from the sales of two consolidated hotels during the first quarter of 2020 and the sale of one consolidated hotel in April 2021, we have sufficient liquidity to pay our 2021 debt maturities and to fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry begins to recover. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us.  However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.  In May and September 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extending the maturity of the Revolver and extending the waiver period for the testing of the financial covenants, placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions).

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the impact of COVID-19 on the global economy, including a sustained decline in our performance, we were able to access the debt capital markets during the second and third quarters of 2020 and complete our inaugural notes offering for our 2025 Senior Secured Notes as well as the offering of our 2028 Senior Secured Notes. However, it may be difficult or costly for us to raise additional debt or equity capital in the future to fund long-term liquidity requirements.

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, which ended in February 2021. We have not renewed the stock repurchase program at this time. Stock repurchases were made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that complied with applicable securities laws. The timing of stock repurchases and the number of shares repurchased were dependent upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	March 31,
	2021	2020	Percent Change
	(in millions)
Net cash used in operating activities	$(71)	$(13)	NM(1)
Net cash (used in) provided by investing activities	(3)	180	NM(1)
Net cash (used in) provided by financing activities	(7)	789	NM(1)

(1)	Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $58 million increase in net cash used in operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decrease in cash from operations related to the effects of COVID-19.

Investing Activities

The $3 million in net cash used in investing activities for the three months ended March 31, 2021 was primarily attributable to $5 million in capital expenditures.

The $180 million in net cash provided by investing activities for the three months ended March 31, 2020 was primarily attributable to the $205 million in net proceeds received from the sale of hotels, partially offset by $26 million in capital expenditures.

Financing Activities

The $7 million in net cash used in financing activities for the three months ended March 31, 2021 was primarily attributable to $6 million of tax withholdings on share-based compensation.

The $789 million in net cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, partially offset by $136 million in dividends paid and the repurchase of 4.6 million shares of our common stock for $66 million.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, and after utilization of any NOL carryforward to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter dividend in 2020, we suspended our quarterly dividend.

Debt

As of March 31, 2021, our total indebtedness was approximately $5.1 billion, including approximately $601 million of borrowings from our Revolver, $650 million of 2025 Senior Secured Notes and $725 million of 2028 Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of March 31, 2021 included construction contract commitments of approximately $52 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the three months ended March 31, 2021, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2021 through January 31, 2021	3	$17.15	—	$234
February 1, 2021 through February 28, 2021	95,565	$20.91	—	$234
March 1, 2021 through March 31, 2021	392	$21.15	—	$—
	95,960		—

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

(3)	The stock repurchase program authorized in February 2019 for the repurchase of up to $300 million of the Company’s common stock expired on February 28, 2021.

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

10.1

Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (as amended and restated as of April 30, 2021) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on April 30, 2021).

10.2

Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (as amended and restated as of April 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 4, 2021).

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

Park Hotels & Resorts Inc.

Date: May 7, 2021	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2021	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)