Form 10-Q
period 2021-06-30
Park Hotels & Resorts Inc.
filed 2021-08-06
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of common stock outstanding on July 30, 2021 was 236,492,895.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$8,820	9,193
Assets held for sale	77	—
Investments in affiliates	13	14
Intangibles, net	44	45
Cash and cash equivalents	909	951
Restricted cash	35	30
Accounts receivable, net of allowance for doubtful accounts of $2 and $3	63	26
Prepaid expenses	35	39
Other assets	50	60
Operating lease right-of-use assets	220	229
TOTAL ASSETS (variable interest entities - $235 and $229)	$10,266	$10,587
LIABILITIES AND EQUITY
Liabilities
Debt	$5,100	5,121
Accounts payable and accrued expenses	178	147
Due to hotel managers	90	88
Deferred income tax liabilities	10	10
Other liabilities	107	134
Operating lease liabilities	236	244
Total liabilities (variable interest entities - $217 and $213)	5,721	5,744
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 236,891,740 shares issued and 236,493,847 shares outstanding as of June 30, 2021 and 236,217,344 shares issued and 235,915,749 shares outstanding as of December 31, 2020	2	2
Additional paid-in capital	4,525	4,519
Retained earnings	70	376
Accumulated other comprehensive loss	(3)	(4)
Total stockholders' equity	4,594	4,893
Noncontrolling interests	(49)	(50)
Total equity	4,545	4,843
TOTAL LIABILITIES AND EQUITY	$10,266	$10,587

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rooms	$207	$21	$313	$383
Food and beverage	54	3	76	164
Ancillary hotel	50	15	79	72
Other	12	3	20	22
Total revenues	323	42	488	641

Operating expenses
Rooms	59	20	94	132
Food and beverage	42	14	63	137
Other departmental and support	101	60	179	232
Other property-level	52	56	100	116
Management fees	14	—	21	25
Impairment loss and casualty gain, net	5	—	5	694
Depreciation and amortization	71	75	145	150
Corporate general and administrative	16	14	34	30
Other	13	4	20	25
Total expenses	373	243	661	1,541

Gain on sales of assets, net	6	1	6	63

Operating loss	(44)	(200)	(167)	(837)

Interest income	—	1	—	2
Interest expense	(66)	(50)	(129)	(90)
Equity in losses from investments in affiliates	(2)	(8)	(6)	(9)
Other loss, net	(2)	(1)	(2)	(3)

Loss before income taxes	(114)	(258)	(304)	(937)
Income tax expense	—	(3)	(1)	(13)
Net loss	(114)	(261)	(305)	(950)
Net (income) loss attributable to noncontrolling interests	(2)	2	(1)	3
Net loss attributable to stockholders	$(116)	$(259)	$(306)	$(947)

Other comprehensive (loss) income, net of tax expense:
Currency translation adjustment, net of tax expense of $0	—	—	—	4
Change in fair value of interest rate swap, net of tax expense of $0	—	(1)	1	(7)
Total other comprehensive (loss) income	—	(1)	1	(3)

Comprehensive loss	(114)	(262)	(304)	(953)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	2	(1)	3
Comprehensive loss attributable to stockholders	$(116)	$(260)	$(305)	$(950)

Loss per share:
Loss per share - Basic	$(0.49)	$(1.10)	$(1.30)	$(4.01)
Loss per share - Diluted	$(0.49)	$(1.10)	$(1.30)	$(4.01)

Weighted average shares outstanding - Basic	236	235	235	236
Weighted average shares outstanding - Diluted	236	235	236	236

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net loss	$(305)	$(950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145	150
Gain on sales of assets, net	(6)	(63)
Impairment loss and casualty gain, net	5	694
Equity in losses from investments in affiliates	6	9
Other loss, net	2	3
Share-based compensation expense	10	6
Amortization of deferred financing costs	5	3
Distributions from unconsolidated affiliates	—	5
Deferred income taxes	—	2
Changes in operating assets and liabilities	(23)	(17)
Net cash used in operating activities	(161)	(158)
Investing Activities:
Capital expenditures for property and equipment	(13)	(56)
Proceeds from asset dispositions, net	168	207
Contributions to unconsolidated affiliates	(5)	(2)
Insurance proceeds for property damage claims	4	1
Net cash provided by investing activities	154	150
Financing Activities:
Borrowings from credit facilities	—	1,000
Repayments of credit facilities	(761)	(388)
Proceeds from issuance of Senior Secured Notes	750	652
Proceeds from issuance of mortgage debt	14	—
Repayments of mortgage debt	(14)	(4)
Debt issuance costs	(15)	(15)
Dividends paid	—	(241)
Distributions to noncontrolling interests, net	—	(1)
Tax withholdings on share-based compensation	(4)	(6)
Repurchase of common stock	—	(66)
Net cash (used in) provided by financing activities	(30)	931
Net (decrease) increase in cash and cash equivalents and restricted cash	(37)	923
Cash and cash equivalents and restricted cash, beginning of period	981	386
Cash and cash equivalents and restricted cash, end of period	$944	$1,309

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	1	(1)	—	—	—
Net loss	—	—	—	(190)	—	(1)	(191)
Other comprehensive income	—	—	—	—	1		1
Balance as of March 31, 2021	236	$2	$4,520	$185	$(3)	$(51)	$4,653
Share-based compensation, net	—	—	5	1	—	—	6
Net loss	—	—	—	(116)	—	2	(114)
Balance as of June 30, 2021	236	$2	$4,525	$70	$(3)	$(49)	$4,545

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	$2	$4,504	$1,129	$(5)	$(47)	$5,583
Share-based compensation, net	1	—	4	1	—	—	5
Net loss	—	—	—	(259)	—	(2)	(261)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	236	2	4,508	871	(6)	(49)	5,326

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

COVID-19 Update

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since the beginning of March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. As vaccination rates increased across the country, government restrictions, quarantining and “social distancing” mandates have been and are being removed, resulting in increased travel and hospitality spending during the second quarter of 2021.

We and our hotel managers have taken various actions to mitigate the effects of COVID-19, including temporarily suspending operations at certain of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing budgeted capital expenditures for maintenance projects to approximately $40 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our revolving credit facility (“Revolver”) and completing three corporate bond offerings totaling $2.1 billion in 2020 and 2021. We have since commenced a phased reopening of all except three of our hotels as restrictions are removed and demand returns. The timing of fully reopening our remaining suspended hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

Reclassifications

Certain line items on the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2020.

Note 3: Dispositions and Assets Held for Sale

Dispositions

In April 2021, we sold the W New Orleans – French Quarter located in New Orleans, LA, for gross proceeds of approximately $24 million and recognized a loss of $1 million, from $1 million in selling costs, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. Net proceeds were used to repay $24 million of our outstanding balance under the Revolver. In June 2021, we also sold the Hotel Indigo San Diego Gaslamp Quarter in San Diego, California and the Courtyard Washington Capitol Hill Navy Yard in Washington, D.C. in the same transaction for total gross proceeds of $149 million and recognized a gain of $7 million, net of selling costs, on these hotels, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. Net proceeds were used in July 2021 to repay the remaining $13 million of our outstanding balance under the Revolver and $133 million of our term loan facility due in 2024 (“2019 Term Facility”).

In February 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $64 million on these hotels, which is included in gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

Assets Held for Sale

In June 2021, we executed an agreement to sell the Hotel Adagio, Autograph Collection, and the hotel was designated as held for sale in June 2021 as it met all held for sale criteria. The hotel was sold in July 2021 for gross proceeds of $82 million, which was payable in cash at closing and is subject to customary pro rations and adjustments.

Assets held for sale related to the Hotel Adagio, Autograph Collection were as follows as of June 30, 2021:

(in millions)
Assets:
Property and equipment, net	$77
Total Assets Held for Sale	$77

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2021(1)	December 31, 2020
	(in millions)
Land	$3,381	$3,429
Buildings and leasehold improvements	6,775	6,951
Furniture and equipment	1,025	1,042
Construction-in-progress	48	52
	11,229	11,474
Accumulated depreciation and amortization	(2,409)	(2,281)
	$8,820	$9,193

(1)       Excludes $77 million of property and equipment, net classified as held for sale as of June 30, 2021.

Depreciation of property and equipment was $71 million and $75 million during the three months ended June 30, 2021 and 2020, respectively, and $144 million and $149 million during the six months ended June 30, 2021 and 2020, respectively.

For the three and six months ended June 30, 2021, we recognized $5 million of impairment losses related to one of our hotels classified as held for sale as of June 30, 2021.

For the six months ended June 30, 2020, we recognized $88 million of impairment losses, primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19.

Note 5: Consolidated Variable Interest Entities ("VIEs") and Investments in Affiliates

Consolidated VIEs

We consolidate VIEs that own three hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed consolidated balance sheets include the following assets and liabilities of these entities:

	June 30, 2021	December 31, 2020
	(in millions)
Property and equipment, net	$212	$216
Cash and cash equivalents	13	8
Restricted cash	5	2
Accounts receivable, net	3	1
Prepaid expenses	1	1
Other assets	1	1
Debt	208	207
Accounts payable and accrued expenses	7	5
Other liabilities	2	1

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2021	December 31, 2020
		(in millions)
Hilton San Diego Bayfront	25%	$10	$11
All others (6 hotels)	20% - 50%	3	3
		$13	$14

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of June 30, 2021 and December 31, 2020, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

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

Note 7: Debt

Debt balances and associated interest rates as of June 30, 2021 were:

			Principal balance as of
	Interest Rate at June 30, 2021	Maturity Date	June 30, 2021	December 31, 2020
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.81%	2022 to 2026(2)(3)	508	509
2019 Term Facility(4)	L + 2.65%	August 2024	497	670
Revolver(4)	L + 3.00%	2021 to 2023(5)	13	601
2025 Senior Secured Notes(6)	7.50%	June 2025	650	650
2028 Senior Secured Notes(6)	5.88%	October 2028	725	725
2029 Senior Secured Notes	4.88%	May 2029	750	—
Finance lease obligations	3.07%	2021 to 2022	1	1
			5,144	5,156
Add: unamortized premium			3	3
Less: unamortized deferred financing costs and discount			(47)	(38)
			$5,100	$5,121

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

(3)        In June 2021, our joint venture repaid the $12 million loan secured by the Doubletree Spokane with proceeds from a $14 million loan with a maturity date of July 1, 2026. Additionally, in January 2021, we ceased making debt service payments toward the $75 million mortgage loan secured by the W Chicago City Center, and we have received a notice of an event of default. The default interest rate on the loan is 8.25% and the stated rate is 4.25%. While we hope to negotiate an amendment with the lender, there can be no assurances that an agreement will be reached.

(4)        In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points. Net proceeds from asset sales during the six months ended June 30, 2021 and the 2029 Senior Secured Notes were used to repay the outstanding balance under the Revolver and a portion of the 2019 Term Facility. Refer to Note 3: “Dispositions and Assets Held for Sale” for additional information.

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

(6)        In May and September 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively (collectively with the 2029 Senior Secured Notes, the “Senior Secured Notes”).

We are required to deposit with lenders certain cash reserves for restricted uses. As of June 30, 2021 and December 31, 2020, our condensed consolidated balance sheets included $18 million and $10 million of restricted cash, respectively, related to our CMBS and mortgage loans.

2029 Senior Secured Notes

In May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of 2029 Senior Secured Notes. Net proceeds were used to repay $564 million of our outstanding balance under the Revolver, which may be redrawn, and $173 million of the 2019 Term Facility. The 2029 Senior Secured Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2021. The 2029 Senior Secured Notes will mature on May 15, 2029. We capitalized $13 million of issuance costs during the three months ended June 30, 2021.

We may redeem the 2029 Senior Secured Notes at any time prior to May 15, 2024, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus a make-whole premium. On or after May 15, 2024, we may redeem the 2029 Senior Secured Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after May 15, 2026, we may redeem the 2029 Senior Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before May 15, 2024, we may redeem up to 40% of the 2029 Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price of 104.875% of the principal amount redeemed.

Indentures

The 2029 Senior Secured Notes are guaranteed by us and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facilities, which guarantors also guarantee the obligations under the Company’s Senior Secured Notes on a first priority basis. The guarantees are full and unconditional and joint and several. The 2029 Senior Secured Notes are secured, subject to permitted liens, by a first priority security interest in all of the capital stock of certain wholly-owned subsidiaries of certain of the guarantors and PK Domestic, which collateral also secures the obligations under our credit and term loan facilities on a first priority basis. The indenture governing the 2029 Senior Secured Notes contains customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that we believe is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100 million, plus 95% of our cumulative Funds From Operations (as defined in the indenture), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indenture requires our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2021 were:

Year	(in millions)
2021(1)	$7
2022	98
2023	839
2024	504
2025	657
Thereafter(2)	3,039
$5,144

(1)       Includes $2 million of the then current outstanding balance under the Revolver; however, we have sufficient capacity with extended undrawn commitments under the Revolver to effectively extend for two years.

(2)       Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2021		December 31, 2020
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$735	$725	$708
HHV CMBS Loan	3	1,275	1,282	1,275	1,195
2019 Term Facility	3	497	493	670	661
Revolver	3	13	12	601	596
2025 Senior Secured Notes	1	650	705	650	705
2028 Senior Secured Notes	1	725	773	725	774
2029 Senior Secured Notes	1	750	776	—	—
Mortgage loans	3	508	502	509	480

During the six months ended June 30, 2021, we recognized an impairment loss from the classification of the Hotel Adagio, Autograph Collection, as held for sale as the estimated selling costs are expected to reduce the gross proceeds below the net book value of the property. Refer to Note 3: “Dispositions and Assets Held for Sale” for additional information. The estimated fair value of the asset that was measured on a nonrecurring basis was:

	June 30, 2021
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$77	$5
Total	$77	$5

(1)        Fair value as of June 30, 2021 is based upon the contracted sales price for a property, less costs to sell, as applicable (Level 2).

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

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

During the six months ended June 30, 2021, we recognized $1 million of income tax expense, which was comprised primarily of an adjustment to the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

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

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2021, 2,910,578 shares of common stock remain available for future issuance. As amended and approved by our stockholders in April 2021, the 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of June 30, 2021, 504,618 shares of common stock remain available for future issuance. For each of the three months ended June 30, 2021 and 2020, we recognized $4 million of share-based compensation expense, respectively, and $10 million and $6 million, respectively, for the six months ended June 30, 2021 and 2020. As of June 30, 2021, unrecognized compensation expense was $27 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during each of the six months ended June 30, 2021 and 2020 was $17 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	834,258	$21.68
Granted	419,348	20.55
Vested	(427,074)	18.59
Forfeited	(4,991)	22.36
Unvested at June 30, 2021	821,541	$22.71

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of June 30, 2021, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,078,555	$18.70
Granted	327,110	27.17
Vested	(428,255)	16.33
Unvested at June 30, 2021	977,410	$22.57

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	60.0%
Dividend yield(2)	—
Risk-free rate	0.2%
Expected term	3 years

(1)       The weighted average expected volatility was 60.0%.

(2)       Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Numerator:
Net loss attributable to stockholders	$(116)	$(259)	$(306)	$(947)
Earnings attributable to participating securities	—	—	—	—
Net loss attributable to stockholders, net of earnings allocated to participating securities	$(116)	$(259)	$(306)	$(947)
Denominator:
Weighted average shares outstanding – basic	236	235	235	236
Unvested restricted shares	—	—	1	—
Weighted average shares outstanding – diluted	236	235	236	236

Loss per share - Basic(1)	$(0.49)	$(1.10)	$(1.30)	$(4.01)
Loss per share - Diluted(1)	$(0.49)	$(1.10)	$(1.30)	$(4.01)

(1)        Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2021 and 2020 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of June 30, 2021, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;

•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net loss to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Total consolidated hotel revenue	$311	$39	$468	$619
Other revenues	12	3	20	22
Total revenues	$323	$42	$488	$641

Net loss	$(114)	$(261)	$(305)	$(950)
Other revenues	(12)	(3)	(20)	(22)
Depreciation and amortization expense	71	75	145	150
Corporate general and administrative expense(1)	16	14	34	28
Impairment loss and casualty gain, net	5	—	5	694
Other operating expenses	13	4	20	25
Gain on sales of assets, net	(6)	(1)	(6)	(63)
Interest income	—	(1)	—	(2)
Interest expense	66	50	129	90
Equity in losses from investments in affiliates	2	8	6	9
Income tax expense	—	3	1	13
Severance expense	—	—	—	2
Other loss, net	2	1	2	3
Other items	(1)	3	(5)	6
Hotel Adjusted EBITDA	$42	$(108)	$6	$(17)

(1)        Excludes severance expense.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	June 30, 2021	December 31, 2020
	(in millions)
Consolidated hotels	$10,248	$10,568
All other	18	19
Total assets	$10,266	$10,587

Note 13: Commitments and Contingencies

As of June 30, 2021, we had outstanding commitments under third-party contracts of approximately $55 million for capital expenditures at certain hotels. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of June 30, 2021 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of the deposit required by the ATO of Hilton to further defend against the claim and for certain out-of-pocket expenses incurred by Hilton. This amount could change as the litigation of the ATO’s claim progresses.

Note 14: Subsequent Events

In June 2021, we entered into an agreement to sell the Le Meridien San Francisco for a gross sales price of approximately $222 million, and in July 2021, the hotel was designated as held for sale when it met all held for sale criteria. The sale is expected to close during the third quarter of 2021, and the gross sales price will be payable in cash at closing, subject to customary pro rations and adjustments. Although the gross sales price exceeds the net book value of approximately $219 million, we expect to recognize a loss on sale of approximately $13 million to $14 million due to transaction costs.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the expected reopening dates for our hotels and dates that our hotels will break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, measures (including through potential alternative sources of revenue) being taken in response to COVID-19, the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the adverse effect of COVID-19, including resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the emergence of virus variants, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 56 hotels, consisting of premium-branded hotels and resorts with over 32,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Recent Events

During the second quarter of 2021, we sold three consolidated hotels, the W New Orleans – French Quarter, the Hotel Indigo San Diego Gaslamp Quarter and the Courtyard Washington Capitol Hill Navy Yard. The proceeds were used to fully repay the outstanding balance under our revolving credit facility (“Revolver”) and a portion of our term loan facility due in 2024 (“2019 Term Facility”). In July 2021, we sold the Hotel Adagio, Autograph Collection, in San Francisco, California for gross proceeds of $82 million and used the net proceeds to repay $77 million of the 2019 Term Facility. In June 2021, we entered into an agreement to sell the Le Meridien San Francisco for a gross sales price of approximately $222 million and the sale is expected to close during the third quarter of 2021. The gross sales price will be payable in cash at closing, subject to customary pro rations and adjustments. Net proceeds from the sale of the Le Meridien San Francisco will be used to repay a portion of the 2019 Term Facility.

COVID-19 Operational Update

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the lodging industry and our business. We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our business. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at a majority of our hotels, all except three of which have now reopened. Temporary closings of restaurants and hotels across entire regions also contributed to severely reduced overall lodging demand. The effects of COVID-19 continue to have a significant adverse effect on the hospitality industry, including our business; however, the increase in vaccination rates across the U.S., government and the lifting of restrictions, quarantining, and “social distancing” mandates have resulted in increased travel and hospitality spending. With the increase in leisure demand trends as well as an increase in group booking activity, we expect a broader based recovery over the second half of 2021 and into 2022.

Since the beginning of March 2020, we have experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which has resulted in a decline in our operating cash flow. As distribution of the COVID-19 vaccine continues, we have seen sequential improvement in leisure traveler sentiment, and as a result, an improvement in occupancy, ADR and RevPAR in recent months. Changes in our 2021 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of August 6, 2021, as compared to the same periods in 2019 and 2020, respectively, and pro-forma occupancy are as follows:

	Change in Pro-forma ADR		Change in Pro-forma Occupancy				Change in Pro-forma RevPAR
	2021 vs. 2020	2021 vs. 2019	2021 vs. 2020		2021 vs. 2019		2021 vs. 2020	2021 vs. 2019	2021 Pro-forma Occupancy
Q1 2021	(29.5)%	(31.2)%	(35.4)%	pts	(51.2)%	pts	(70.0)%	(76.7)%	26.2%

April 2021	47.0	(21.3)	33.0		(47.8)		1,326.8	(65.8)	36.7
May 2021	75.3	(19.5)	35.5		(44.3)		1,351.1	(61.6)	40.4
June 2021	36.3	(12.8)	40.2		(38.3)		610.5	(50.7)	49.7
Q2 2021	44.6	(17.2)	36.2		(43.5)		909.7	(59.2)	42.3

We believe that imposed or re-imposed government restrictions and the economic contraction associated with COVID-19 will continue to significantly affect our business. We believe demand will remain significantly reduced as long as mandatory travel restrictions, “social distancing” and cost-saving measures, such as the postponing or cancelling of non-essential business travel, remain in place or if these restrictions tighten due to virus variants. Although we were able to recommence operations at most of our previously suspended hotels, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to recover. Further, uncertainty as to the timing of when remaining restrictions will be removed generally will make it more difficult to execute on our external growth strategy.

The distribution of COVID-19 vaccines and the reports of their effectiveness have resulted in an improvement in traveler and general consumer sentiment. We believe that the continued distribution and acceptance by the public of COVID-19 vaccines will decrease the number of COVID-19 cases, as lead to an improvement in business and other consumer preferences for travel. Further, with all adults and certain age groups of children in the U.S. now eligible for the COVID-19 vaccines, coupled with the stimulus package passed in March 2021 and significant pent-up demand, we experienced accelerated growth during the second quarter and expect to experience continued growth during the second half of 2021. However, the uncertainties surrounding the COVID-19 pandemic recovery make it difficult to predict operating results for our hotels for the remainder of 2021, thus there can be no assurances that we will not experience further declines in hotel revenues or earnings at our hotels.

We and our hotel managers have taken various actions to mitigate the effects of the COVID-19 pandemic, including temporarily suspending operations at a majority of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing budgeted capital expenditures for maintenance projects to approximately $40 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our Revolver in 2020 and completing three corporate bond offerings totaling $2.1 billion in 2020 and 2021, the proceeds of which were used, in part, to repay a portion of the Revolver borrowings and the 2019 Term Facility, as well as fully repay our term loan due December 2021 ("2016 Term Loan"). Additionally, as discussed above in Recent Events, we have initiated or completed asset sales that have allowed us to fully repay our Revolver and further reduce borrowings under our 2019 Term Facility

Since originally suspending operations, we have commenced the phased reopening of all except three of our hotels and the timing of reopening our remaining suspended hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and as demand recovers. The status of our hotels as of August 6, 2021 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	46	25,033
Consolidated Suspended	3	3,216
Total Consolidated	49	28,249
Unconsolidated Open	7	4,297
Total Hotels	56	32,546

In addition, the operating environment for us and our hotel managers has improved as government restrictions are lifted and demand for travel returns. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand, and although these factors have seen improvement over the last year, these metrics have just begun to return to pre-pandemic levels. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it, the emergence of virus variants, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions.

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, as states and cities have begun to lift quarantines and other similar restrictions, the timing and approach differs in different locations and we cannot predict whether our reopened hotels will be forced to suspend operations again in the future or be subjected to operating restrictions following further outbreaks or variants of COVID-19.

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

The following table provides a reconciliation of Net loss to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net loss	$(114)	$(261)	$(305)	$(950)
Depreciation and amortization expense	71	75	145	150
Interest income	—	(1)	—	(2)
Interest expense	66	50	129	90
Income tax expense	—	3	1	13
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	4	4	5	9
EBITDA	27	(130)	(25)	(690)
Gain on sales of assets, net	(6)	(1)	(6)	(63)
Acquisition costs	—	—	—	1
Severance expense	—	—	—	2
Share-based compensation expense	4	4	10	6
Impairment loss and casualty gain, net	5	—	5	694
Other items	3	5	—	10
Adjusted EBITDA	33	(122)	(16)	(40)
Less: Adjusted EBITDA from investments in affiliates	(2)	4	—	—
Add: All other(1)	11	10	22	23
Hotel Adjusted EBITDA	$42	$(108)	$6	$(17)

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

The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net loss attributable to stockholders	$(116)	$(259)	$(306)	$(947)
Depreciation and amortization expense	71	75	145	150
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Gain on sales of assets, net	(6)	(1)	(6)	(63)
Gain on sale of investments in affiliates(1)	—	(1)	—	(1)
Impairment loss	5	—	5	695
Equity investment adjustments:
Equity in losses from investments in affiliates	2	8	6	9
Pro rata FFO of investments in affiliates	—	(4)	(2)	(3)
Nareit FFO attributable to stockholders	(45)	(183)	(160)	(162)
Severance expense	—	—	—	2
Acquisition costs	—	—	—	1
Share-based compensation expense	4	4	10	6
Other items(2)	3	5	(1)	36
Adjusted FFO attributable to stockholders	$(38)	$(174)	$(151)	$(117)
Nareit FFO per share - Diluted(3)	$(0.19)	$(0.78)	$(0.68)	$(0.69)
Adjusted FFO per share - Diluted(3)	$(0.16)	$(0.74)	$(0.64)	$(0.50)

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

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Between January 1, 2020 and June 30, 2021, we disposed of five consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The results of operations during our period of ownership of these hotels are included in our consolidated results.
•
COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic contraction resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the three and six months ended June 30, 2021 will not be comparable to the same periods in 2020.

Hotel Revenues and Operating Expenses

	Three Months Ended June 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$207	$21	$186	$3	$183
Food and beverage revenue	54	3	51	—	51
Ancillary hotel revenue	50	15	35	—	35
Rooms expense	59	20	39	1	38
Food and beverage expense	42	14	28	—	28
Other departmental and support expense	101	60	41	—	41
Other property-level expense	52	56	(4)	—	(4)
Management fees expense	14	—	14	—	14

(1)        Change from other factors primarily relates to the effects of COVID-19.

	Six Months Ended June 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$313	$383	$(70)	$(4)	$(66)
Food and beverage revenue	76	164	(88)	(2)	(86)
Ancillary hotel revenue	79	72	7	(1)	8
Rooms expense	94	132	(38)	(1)	(37)
Food and beverage expense	63	137	(74)	(1)	(73)
Other departmental and support expense	179	232	(53)	(2)	(51)
Other property-level expense	100	116	(16)	(1)	(15)
Management fees expense	21	25	(4)	—	(4)

(1)        Change from other factors primarily relates to the effects of COVID-19.

Group, transient, contract and other rooms revenue for the three and six months ended June 30, 2021, as well as the change for each segment compared to the same periods in 2020 are as follows:

	Three Months Ended June 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$16	$2	$14	$—	$14
Transient rooms revenue	176	13	163	3	160
Contract rooms revenue	12	5	7	—	7
Other rooms revenue	3	1	2	—	2
Rooms revenue	$207	$21	$186	$3	$183

(1)        Change from other factors primarily relates to the effects of COVID-19.

	Six Months Ended June 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$23	$120	$(97)	$(1)	$(96)
Transient rooms revenue	263	226	37	(3)	40
Contract rooms revenue	22	28	(6)	—	(6)
Other rooms revenue	5	9	(4)	—	(4)
Rooms revenue	$313	$383	$(70)	$(4)	$(66)

(1)        Change from other factors primarily relates to the effects of COVID-19.

Other revenue and Other expense

During the second half of 2020, we permanently closed operations at all three of our laundry facilities resulting in a decrease in both laundry revenue and laundry expense. The increases in support services revenue and expense are due to the reopening of our hotels that have service arrangements with Hilton Grand Vacations (“HGV”), which were suspended during the first half of 2020.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Support service revenue	$12	$3	300.0%	20	20	0.0%
Laundry revenue	—	—	—	—	2	(100.0)
Total other revenue	$12	$3	300.0%	$20	$22	(9.1)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Support services expense	$13	$2	550.0%	$20	$19	5.3%
Laundry expense	—	2	(100.0)	—	6	(100.0)
Total other expense	$13	$4	225.0%	$20	$25	(20.0)%

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$12	$9	33.3%	$24	$20	20.0%
Share-based compensation expense	4	4	—	10	6	66.7
Acquisition costs	—	—	—	—	1	(100.0)
Disposition costs	—	1	(100.0)	—	1	(100.0)
Severance expense	—	—	—	—	2	(100.0)
Total corporate general and administrative	$16	$14	14.3%	$34	$30	13.3%

Impairment loss and casualty gain, net

During the three and six months ended June 30, 2021, we recognized an impairment loss of $5 million related to one of our hotels classified as held for sale as of June 30, 2021.

During the six months ended June 30, 2020, we recognized a net loss of $694 million primarily as a result of $607 million of impairment losses related to our goodwill and $88 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19.

Gain on sales of assets, net

During each of the three and six months ended June 30, 2021, we recognized a net gain of $6 million primarily as a result of the sale of three of our consolidated hotels.

During the six months ended June 30, 2020, we recognized a net gain of $63 million primarily as a result of the sale of two of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$42	$42	—%
Mortgage Loans	7	6	16.7	12	11	9.1
2016 Term Loan	—	5	NM(2)	—	11	NM(2)
2019 Term Facility	4	4	—	9	10	(10.0)
Revolver	3	7	(57.1)	8	8	—
2025 Senior Secured Notes(3)	12	4	NM(2)	24	4	NM(2)
2028 Senior Secured Notes(3)	10	—	NM(2)	21	—	NM(2)
2029 Senior Secured Notes(3)	5	—	NM(2)	5	—	NM(2)
Other	4	3	33.3	8	4	100.0
Total interest expense	$66	$50	32.0%	$129	$90	43.3%

(1)        In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF CMBS Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV CMBS Loan”).

(2)        Percentage change is not meaningful.

(3)        In May and September 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior secured notes due 2029 (“2029 Senior Secured Notes,” collectively with the 2025 Senior Secured Notes and 2028 Senior Secured Notes, the “Senior Secured Notes”).

Interest expense increased during the three and six months ended June 30, 2021 compared to the same periods in 2020 as a result the issuances of $2.1 billion of Senior Secured Notes during the second and third quarters of 2020 and May 2021, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020, partial repayment of the 2019 Term Facility in May 2021, and partial repayments of our Revolver of $399 million in 2020 and $588 million in 2021.

Income tax expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Income tax expense	$—	$3	(100.0)%	$1	$13	(92.3)%

During the three and six months ended June 30, 2021, we recognized $1 million of income tax expense, which was comprised primarily of an adjustment of the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

Income tax expense for the six months ended June 30, 2020 includes $26 million of income tax expense from hotels sold during the period, partially offset by a TRS income tax benefit of $16 million from utilizing the NOL carryback provisions of the CARES Act.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2021, we had total cash and cash equivalents of $909 million and $35 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19, including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events”, we expect our cash flows for the remainder of 2021 to be significantly lower than prior to COVID-19. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020 (which we subsequently fully repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), issuing $750 million of 2029 Senior Secured Notes in May 2021 (a portion of which was used to partially repay the Revolver and the 2019 Term Facility), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and reductions in budgeted capital expenditures for maintenance projects to approximately $40 million for 2021. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

During the second quarter of 2021, we sold three consolidated hotels, the W New Orleans – French Quarter, the Hotel Indigo San Diego Gaslamp Quarter and the Courtyard Washington Capitol Hill Navy Yard. The proceeds were used to fully repay the outstanding balance under the Revolver and a portion of the 2019 Term Facility. In July 2021, we sold the Hotel Adagio, Autograph Collection, in San Francisco, California, for gross proceeds of $82 million and used the net proceeds to repay $77 million of the 2019 Term Facility. In June 2021, we executed an agreement to sell the Le Meridien San Francisco for a gross sales price of approximately $222 million. The sale is expected to close during the third quarter of 2021, and the gross sales price will be payable in cash at closing, subject to customary pro rations and adjustments. Net proceeds from the sale of the Le Meridien San Francisco will be used to repay a portion of the 2019 Term Facility.

We generated positive Hotel Adjusted EBITDA during the quarter ended June 30, 2021. With the availability under our Revolver and existing cash and cash equivalents as a result of net proceeds from the offering of our Senior Secured Notes and the proceeds from the sales of two consolidated hotels during the first quarter of 2020 and the sale of four consolidated hotels in 2021, we have sufficient liquidity to pay our near-term debt maturities and to fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry significantly recovers. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extending the maturity of the Revolver and extending the waiver period for the testing of the financial covenants, placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions).

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the impact of COVID-19 on the global economy and our business, we were able to access the debt capital markets during the past year to complete three separate offerings of our Senior Secured Notes.

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, which ended in February 2021. We have not renewed the stock repurchase program at this time. Stock repurchases were made through open market purchases, in privately negotiated transactions, or in such other manner that complied with applicable securities laws. The timing of stock repurchases and the number of shares repurchased were dependent upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No common stock was repurchased during the three months ended June 30, 2020.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2021	2020	Percent Change
	(in millions)
Net cash used in operating activities	$(161)	$(158)	(1.9)%
Net cash provided by investing activities	154	150	2.7%
Net cash (used in) provided by financing activities	(30)	931	NM(1)

(1)        Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $3 million increase in net cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in cash paid for taxes of approximately $29 million, primarily associated with built-in gains from an asset sold in 2020, an increase in cash paid for interest of $36 million, mostly offset by an in increase in cash from operations as a result of the increase in occupancy as our hotels begin to recover from the effects of COVID-19.

Investing Activities

The $154 million in net cash provided by investing activities for the six months ended June 30, 2021 was primarily attributable to $168 million of net proceeds from the sale of three of our consolidated hotels, partially offset by $13 million in capital expenditures.

The $150 million in net cash provided by investing activities for the six months ended June 30, 2020 was primarily attributable to the $207 million in net proceeds received from the sale of hotels, partially offset by $56 million in capital expenditures.

Financing Activities

The $30 million in net cash used in financing activities for the six months ended June 30, 2021 was primarily attributable to $775 million of debt repayments and $15 million of debt issuance costs, partially offset by the issuance of $750 million of 2029 Senior Secured Notes and the $14 million mortgage loan secured by the Doubletree Spokane.

The $931 million in net cash provided by financing activities for the six months ended June 30, 2020 was primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, the issuance of our $650 million 2025 Senior Secured Notes, partially offset by $392 million of debt repayments, $241 million in dividends paid and the repurchase of 4.5 million shares of our common stock for $66 million.

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

Debt

As of June 30, 2021, our total indebtedness was approximately $5.1 billion, including approximately $2.1 billion of our Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt of investments in affiliates.

Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of June 30, 2021 included construction contract commitments of approximately $55 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information contained under the heading “Legal Matters” in Note 13: "Commitments and Contingencies" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. We are involved in various claims and lawsuits arising in the ordinary course of business, some of which include claims for substantial sums, including proceedings involving tort and other general liability claims, employee claims and consumer protection claims. Most occurrences involving liability, claims of negligence and employees are covered by insurance with solvent insurance carriers. For those matters not covered by insurance, which include commercial matters, we recognize a liability when we believe the loss is probable and can be reasonably estimated. The ultimate results of claims and litigation cannot be predicted with certainty. We believe we have adequate reserves against such matters. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations in a particular period.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the six months ended June 30, 2021, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2021 through January 31, 2021	3	$17.15	—	$234
February 1, 2021 through February 28, 2021	95,565	$20.91	—	$234
March 1, 2021 through March 31, 2021	392	$21.15	—	$—
April 1, 2021 through April 30, 2021	230	$21.82	—	$—
May 1, 2021 through May 31, 2021	58	$22.31	—	$—
June 1, 2021 through June 30, 2021	50	$20.52	—	$—
	96,298		—

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

4.1

Indenture, dated as of May 14, 2021, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on May 14, 2021).

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

Park Hotels & Resorts Inc.

Date: August 6, 2021	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)