Form 10-Q
period 2021-09-30
Park Hotels & Resorts Inc.
filed 2021-11-04
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of common stock outstanding on October 29, 2021 was 236,479,179.

.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$8,549	9,193
Investments in affiliates	14	14
Intangibles, net	44	45
Cash and cash equivalents	772	951
Restricted cash	70	30
Accounts receivable, net of allowance for doubtful accounts of $2 and $3	62	26
Prepaid expenses	34	39
Other assets	34	60
Operating lease right-of-use assets	215	229
TOTAL ASSETS (variable interest entities - $239 and $229)	$9,794	$10,587
LIABILITIES AND EQUITY
Liabilities
Debt	$4,670	5,121
Accounts payable and accrued expenses	204	147
Due to hotel managers	96	88
Deferred income tax liabilities	9	10
Other liabilities	115	134
Operating lease liabilities	232	244
Total liabilities (variable interest entities - $218 and $213)	5,326	5,744
Commitments and contingencies - refer to Note 13
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 236,884,447 shares issued and 236,479,696 shares outstanding as of September 30, 2021 and 236,217,344 shares issued and 235,915,749 shares outstanding as of December 31, 2020	2	2
Additional paid-in capital	4,529	4,519
(Accumulated deficit) retained earnings	(16)	376
Accumulated other comprehensive loss	—	(4)
Total stockholders' equity	4,515	4,893
Noncontrolling interests	(47)	(50)
Total equity	4,468	4,843
TOTAL LIABILITIES AND EQUITY	$9,794	$10,587

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rooms	$274	$70	$587	$453
Food and beverage	76	10	152	174
Ancillary hotel	58	15	137	87
Other	15	3	35	25
Total revenues	423	98	911	739

Operating expenses
Rooms	76	30	170	162
Food and beverage	63	18	126	155
Other departmental and support	119	64	298	296
Other property-level	51	84	151	200
Management fees	19	2	40	27
Impairment and casualty loss, net	2	2	7	696
Depreciation and amortization	68	75	213	225
Corporate general and administrative	14	13	48	42
Acquisition costs	—	9	—	10
Other	14	6	34	31
Total expenses	426	303	1,087	1,844

(Loss) gain on sales of assets, net	(11)	(1)	(5)	62

Operating loss	(14)	(206)	(181)	(1,043)

Interest income	—	—	—	2
Interest expense	(66)	(59)	(195)	(149)
Equity in losses from investments in affiliates	—	(7)	(6)	(16)
Other loss, net	(5)	(3)	(7)	(6)

Loss before income taxes	(85)	(275)	(389)	(1,212)
Income tax benefit (expense)	3	(1)	2	(14)
Net loss	(82)	(276)	(387)	(1,226)
Net (income) loss attributable to noncontrolling interests	(4)	—	(5)	3
Net loss attributable to stockholders	$(86)	$(276)	$(392)	$(1,223)

Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax expense of $0	—	1	—	4
Change in fair value of interest rate swap, net of tax expense of $0	1	—	2	(6)
Loss from interest rate swap reclassified into earnings	2	—	2	—
Total other comprehensive income (loss)	3	1	4	(2)

Comprehensive loss	(79)	(275)	(383)	(1,228)
Comprehensive (loss) income attributable to noncontrolling interests	(4)	—	(5)	3
Comprehensive loss attributable to stockholders	$(83)	$(275)	$(388)	$(1,225)

Loss per share:
Loss per share – Basic	$(0.36)	$(1.17)	$(1.66)	$(5.19)
Loss per share – Diluted	$(0.36)	$(1.17)	$(1.66)	$(5.19)

Weighted average shares outstanding – Basic	236	235	236	236
Weighted average shares outstanding – Diluted	236	235	236	236

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net loss	$(387)	$(1,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	225
Loss (gain) on sales of assets, net	5	(62)
Impairment and casualty loss, net	7	696
Equity in losses from investments in affiliates	6	16
Other loss, net	7	6
Share-based compensation expense	15	10
Amortization of deferred financing costs	9	6
Distributions from unconsolidated affiliates	—	5
Deferred income taxes	(1)	2
Changes in operating assets and liabilities	31	48
Net cash used in operating activities	(95)	(274)
Investing Activities:
Capital expenditures for property and equipment	(28)	(70)
Proceeds from asset dispositions, net	454	207
Contributions to unconsolidated affiliates	(5)	(2)
Insurance proceeds for property damage claims	4	1
Net cash provided by investing activities	425	136
Financing Activities:
Borrowings from credit facilities	—	1,000
Repayments of credit facilities	(1,193)	(1,099)
Proceeds from issuance of Senior Secured Notes	750	1,376
Proceeds from issuance of mortgage debt	14	—
Repayments of mortgage debt	(18)	(4)
Debt issuance costs	(15)	(39)
Dividends paid	—	(241)
Distributions to noncontrolling interests, net	(2)	(1)
Tax withholdings on share-based compensation	(5)	(5)
Repurchase of common stock	—	(66)
Net cash (used in) provided by financing activities	(469)	921
Net (decrease) increase in cash and cash equivalents and restricted cash	(139)	783
Cash and cash equivalents and restricted cash, beginning of period	981	386
Cash and cash equivalents and restricted cash, end of period	$842	$1,169

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

					Accumulated
			Additional	Retained Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests	Total
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	1	(1)	—	—	—
Net loss	—	—	—	(190)	—	(1)	(191)
Other comprehensive income	—	—	—	—	1	—	1
Balance as of March 31, 2021	236	$2	$4,520	$185	$(3)	$(51)	$4,653
Share-based compensation, net	—	—	5	1	—	—	6
Net loss	—	—	—	(116)	—	2	(114)
Balance as of June 30, 2021	236	2	4,525	70	(3)	(49)	4,545
Share-based compensation, net	—	—	4	—	—	—	4
Net loss	—	—	—	(86)	—	4	(82)
Other comprehensive income	—	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance as of September 30, 2021	236	$2	$4,529	$(16)	$—	$(47)	$4,468

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	—	—	(5)	1	—	—	(4)
Net loss	—	—	—	(688)	—	(1)	(689)
Other comprehensive loss	—	—	—	—	(2)		(2)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Balance as of March 31, 2020	235	$2	$4,504	$1,129	$(5)	$(47)	$5,583
Share-based compensation, net	1	—	4	1	—	—	5
Net loss	—	—	—	(259)	—	(2)	(261)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Balance as of June 30, 2020	236	2	4,508	871	(6)	(49)	5,326
Share-based compensation, net	—	—	4	—	—	—	4
Net loss	—	—	—	(276)	—	—	(276)
Other comprehensive income	—	—	—	—	1	—	1
Balance as of September 30, 2020	236	$2	$4,512	$595	$(5)	$(49)	$5,055

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

COVID-19 Update

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Since the beginning of March 2020, we have experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. The increase in vaccination rates across the country and the easing or removal of government restrictions, quarantining and “social distancing” mandates have resulted in increased travel and hospitality spending during the second and third quarters of 2021. However, the seasonal decline in leisure travel and the delay in return of business travel, coupled with concerns over the spread of the Delta variant, have reduced near-term demand.

We and our hotel managers have taken various actions to mitigate the effects of COVID-19, including temporarily suspending operations at certain of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing forecasted capital expenditures for maintenance projects to approximately $56 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our revolving credit facility (“Revolver”) and completing three corporate bond offerings totaling $2.1 billion in 2020 and 2021. We have since commenced a phased reopening of all except two of our hotels as restrictions are removed and demand returns. The timing of fully reopening our remaining suspended hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

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

Note 3: Dispositions and Acquisitions

Dispositions

During the nine months ended September 30, 2021, we sold the five consolidated hotels listed in the table below, received total gross proceeds of approximately $477 million and recognized a net $5 million loss due to selling costs, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. In addition, we recognized a $5 million impairment loss from the classification of the Hotel Adagio, Autograph Collection, as held for sale at June 30, 2021, as the selling costs reduced the gross proceeds to less than the net book value of the property, which is included in impairment and casualty loss, net in our condensed consolidated statements of comprehensive loss.

Hotel	Location	Month Sold
W New Orleans – French Quarter	New Orleans, Louisiana	April 2021
Hotel Indigo San Diego Gaslamp Quarter(1)	San Diego, California	June 2021
Courtyard Washington Capitol Hill Navy Yard(1)	Washington, D.C.	June 2021
Hotel Adagio, Autograph Collection	San Francisco, California	July 2021
Le Meridien San Francisco	San Francisco, California	August 2021

(1) Sold as a portfolio in the same transaction.

Net proceeds from the sales of these hotels were used to repay $37 million under the Revolver, which currently has no remaining balance outstanding, and partially repay $419 million of our term loan facility due in 2024 (“2019 Term Facility”).

In February 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $64 million on these hotels, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive loss. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

Acquisitions

For the three months ended September 30, 2020, we incurred an additional $9 million in acquisition costs in connection with the September 2019 Merger Agreement with Chesapeake, primarily related to transfer taxes based on new information received during the period, which is included in acquisition costs in our condensed consolidated statements of comprehensive loss.

Note 4: Property and Equipment

Property and equipment were:

	September 30, 2021	December 31, 2020
	(in millions)
Land	$3,333	$3,429
Buildings and leasehold improvements	6,600	6,951
Furniture and equipment	1,000	1,042
Construction-in-progress	63	52
	10,996	11,474
Accumulated depreciation and amortization	(2,447)	(2,281)
	$8,549	$9,193

Depreciation of property and equipment was $68 million and $75 million during the three months ended September 30, 2021 and 2020, respectively, and $212 million and $224 million during the nine months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, we recognized $5 million of impairment losses related to one of our hotels, which was classified as held for sale as of June 30, 2021, and subsequently sold in July 2021, as the estimated selling costs were expected to reduce the gross proceeds below the net book value of the property.

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

	September 30, 2021	December 31, 2020
	(in millions)
Property and equipment, net	$211	$216
Cash and cash equivalents	19	8
Restricted cash	4	2
Accounts receivable, net	4	1
Prepaid expenses	1	1
Other assets	—	1
Debt	208	207
Accounts payable and accrued expenses	7	5
Other liabilities	3	1

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	September 30, 2021	December 31, 2020
		(in millions)
Hilton San Diego Bayfront	25%	$11	$11
All others (6 hotels)(1)	20% - 50%	3	3
		$14	$14

(1) The ground lease for the Embassy Suites Secaucus Meadowlands expired on October 31, 2021 and the property was turned over to the ground lessor on that date.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of September 30, 2021 and December 31, 2020, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

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

Note 7: Debt

Debt balances and associated interest rates as of September 30, 2021 were:

			Principal balance as of
	Interest Rate at September 30, 2021	Maturity Date	September 30, 2021	December 31, 2020
			(in millions)
SF CMBS Loan(1)	4.11%	November 2023	$725	$725
HHV CMBS Loan(1)	4.20%	November 2026	1,275	1,275
Mortgage loans	Average rate of 4.81%	2022 to 2026(2)(3)	505	509
2019 Term Facility(4)	L + 2.65%	August 2024	78	670
Revolver(4)	L + 3.00%	2021 to 2023(5)	—	601
2025 Senior Secured Notes(6)	7.50%	June 2025	650	650
2028 Senior Secured Notes(6)	5.88%	October 2028	725	725
2029 Senior Secured Notes	4.88%	May 2029	750	—
Finance lease obligations	3.07%	2021 to 2022	—	1
			4,708	5,156
Add: unamortized premium			3	3
Less: unamortized deferred financing costs and discount			(41)	(38)
			$4,670	$5,121

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

(4) In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points. Net proceeds from asset sales during the nine months ended September 30, 2021 and the 2029 Senior Secured Notes were used to repay the outstanding balance under the Revolver and a portion of the 2019 Term Facility. Refer to Note 3: “Dispositions and Acquisitions” for additional information.

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

We are required to deposit with lenders certain cash reserves for restricted uses. As of September 30, 2021 and December 31, 2020, our condensed consolidated balance sheets included $56 million and $10 million of restricted cash, respectively, related to our CMBS and mortgage loans.

2029 Senior Secured Notes

In May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of 2029 Senior Secured Notes. Net proceeds were used to repay $564 million of our outstanding balance under the Revolver, which may be redrawn, and $173 million of the 2019 Term Facility. The 2029 Senior Secured Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2021. The 2029 Senior Secured Notes will mature on May 15, 2029. We capitalized $13 million of issuance costs during the nine months ended September 30, 2021.

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

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2021 were:

Year	(in millions)
2021	$2
2022	98
2023	829
2024	85
2025	657
Thereafter(1)	3,037
$4,708

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2021		December 31, 2020
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF CMBS Loan	3	$725	$734	$725	$708
HHV CMBS Loan	3	1,275	1,282	1,275	1,195
2019 Term Facility	3	78	75	670	661
Revolver	3	—	—	601	596
2025 Senior Secured Notes	1	650	693	650	705
2028 Senior Secured Notes	1	725	769	725	774
2029 Senior Secured Notes	1	750	771	—	—
Mortgage loans	3	505	496	509	480

Note 9: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 related to our REIT activities, other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

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

During the nine months ended September 30, 2021, we recognized a $2 million income tax benefit, comprising a $3 million state tax benefit from utilizing state NOLs, a $1 million benefit from the derecognition of deferred tax liabilities and $2 million of tax expense, primarily from adjustments to the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

During the nine months ended September 30, 2020, we recognized $14 million of income tax expense, which was comprised of $14 million of built-in gains tax expense from assets sold during the period and $16 million of non-U.S. income tax expense on the gain from the entity sold during the period, partially offset by a TRS income tax benefit of $20 million from utilizing the NOL carryback provisions of the CARES Act.

Note 10: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of September 30, 2021, 2,915,404 shares of common stock remain available for future issuance. As amended and approved by our stockholders in April 2021, the 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of September 30, 2021, 498,153 shares of common stock remain available for future issuance. For the three months ended September 30, 2021 and 2020, we recognized $5 million and $4 million of share-based compensation expense, respectively, and $15 million and $10 million, respectively, for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, unrecognized compensation expense was $22 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the nine months ended September 30, 2021 and 2020 was $18 million and $17 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	834,258	$21.68
Granted	426,629	20.54
Vested	(449,406)	19.07
Forfeited	(19,565)	22.50
Unvested at September 30, 2021	791,916	$22.53

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of September 30, 2021, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the nine months ended September 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,078,555	$18.70
Granted	327,110	27.17
Vested	(428,255)	16.33
Forfeited	(5,642)	20.29
Unvested at September 30, 2021	971,768	$22.59

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	60.0%
Dividend yield(2)	—
Risk-free rate	0.2%
Expected term	3 years

(1) The weighted average expected volatility was 60.0%.

(2) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 11: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Numerator:
Net loss attributable to stockholders	$(86)	$(276)	$(392)	$(1,223)
Earnings attributable to participating securities	—	—	—	—
Net loss attributable to stockholders, net of earnings allocated to participating securities	$(86)	$(276)	$(392)	$(1,223)
Denominator:
Weighted average shares outstanding – basic	236	235	236	236
Unvested restricted shares	—	—	—	—
Weighted average shares outstanding – diluted	236	235	236	236

Loss per share - Basic(1)	$(0.36)	$(1.17)	$(1.66)	$(5.19)
Loss per share - Diluted(1)	$(0.36)	$(1.17)	$(1.66)	$(5.19)

(1) Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2021 and 2020 because their effect would have been anti-dilutive.

Note 12: Business Segment Information

As of September 30, 2021, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;
•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net loss to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Revenues:
Total consolidated hotel revenue	$408	$95	$876	$714
Other revenues	15	3	35	25
Total revenues	$423	$98	$911	$739

Net loss	$(82)	$(276)	$(387)	$(1,226)
Other revenues	(15)	(3)	(35)	(25)
Depreciation and amortization expense	68	75	213	225
Corporate general and administrative expense(1)	14	13	48	40
Impairment and casualty loss, net	2	2	7	696
Acquisition costs	—	9	—	10
Other operating expenses	14	6	34	31
Loss (gain) on sales of assets, net	11	1	5	(62)
Interest income	—	—	—	(2)
Interest expense	66	59	195	149
Equity in losses from investments in affiliates	—	7	6	16
Income tax (benefit) expense	(3)	1	(2)	14
Severance expense	—	24	—	26
Other loss, net	5	3	7	6
Other items	4	3	(1)	9
Hotel Adjusted EBITDA	$84	$(76)	$90	$(93)

(1) Excludes severance expense.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	September 30, 2021	December 31, 2020
	(in millions)
Consolidated hotels	$9,775	$10,568
All other	19	19
Total assets	$9,794	$10,587

Note 13: Commitments and Contingencies

As of September 30, 2021, we had outstanding commitments under third-party contracts of approximately $116 million for capital expenditures at our properties, of which $78 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of September 30, 2021 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of the deposit required by the ATO of Hilton to further defend against the claim and for certain out-of-pocket expenses incurred by Hilton. This amount could change as the litigation of the ATO’s claim progresses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the expected reopening dates for our hotels and dates that our hotels will break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, measures being taken in response to COVID-19, the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the adverse effect of COVID-19, including resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 impacts us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the emergence of virus variants, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, additional closures that may be mandated or advisable even after the reopening of certain of our hotels on a limited basis, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, investors are cautioned to interpret many of the risks identified in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 54 hotels, consisting of premium-branded hotels and resorts with approximately 32,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

Recent Events

During the third quarter of 2021, we sold two consolidated hotels, the Hotel Adagio, Autograph Collection, and the Le Meridien San Francisco. Net proceeds from those sales, along with the sale of two hotels on June 30, 2021 were used to repay $419 million of our term loan facility due in 2024 (“2019 Term Facility”) and to repay $13 million under our revolving credit facility (“Revolver”), which currently has no remaining balance outstanding.

COVID-19 Operational Update

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have a significant effect on the lodging industry and our business. We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our business. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at a majority of our hotels, all except two of which have now reopened. Temporary closings of restaurants and hotels as well as travel restrictions across entire regions also contributed to severely reduced overall lodging demand. The effects of COVID-19 continue to have a significant adverse effect on the hospitality industry, including our business; however, the increase in vaccination rates across the country and the easing or removal of restrictions, quarantining, and “social distancing” mandates have resulted in increased travel and hospitality spending during the second and third quarters of 2021 as compared to the same periods in 2020. Despite the near-term reduction in demand due to the seasonal decline in leisure travel and the delay in return of business travel, coupled with concerns over the spread of the Delta variant, we expect a broader based recovery to resume during the latter half of the fourth quarter of 2021 and into 2022 as leisure demand trends and group booking activity continue to improve.

Beginning in March 2020, we experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which has resulted in a decline in our operating cash flow. As distribution of the COVID-19 vaccine continues, we have seen improvement in traveler sentiment, and as a result, an improvement in occupancy, ADR and RevPAR during 2021. Changes in our 2021 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of November 4, 2021, as compared to the same periods in 2019 and 2020, respectively, and pro-forma occupancy are as follows:

	Change in Pro-forma ADR		Change in Pro-forma Occupancy				Change in Pro-forma RevPAR
	2021 vs. 2020	2021 vs. 2019	2021 vs. 2020		2021 vs. 2019		2021 vs. 2020	2021 vs. 2019	2021 Pro-forma Occupancy
Q1 2021	(28.9)%	(30.6)%	(35.0)%	pts	(50.7)%	pts	(69.3)%	(76.2)%	26.6%

Q2 2021	44.8	(16.7)	36.1		(43.4)		897.0	(58.9)	42.2

July 2021	45.3	—	42.1		(29.0)		462.2	(33.7)	56.8
August 2021	52.0	(5.7)	29.3		(35.8)		269.4	(45.1)	49.7
September 2021	45.6	(16.6)	24.8		(34.4)		206.6	(51.8)	47.2
Q3 2021	50.0	(7.0)	32.2		(33.0)		301.6	(43.4)	51.3

We believe demand will remain significantly reduced as long as mandatory travel restrictions, “social distancing” and cost-saving measures, such as the postponing or cancelling of non-essential business travel, remain in place or if these restrictions tighten due to virus variants. Although we were able to recommence operations at most of our previously suspended hotels, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to fully recover. Further, uncertainty as to the timing of when remaining restrictions will be removed generally will make it more difficult to execute on our external growth strategy. The uncertainties surrounding the COVID-19 pandemic recovery, including the Delta variant, make it difficult to predict operating results for our hotels for the remainder of 2021, thus there can be no assurances that we will not experience further declines in hotel revenues or earnings at our hotels.

We and our hotel managers have taken various actions to mitigate the effects of the COVID-19 pandemic, including temporarily suspending operations at a majority of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing forecasted capital expenditures for maintenance projects to approximately $56 million for 2021 and suspending our dividend after the first quarter of 2020. Additionally, as a precautionary measure to increase liquidity and preserve financial flexibility, we fully drew on our Revolver in 2020 and completed three corporate bond offerings totaling $2.1 billion in 2020 and 2021 and five asset sales in 2021, the proceeds of which were used to fully repay the Revolver and our term loan due December 2021 ("2016 Term Loan"), as well as a majority of the 2019 Term Facility.

Since originally suspending operations, we have commenced the phased reopening of all except two of our hotels and the timing of reopening our remaining suspended hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and recovery in demand. The status of our hotels as of November 4, 2021 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	46	26,551
Consolidated Suspended	2	1,338
Total Consolidated	48	27,889
Unconsolidated Open(1)	6	4,036
Total Hotels	54	31,925

(1) The ground lease for the Embassy Suites Secaucus Meadowlands expired on October 31, 2021 and the property was turned over to the ground lessor on that date.

In addition, the operating environment for us and our hotel managers has improved as government restrictions are lifted and demand for travel returns. Economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand and have generally returned to pre-pandemic levels. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it, the emergence of virus variants, efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions.

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

The following table provides a reconciliation of Net loss to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Net loss	$(82)	$(276)	$(387)	$(1,226)
Depreciation and amortization expense	68	75	213	225
Interest income	—	—	—	(2)
Interest expense	66	59	195	149
Income tax (benefit) expense	(3)	1	(2)	14
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	3	2	8	11
EBITDA	52	(139)	27	(829)
Loss (gain) on sales of assets, net	11	1	5	(62)
Acquisition costs	—	9	—	10
Severance expense	—	24	—	26
Share-based compensation expense	5	4	15	10
Impairment and casualty loss, net	2	2	7	696
Other items	7	10	7	20
Adjusted EBITDA	77	(89)	61	(129)
Less: Adjusted EBITDA from investments in affiliates	(4)	2	(4)	2
Add: All other(1)	11	11	33	34
Hotel Adjusted EBITDA	$84	$(76)	$90	$(93)

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

The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Net loss attributable to stockholders	$(86)	$(276)	$(392)	$(1,223)
Depreciation and amortization expense	68	75	213	225
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Loss (gain) on sales of assets, net	11	1	5	(62)
Gain on sale of investments in affiliates(1)	—	—	—	(1)
Impairment loss	—	2	5	697
Equity investment adjustments:
Equity in losses from investments in affiliates	—	7	6	16
Pro rata FFO of investments in affiliates	3	(3)	1	(6)
Nareit FFO attributable to stockholders	(5)	(195)	(165)	(357)
Casualty loss (gain), net	2	—	2	(1)
Severance expense	—	24	—	26
Acquisition costs	—	9	—	10
Share-based compensation expense	5	4	15	10
Other items(2)	3	11	2	48
Adjusted FFO attributable to stockholders	$5	$(147)	$(146)	$(264)
Nareit FFO per share - Diluted(3)	$(0.02)	$(0.83)	$(0.70)	$(1.52)
Adjusted FFO per share - Diluted(3)	$0.02	$(0.62)	$(0.62)	$(1.12)

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

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Between January 1, 2020 and September 30, 2021, we disposed of seven consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. The results of operations during our period of ownership of these hotels are included in our consolidated results.
•
COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic contraction resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. Consequently, the results of our portfolio during the three and nine months ended September 30, 2021 will not be comparable to the same periods in 2020.

Hotel Revenues and Operating Expenses

	Three Months Ended September 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$274	$70	$204	$2	$202
Food and beverage revenue	76	10	66	—	66
Ancillary hotel revenue	58	15	43	—	43
Rooms expense	76	30	46	1	45
Food and beverage expense	63	18	45	—	45
Other departmental and support expense	119	64	55	(1)	56
Other property-level expense	51	84	(33)	(2)	(31)
Management fees expense	19	2	17	—	17

(1) Change from other factors primarily relates to the effects of COVID-19. The increase in revenues and expenses for the three months ended September 30, 2021 was primarily due to the reopening of most of our hotels that were suspended during the same period in 2020 and improved occupancy due to an increase in leisure travel as compared to the same period in 2020.

	Nine Months Ended September 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$587	$453	$134	$(10)	$144
Food and beverage revenue	152	174	(22)	(3)	(19)
Ancillary hotel revenue	137	87	50	(1)	51
Rooms expense	170	162	8	(1)	9
Food and beverage expense	126	155	(29)	(3)	(26)
Other departmental and support expense	298	296	2	(5)	7
Other property-level expense	151	200	(49)	(2)	(47)
Management fees expense	40	27	13	(1)	14

(1) Change from other factors primarily relates to the effects of COVID-19.

Group, transient, contract and other rooms revenue for the three and nine months ended September 30, 2021, as well as the change for each segment compared to the same periods in 2020 are as follows:

	Three Months Ended September 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$36	$9	$27	$—	$27
Transient rooms revenue	219	49	170	1	169
Contract rooms revenue	14	10	4	—	4
Other rooms revenue	5	2	3	1	2
Rooms revenue	$274	$70	$204	$2	$202

(1) Change from other factors primarily relates to the effects of COVID-19. The increase in revenues for the three months ended September 30, 2021 was primarily due to the reopening of most of our hotels that were suspended during the same period in 2020.

	Nine Months Ended September 30,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$59	$129	$(70)	$(4)	$(66)
Transient rooms revenue	482	275	207	(6)	213
Contract rooms revenue	36	38	(2)	—	(2)
Other rooms revenue	10	11	(1)	—	(1)
Rooms revenue	$587	$453	$134	$(10)	$144

(1) Change from other factors primarily relates to the effects of COVID-19.

Other revenue and Other expense

During the second half of 2020, we permanently closed operations at all three of our laundry facilities resulting in a decrease in both laundry revenue and laundry expense. The increases in support services revenue and expense are due to the reopening of our hotels that have service arrangements with Hilton Grand Vacations (“HGV”), which were suspended for a majority of 2020.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Support service revenue	$15	$3	400.0%	35	23	52.2%
Laundry revenue	—	—	—	—	2	(100.0)
Total other revenue	$15	$3	400.0%	$35	$25	40.0%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Support services expense	$14	$1	1300.0%	$34	$21	61.9%
Laundry expense	—	5	(100.0)	—	10	(100.0)
Total other expense	$14	$6	133.3%	$34	$31	9.7%

Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$9	$9	—%	$33	$29	13.8%
Share-based compensation expense	5	4	25.0	15	10	50.0
Disposition costs	—	—	—	—	1	(100.0)
Severance expense	—	—	—	—	2	(100.0)
Total corporate general and administrative	$14	$13	7.7%	$48	$42	14.3%

Acquisition costs

During the nine months ended September 30, 2020, we incurred $10 million of acquisition costs, primarily as a result of $9 million of transfer tax in connection with the Merger Agreement with Chesapeake based on new information received during the period.

Impairment and casualty loss, net

During the nine months ended September 30, 2021, we recognized an impairment loss of $5 million related to one of our hotels classified as held for sale as of June 30, 2021. We also recognized $2 million of casualty losses as a result of damage caused by Hurricane Ida at one of our hotels.

During the nine months ended September 30, 2020, we recognized a net loss of $696 million primarily as a result of $607 million of impairment losses related to our goodwill and $90 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19.

(Loss) gain on sales of assets, net

During the three and nine months ended September 30, 2021, we recognized a net loss of $11 million and $5 million, respectively, primarily as a result of the sales of our consolidated hotels during the respective periods.

During the nine months ended September 30, 2020, we recognized a net gain of $62 million primarily as a result of the sale of two of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

Interest expense increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020 as a result the issuances of $2.1 billion of Senior Secured Notes during the second and third quarters of 2020 and May 2021, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020, partial repayment of the 2019 Term Facility during the second and third quarters of 2021 and the full repayment of the Revolver during 2021. Interest expense associated with our debt for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
SF and HHV CMBS Loans(1)	$21	$21	—%	$63	$63	—%
Mortgage Loans	7	5	40.0	19	16	18.8
2016 Term Loan	—	4	NM(2)	—	15	NM(2)
2019 Term Facility	2	5	(60.0)	11	15	(26.7)
Revolver	1	6	(83.3)	9	14	(35.7)
2025 Senior Secured Notes(3)	13	13	—	37	17	117.6
2028 Senior Secured Notes(3)	11	2	450.0	32	2	1,500.0
2029 Senior Secured Notes(3)	9	—	NM(2)	14	—	NM(2)
Other	2	3	(33.3)	10	7	42.9
Total interest expense	$66	$59	11.9%	$195	$149	30.9%

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

Income tax expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Percent Change	2021	2020	Percent Change
	(in millions)			(in millions)
Income tax (benefit) expense	$(3)	$1	(400.0)%	$(2)	$14	(114.3)%

During the nine months ended September 30, 2021, we recognized a $2 million income tax benefit, comprising a $3 million state tax benefit from utilizing state NOLs, a $1 million benefit from the derecognition of deferred tax liabilities and $2 million of tax expense, primarily from adjustments to the benefit recognized in 2020 from utilizing the NOL carryback provisions of the CARES Act.

Income tax expense for the nine months ended September 30, 2020 includes $30 million of income tax expense from hotels sold during the period, partially offset by a TRS income tax benefit of $20 million from utilizing the NOL carryback provisions of the CARES Act.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2021, we had total cash and cash equivalents of $772 million and $70 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

As a result of the economic uncertainty resulting from the effects of COVID-19, including decreased occupancy, ADR and RevPAR at our hotels, as described above under “Recent Events”, we expect our cash flows for the remainder of 2021 to be significantly lower than prior to COVID-19. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020 (which we subsequently fully repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), issuing $750 million of 2029 Senior Secured Notes in May 2021 (a portion of which was used to partially repay the Revolver and the 2019 Term Facility), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and reductions in forecasted capital expenditures for maintenance projects to approximately $56 million for 2021. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

In 2021, we sold five consolidated hotels, the W New Orleans – French Quarter, the Hotel Indigo San Diego Gaslamp Quarter, the Courtyard Washington Capitol Hill Navy Yard, the Hotel Adagio, Autograph Collection and the Le Meridien San Francisco. Net proceeds from the sales of these hotels were used to repay $37 million outstanding under the Revolver, which currently has no remaining balance outstanding, and to partially repay $419 million of the 2019 Term Facility.

We generated positive Hotel Adjusted EBITDA for the quarter ended September 30, 2021. With the availability under our Revolver and existing cash and cash equivalents as a result of net proceeds from the offering of our Senior Secured Notes and the proceeds from the sales of two consolidated hotels in 2020 and the sale of five consolidated hotels in 2021, we have sufficient liquidity to pay our near-term debt maturities and to fund other short-term liquidity obligations. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry significantly recovers. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extending the maturity of the Revolver and extending the waiver period for the testing of the financial covenants, placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions).

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, which ended in February 2021. We have not renewed the stock repurchase program at this time. Stock repurchases were made through open market purchases, in privately negotiated transactions, or in such other manner that complied with applicable securities laws. The timing of stock repurchases and the number of shares repurchased were dependent upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No additional common stock was repurchased during 2020 or the first two months of 2021.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2021	2020	Percent Change
	(in millions)
Net cash used in operating activities	$(95)	$(274)	65.3%
Net cash provided by investing activities	425	136	212.5%
Net cash (used in) provided by financing activities	(469)	921	NM(1)

(1) Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $179 million decrease in net cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in cash from operations as a result of the increase in occupancy as our hotels continue to recover from the effects of COVID-19, partially offset by an increase in cash paid for taxes of approximately $27 million, primarily associated with built-in gains from an asset sold in 2020, and an increase in cash paid for interest of $25 million.

Investing Activities

The $425 million in net cash provided by investing activities for the nine months ended September 30, 2021 was primarily attributable to $454 million of net proceeds from the sale of five of our consolidated hotels, partially offset by $28 million in capital expenditures.

The $136 million in net cash provided by investing activities for the nine months ended September 30, 2020 was primarily attributable to the $207 million in net proceeds received from the sale of hotels, partially offset by $70 million in capital expenditures.

Financing Activities

The $469 million in net cash used in financing activities for the nine months ended September 30, 2021 was primarily attributable to $1.2 billion of debt repayments and $15 million of debt issuance costs, partially offset by the issuance of $750 million of 2029 Senior Secured Notes and the $14 million mortgage loan secured by the Doubletree Spokane.

The $921 million in net cash provided by financing activities for the nine months ended September 30, 2020 was primarily attributable to borrowings of $1 billion from our Revolver as a result of COVID-19, the issuance of our $650 million 2025 Senior Secured Notes and $725 million of 2028 Senior Secured Notes, partially offset by $1.1 billion of debt repayments, $241 million in dividends paid and the repurchase of 4.5 million shares of our common stock for $66 million.

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

Debt

As of September 30, 2021, our total indebtedness was approximately $4.7 billion, including approximately $2.1 billion of our Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2021 included construction contract commitments of approximately $116 million for capital expenditures at our properties, of which $78 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the nine months ended September 30, 2021, repurchases made pursuant to our repurchase program were as follows:

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2021 through January 31, 2021	3	$17.15	—	$234
February 1, 2021 through February 28, 2021	95,565	$20.91	—	$234
March 1, 2021 through March 31, 2021	392	$21.15	—	$—
April 1, 2021 through April 30, 2021	230	$21.82	—	$—
May 1, 2021 through May 31, 2021	58	$22.31	—	$—
June 1, 2021 through June 30, 2021	50	$20.52	—	$—
July 1, 2021 through July 31, 2021	168	$20.33	—	$—
August 1, 2021 through August 31, 2021	31	$17.63	—	$—
September 1, 2021 through September 30, 2021	6,659	$19.42	—	$—
	103,156		—

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

Park Hotels & Resorts Inc.

Date: November 4, 2021	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)