Form 10-K
period 2021-12-31
Park Hotels & Resorts Inc.
filed 2022-02-18
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4,825 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 11, 2022 was 236,474,577.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the expected dates for reopening our hotels and dates that our hotels will break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, measures being taken in response to COVID-19, the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Actual results may differ materially from those expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risk and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Currently, one of the most significant factors continues to be the adverse effect of COVID-19, including resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. COVID-19 has significantly affected our business, and the extent to which COVID-19 continues to affect us, our hotel managers, tenants and guests at our hotels will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its effect, the emergence of virus variants, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, additional closures that may be mandated or advisable even after the reopening of our hotels, whether due to an increased number of COVID-19 cases or otherwise, and the direct and indirect economic effects of the pandemic and containment measures, among others. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Moreover, investors are cautioned to interpret many of the risks identified in this Annual Report on Form 10-K as being heightened as a result of the ongoing and numerous adverse effects of COVID-19.

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
•
“Hotel Adjusted EBITDA” measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels, which excludes hotels owned by unconsolidated affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA, which is a non-GAAP financial measure.
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
•
“Select Hotels” means the hotels that were managed by us rather than a third-party hotel management company, consisting of the following four hotels: the Hilton Garden Inn LAX/El Segundo in Los Angeles, California; the Hampton Inn & Suites Memphis—Shady Grove in Memphis, Tennessee, the Hilton Suites Chicago/Oak Brook in Chicago, Illinois and the Hilton Garden Inn Chicago/Oak Brook in Chicago, Illinois. Management of the Select Hotels was transitioned to a third-party hotel management company during 2021.
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

PART I

Item 1. Business

Our Company

We are the second largest publicly-traded lodging real estate investment trust (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We were originally formed as Hilton Hotels Corporation, a Delaware corporation, and existed as a part of one of Hilton’s business segments. On January 3, 2017, Hilton Parent completed the spin-off that resulted in our establishment as an independent, publicly traded company. As of February 18, 2022, our portfolio consists of 54 premium-branded hotels and resorts with approximately 32,000 rooms, located in prime United States (“U.S.”) markets with high barriers to entry. Over 86% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 5, 2019, by and among Park Parent, PK Domestic Property LLC, an indirect subsidiary of Park Parent (“PK Domestic”), PK Domestic Sub LLC, a wholly-owned subsidiary of PK Domestic (“Merger Sub”) and Chesapeake Lodging Trust (“Chesapeake”), Chesapeake merged with and into Merger Sub (the “Merger”). Park Intermediate Holdings LLC (our “Operating Company”) continues to directly or indirectly hold all of our assets and conduct all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the sole general partner and a limited partner of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a limited partner. In the future, we may from time-to-time issue limited partnership units ("OP Units") through our Operating Company in connection with acquiring hotels, financing, compensation or other purposes. As of December 31, 2021, Park Parent and PK Domestic REIT Inc. collectively owned 100% of the limited partnership interests of our Operating Company.

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

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•
Operational Excellence through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. The novel strain of coronavirus and the disease it causes (“COVID-19”) continued to challenge the lodging industry in 2021. Working with our hotel managers, we have adapted our operational approach and implemented measures in an effort to ensure the safety of both hotel guests and employees and minimize our losses. During 2020, we temporarily halted operations at a majority of our hotels located in challenged markets where hotel lodging demand remained muted; consolidated demand into fewer hotels in markets where we have multiple assets; reduced available rooms at hotels to help mitigate expenses; consolidated or eliminated managerial positions to reduce payroll; and reimagined the operating model such as through limiting food and beverage operations and adjusting housekeeping availability for both safety considerations and cost controls. Throughout 2021 we made progress toward recovery, as we strategically reopened all except two of our hotels while our portfolio as a whole has generated positive Hotel Adjusted EBITDA for the past three consecutive quarters. We continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 9 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. Our current expansion project at the Bonnet Creek complex in Orlando, Florida includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando project. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.
•
Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions, which we believe will enable us to further diversify our portfolio. In September 2019, we completed the $2.5 billion acquisition of Chesapeake, which helped us to increase our scale and achieve greater diversification. Since our spin-off, we have sold or otherwise disposed of 29 hotels, most of them located in lower growth domestic and non-core international markets for a combined sales price of approximately $1.7 billion. Specifically in 2021, we sold five hotels for $477 million in gross proceeds, exceeding our goal of completing $300 to $400 million of asset sales in 2021, providing us with liquidity to de-leverage our balance sheet and to execute on a variety of strategic corporate initiatives. Additionally, in response to the COVID-19 pandemic we deferred $150 million of the $200 million in capital expenditures previously budgeted for 2020 and reduced capital expenditures for maintenance projects to approximately $44 million for 2021. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.
•
Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet. We will focus on maintaining sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. To increase liquidity and extend debt maturities while dealing with the effects of COVID-19, we drew $1 billion from our revolving credit facility (“Revolver”) in March 2020 (which we subsequently fully repaid). In May 2020, we issued $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) (a portion of which was used to partially repay amounts outstanding under our Revolver and the term loan due December 2021 (“2016 Term Loan”)). In September 2020, we issued $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”) (a portion of which was used to repay the remaining amount outstanding under the 2016 Term Loan in full as well as a portion of the Revolver) and extended almost 90% of the Revolver commitments until 2023. In May 2021, we issued $750 million of senior secured notes due 2029 ("2029 Senior Secured Notes," collectively with the 2025 Senior Secured Notes and 2028 Senior Secured Notes, the "Senior Secured Notes") (a portion of which was used to repay a portion of the Revolver and a portion of our unsecured delayed draw term loan facility ("2019 Term Facility")). Additionally, in 2021, we sold five consolidated hotels, and net proceeds were used to repay the remaining outstanding amounts under the Revolver and partially repay the 2019 Term Facility, leaving just $78 million outstanding on our sole remaining corporate term loan. Only 2% of our total outstanding debt is maturing in 2022. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry significantly recovers. Additionally, we expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 18, 2022.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	25	22,045
DoubleTree by Hilton	Upscale	9	3,733
Embassy Suites by Hilton	Upper Upscale	4	998
W Hotels	Luxury	2	923
Hyatt Regency	Upper Upscale	2	940
Waldorf Astoria Hotels & Resorts	Luxury	2	813
Marriott	Upper Upscale	1	430
Marriott Tribute Portfolio	Upper Upscale	1	393
Curio - A Collection by Hilton	Upper Midscale	2	374
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Hilton Garden Inn	Upscale	2	290
Homewood Suites by Hilton	Upscale	1	195
Hampton by Hilton	Upper Midscale	1	131
Total		54	31,925

Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	34	22,170
Ground Lease	14	5,719
	48	27,889
Unconsolidated Joint Ventures(2)
Fee Simple	4	2,452
Ground Lease	2	1,584
	6	4,036
Total	54	31,925

(1) Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2) Six of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Hotel Laundry Operations

During the year ended December 31, 2020, we permanently closed operations at our three commercial laundry facilities located in Piscataway, New Jersey, Portage, Indiana, and Portland, Oregon. Revenue from our commercial laundry operations accounted for less than half a percent of our consolidated revenue in each of the years ended December 31, 2020 and 2019.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. When we evaluate the acquisition of new properties, we will assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment. We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. We participated in the 2021 Global Real Estate Sustainability Benchmark ("GRESB") assessment, ranking in the top 35% of all GRESB participant companies, and increased our score compared to 2020. Additionally, we were recognized by Newsweek as one of America's Most Responsible Companies for the third consecutive year, ranking in the top third of all selected companies.

We have published our 2021 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance and includes our first Task Force report on Climate-Related Financial Disclosures. As highlighted in our report, in 2020, we saw continued decreases in energy and water consumption and intensity across our portfolio, as well as continued decreases in carbon emissions and waste generated. Operations at a significant portion of our portfolio were temporarily suspended for various durations throughout 2020, driving the reductions in utility consumption and intensities. However, the trend of decreasing consumption and intensities is not limited to 2020. Our efforts to responsibly manage our environmental impact is reflected in the continued year-over-year decreases in these metrics. Park has created a Green Sustainability Playbook, which outlines the Company’s sustainability expectations and processes for its brand and management partners on a variety of topics, including HVAC equipment, LED lighting and water efficiency. Park has also created a set of Engineering Renovation Guidelines, which address opportunities for incorporating sustainable building attributes during renovations, such as the use of green materials and efficiency standards for HVAC systems, toilets and showers.

Additionally, while non-essential capital expenditure projects were largely suspended or cancelled during 2020 due to cost elimination and cash efficiency measures taken in response to the COVID-19 pandemic, we continued to invest in efficiency projects related to end-of-life equipment replacements or upgrades. With these projects, we were often able to notably decrease our environmental impact by replacing older equipment with more efficient options. In 2020, completion of more than 20 capital expenditure projects, with a total investment in excess of $4 million, helped to improve the overall efficiency of our portfolio. These projects, conducted at 15 of our hotels, are expected to generate average cost savings of 3 – 4% annually, while larger projects, such as chiller retrofits or replacements, are expected to generate energy cost savings of approximately 20% annually.

Our Principal Agreements

In order for us to continue to qualify as a REIT, independent third parties must operate substantially all of our hotels. We lease substantially all of our hotels to our TRS lessees, which, in turn have engaged independent third-parties to operate these hotels pursuant to management agreements. The hotels not leased to our TRS lessees are owned by TRSs, which have also engaged independent third-parties to operate these hotels pursuant to management agreements. Certain of our hotels also have franchise agreements. We may, in the future, re-flag existing properties, acquire additional properties that operate under other brands and/or engage other third-party hotel managers and franchisors.

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

Sale of a Hotel

Our management agreements generally provide that we cannot sell a hotel to a person who (i) does not have sufficient financial resources, (ii) is of bad moral character, (iii) is a competitor of our hotel managers, or (iv) is a specially designated national or blocked person, as set forth in the applicable management agreement. It is generally an event of default if we proceed with a sale or an assignment of the hotel’s management agreement to such a transferee, without receiving consent from our hotel managers.

Franchise Agreements

Nine of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.

Term

Our franchise agreements contain an initial term of between 13 and 20 years and require the franchisor’s consent to be extended.

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

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 18, 2022, associated with land underlying our hotels and meeting facilities that we lease from third parties:

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

Insurance

We maintain insurance coverage for general liability, property, including business interruption, terrorism, and other risks with respect to our business for all of our hotels. We also maintain workers’ compensation insurance for our corporate employees, while our managers maintain workers’ compensation insurance for their employees at our hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.

Human Capital

Employees

Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2021, we had 80 corporate employees. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels. During 2021, management of the Select Hotels was transitioned to a third-party hotel management company, and we no longer employ the employees at these hotels. Although we do not employ the employees at our hotels, we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

Diversity, Equity and Inclusion

We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process, and we are committed to enhancing diversity, equity and inclusion at Park. We have a skilled and highly diverse board of nine independent directors, two of whom are gender diverse. In addition, our executive team is comprised of six members, two of whom are gender diverse and three of whom are racially diverse. The following charts summarize the gender and ethnic diversity of our workforce as of December 31, 2021:

Our commitment to enhancing diversity, equity and inclusion is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. We have established a Diversity & Inclusion Steering Committee, which is comprised of employees at our corporate headquarters and includes members of executive leadership from all corporate departments and a broad assortment of levels, genders, ages and races. The committee is dedicated to enhancing our focus on activities that increase awareness and take actions in support of equality, and it seeks to develop partnerships and adopt new initiatives that support systematic change related to racism and diversity. The committee has spent significant time focusing on actions and commitments that impact Park internally such as recruitment and retention practices, policy and process updates, training and increased communication and awareness programs. All our employees are encouraged to take part in initiatives implemented by the Diversity & Inclusion Steering Committee.

Additionally, our Chief Executive Officer, Thomas J. Baltimore, Jr. serves as one of the three co-chairs of NAREIT's Dividends Through Diversity, Equity & Inclusion CEO Council, which supports the recruitment, inclusion, development, and advancement of women, Black professionals, other people of color, ethnically diverse individuals, and members of other under-represented groups in REITs and the publicly traded real estate industry.

We continually evaluate our practices related to diversity, equity and inclusion through internal and external resources. For example, in 2021, we added a gender and ethnic diversity analysis to our corporate compensation review, which reflected no pay disparity based on any gender or ethnic group. In addition, in 2021, we engaged a third-party resource to perform a diversity audit of Park’s policies, procedures and external websites. The results of the audit found that overall, Park policies and procedures reflect a company that is committed to diversity, equity, and inclusion, and that has taken steps to effectuate those goals.

Training and Development

Human capital development underpins our efforts to successfully execute our Company-wide strategy. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. We also seek to increase awareness and understanding through Company-wide trainings on diversity and inclusion, unconscious bias and other social issues, as well as an annual anti-bribery/anti-corruption training. In 2021, we added a separate, mandatory training on diversity, equity, inclusion and unconscious bias for corporate employees, and we expanded our training on social issues to include modern slavery/human trafficking awareness. All employees also participate in anti-harassment and compliance training at least once a year.

Additionally, we provide employees at corporate headquarters with leadership development programs, management development series programs, corporate technical “lunch and learn” trainings, REIT tax training, executive coaching and emotional intelligence training. Our leadership team encourages employees to continue education and professional certifications with time away from work and training budgets. Our Corporate Strategy and Design & Construction departments also participate in sustainability training, including Nareit’s ESG JumpStart workshop and REITworks conference.

To support employee development, we provide regular and consistent feedback to our corporate employees through our continuous feedback performance management model. Regular one-on-one feedback sessions are conducted to ensure feedback is current and to reinforce positive performance. We encourage our employees to participate in our Associate Satisfaction and Engagement Survey, which is administered by a third party, and undertake initiatives to improve areas identified in the survey. As a direct result of the survey, each department Executive Committee leader conducts feedback sessions with their respective teams, and Company-wide action plans are created and implemented by our Human Resources department. In addition, each department also creates departmental action plans and implements them accordingly.

Our Board of Directors receives regular reports on these initiatives to ensure that we continue to demonstrate our strong commitment to our employees, diversity and inclusion and other human capital matters.

Health, Safety and Well-being

We provide benefits to support our corporate employees and their families, including but not limited to medical, vision and dental insurance, gym memberships, a 401(k) match program, paid parental leave, and an employee assistance program. We also provide numerous initiatives focused on physical, mental and spiritual well-being including a flu shot clinic, mindfulness training with dedicated coaches and leaders and emotional intelligence workshops. To support our employees in navigating the challenges of COVID-19, we enhanced components of our health and well-being program. Our expanded program includes Wellness Wednesdays, an initiative targeted to improve physical, social, mental and spiritual wellbeing through bi-weekly Company-wide virtual events. We also provided each corporate employee with a membership to a 24/7 membership-based primary care medical practice with a mission to offer quality care more accessibly.

Together with our hotel managers, we also aim to ensure the health, safety and well-being of all employees and guests at our properties. For example, in 2020, we committed to the American Hotel & Lodging Association’s 5-Star Promise, which enhances policies, trainings and resources related to the safety of hotel employees and guests. We aim to promote health and well-being measures in our design and construction projects through the use of natural ventilation, daylighting and air and water quality monitoring. Hotel employee health and safety factors are designed into projects, which include alarm systems cameras, first aid locations and personal alert devices.

Community Engagement

Our Park Cares Committee, a committee comprised of employees at our corporate headquarters, focuses on engagement with local communities and spearheads volunteer work. We introduced an annual event, which aims to concentrate our volunteer efforts around one central cause that all corporate headquarters’ employees can participate in if they desire. While the challenges resulting from COVID-19 temporarily suspended in-person charitable activities in 2020, Park continued to support local communities and organizations in a virtual capacity and through charitable donations. In 2021, we supported over 13 organizations and/or programs through charitable contributions, sponsorships and scholarships contributing a total of $170,000 in cash donations. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.

For additional information on the above matters, please review our 2021 Annual Corporate Responsibility Report on our website.

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

Risks Related to Our Business

The COVID-19 pandemic, including the resulting and continued economic disruptions, travel restrictions and decrease in demand for our hotel properties, has significantly adversely impacted and disrupted, and is expected to continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

The outbreak of COVID-19 has had and continues to have, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global and sustained impact of the outbreak and resulting control measures, including states of emergency, mandatory quarantines, border closures, and other travel and large gatherings restrictions, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, have significantly decreased the demand for travel to our hotel properties. We have been and expect to continue to be negatively affected by these and other governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Center for Disease Control and Prevention and the World Health Organization. In addition, the COVID-19 pandemic triggered a global economic contraction, which was followed by other economic challenges that affected discretionary spending and travel, including supply chain disruptions and increased inflation.

COVID-19 has disrupted and has had a significant adverse effect on, and will continue to significantly adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry are unprecedented. Global demand for lodging has been drastically reduced and occupancy levels reached historic lows in 2020. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 disruption throughout our portfolio. Travel, especially business and leisure travel in the United States, where all of our hotels are located, was adversely affected as result of COVID-19. Although we were able to recommence operations at all except two of our previously suspended hotels by the end of 2021, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to fully recover. While transient business has improved across our portfolio, the recovery of group business continues to be delayed by new COVID-19 variants. If demand does not recover, or if virus variants increase or travel restrictions tighten, we may be required to suspend operations at additional hotels.

Additional factors that would negatively impact our ability to successfully operate during or following COVID-19 or another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•
sustained negative consumer or business sentiment, economic metrics (including inflation, unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, including beyond the end of the COVID-19 pandemic and the lifting of travel restrictions and advisories, which could further adversely impact demand for lodging;
•
significantly increased inflation, which may increase labor or other costs to maintain or operate hotels;
•
increased sanitation and hygiene requirements, social distancing and other mitigation measures, which have increased costs to us and our operators;
•
disruptions in our supply chains, which may among other things, affect our food and beverage offerings;
•
disruptions in the continued service and availability of personnel, including our senior leadership team and key field personnel, and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, which could result in increased labor expenses;

•
limited opportunities to acquire new properties or the need to dispose of properties to meet liquidity needs;
•
the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties and guest experience at our properties;
•
our ability to obtain bank lending or access the capital markets could deteriorate, including as a result of the COVID-19 pandemic, or declines in our business performance or the general economy;
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

The significance, extent and duration of the impacts caused by the COVID-19 outbreak on our business, financial condition, operating results and cash flows, remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the continued severity, duration (including the extent of any additional resurgences in the future), transmission rate and geographic spread of COVID-19 in the United States, the extent and effectiveness of the containment measures taken, the timing of and manner in which containment efforts are reduced or lifted, the continued emergence of virus variants, the efficacy, availability and deployment of vaccinations and other treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate, once the current or any future containment measures are reduced or lifted. As a result, we cannot provide an estimate of the overall impact of the COVID-19 pandemic on our business as the extent and duration of the effects of COVID-19 are not yet clear.

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

In order for us to continue to qualify as a REIT, independent third parties must operate substantially all of our hotels. We lease substantially all of our hotels to our TRS lessees. Our TRS lessees and the TRSs that own our hotels, in turn, have entered into management agreements with independent third-party managers to operate our hotels. We could be materially and adversely affected if any third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and could be held financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, our third-party hotel managers manage, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, third-party managers may make decisions regarding competing lodging facilities that are not in our best interests.

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

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks as well as social engineering; cyber-terrorism; cyber extortion; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on our hotel managers to protect proprietary and customer information from these threats. Any compromise of our own network or hotel managers’ networks could result in a disruption to our booking or sales systems or other operations, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure or loss of customer or proprietary information could result in damage to the hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, any of which may have a material adverse effect on our business, financial condition and results of operations. In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be compromised through system or user error, physical or electronic break-ins, computer viruses, or attacks by hackers. Any such compromise could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, monetary losses or regulatory penalties which could be significant.

Like many corporations, our information networks and systems are a target of attacks. In addition, third-party providers of data hosting or cloud services may experience cybersecurity incidents that may involve data we share with them. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyberattacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

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

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters, climate change and related regulations, or terrorist attacks.

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2021, hotels in New York City, Chicago, San Francisco, Boston, New Orleans, Florida and Hawaii represented approximately 64% of our room count, with our hotels in Florida, San Francisco and Hawaii alone each representing greater than 11% of our room count, and 51% of our total revenue in 2021. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.

Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties, while hotels in other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. The effects of climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities involving our properties, including as a result of terrorism and climate change, our profits could be reduced.

Because certain types of losses are uncertain, including natural disaster, the effects of climate change or other catastrophic losses, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Furthermore, certain of our properties may qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties, and we may not be permitted to rebuild such properties as they exist now or at all, regardless of insurance proceeds, if such properties are destroyed. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.

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

While our hotel managers are responsible for hiring and maintaining the labor force at our hotels, we are subject to the costs and risks generally associated with the hotel labor force, and increased labor costs due to factors like labor shortages and resulting increases in wages, additional taxes or requirements to incur additional employee benefits costs may adversely impact our operating costs. Labor costs, including wages, can be particularly challenging at those of our hotels with unionized labor, and additional hotels may be subject to new collective bargaining agreements in the future.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. As we do not directly employ the employees at our hotels, we do not have the ability to control the outcome of these negotiations.

We could be materially and adversely affected if we are found to be in breach of a ground lease or are unable to renew a ground lease.

Unless we purchase a fee interest in the land and improvements at our properties subject to our ground leases or extend the terms of these leases before their expiration, we will lose our right to operate these properties and we will not have any economic interest in the land or improvements at the expiration of our ground leases; therefore, we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. We can provide no assurances that we will be able to renew any ground lease upon its expiration at all or on favorable terms. In addition, if we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. Additionally, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. If we were to lose the right to use a hotel, we would be unable to derive income from such hotel, which could adversely affect us.

Heightened focus on corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors, may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations, financial condition and the price of our securities.

We are committed to sustainability and corporate responsibility, specifically related to ESG factors. Some investors may use ESG factors to guide their investment strategies, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us, and guests may consider these factors when deciding whether to stay at our properties. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing where to allocate their investments and may consider a company's score as a factor in making an investment decision. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors and employees, vendors and business partners may choose not to do business with us, or potential guests may choose to stay at competitor hotels, which could have an adverse impact on us or the price of our securities.

Risks Related to Our Industry

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains and independent and local hotel owners and operators. Additionally, we face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners. New hotels may be constructed, and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have greater commercial, financial and marketing resources and more efficient technology platforms, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

The growth of internet reservation channels is another source of competition that could adversely affect our business. A significant percentage of hotel rooms for individual customers are booked through internet travel intermediaries. As intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. While internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that expansion continues, it could both divert group and convention business away from our hotels and increase our cost of sales for group and convention business and materially adversely affect our revenues and profitability.

We also face competition for the acquisition of hotels from other REITs, private equity investors, institutional pension funds, sovereign wealth funds and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage, which may reduce the number of suitable investment opportunities available to us or increase pricing.

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

Hilton Parent received a ruling (“IRS Ruling”) from the U.S. Internal Revenue Service (“IRS”) regarding certain U.S. federal income tax aspects of the spin-off. The IRS Ruling received is binding on the IRS, however, the validity of the IRS Ruling is based upon and subject to the accuracy of factual statements and representations made to the IRS by Hilton Parent. As a result of the IRS’s ruling policy at the time of Hilton Parent’s submission, with respect to transactions under Section 355 of the Code, the IRS Ruling is limited to specified aspects of the spin-off under Section 355 of the Code and does not represent a determination by the IRS that all of the requirements necessary to obtain tax-free treatment to holders of Hilton Parent’s common stock and to Hilton have been satisfied. Moreover, if any statement or representation upon which the IRS Ruling is based is incorrect or untrue in any material respect, or if the facts upon which the IRS Ruling is based are materially different from the facts that prevailed at the time of the spin-off, the IRS Ruling could be invalidated.

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

Pursuant to the Tax Matters Agreement, we agreed to indemnify Hilton Parent and HGV Parent for any tax liabilities resulting from certain actions we take, or fail to take, and Hilton Parent and HGV Parent agreed to indemnify us for any tax liabilities resulting from transactions entered into, or actions not taken, by Hilton Parent or HGV Parent. For additional detail, see “Spin-off Related Agreements—Tax Matters Agreement.”

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

As a result of all these factors, our failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and service our indebtedness. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax on the income earned by our TRSs. Any of these taxes would decrease cash available for distributions to stockholders. Finally, we have operations and assets in Puerto Rico that are subject to tax. Any of these taxes decrease cash available for distribution to our stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 18, 2022:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,921
Hilton San Diego Bayfront	JV, GL	25%	1,190
Parc 55 San Francisco - a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Checkers Los Angeles	FS	100%	193
Hilton Garden Inn LAX/El Segundo	FS	100%	162
Colorado
Hilton Denver City Center	FS(2)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	550
Florida
Hilton Orlando	JV, FS	20%	1,424
Signia by Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Hilton Miami Airport	FS	100%	508
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami - a Tribute Portfolio Resort	FS	100%	393
Casa Marina, A Waldorf Astoria Resort	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	647

Location	Type(1)	Ownership Percentage	Rooms
Illinois
Hilton Chicago	FS	100%	1,544
W Chicago - Lakeshore	FS	100%	520
W Chicago - City Center	FS	100%	403
Hilton Chicago/Oak Brook Suites	FS	100%	211
Hilton Garden Inn Chicago/Oak Brook Terrace	FS	100%	128
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
Nevada
DoubleTree Hotel Las Vegas Airport	JV, FS(2)	50%	190
New Jersey
Hilton Short Hills	FS	100%	314
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	652
Tennessee
Hampton Inn & Suites Memphis – Shady Grove	FS	100%	131
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC - Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Homewood Suites Seattle Convention Center Pike Street	FS	100%	195
Total			31,925

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

Additionally, the Distribution Agreement and Tax Matters Agreement provide for cross-indemnities that, except as otherwise provided in the Distribution Agreement and Tax Matters Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Hilton, HGV and the Company with the appropriate company. See “Spin-off Related Agreements – Distribution Agreement” and “– Tax Matters Agreement” and Note 15: “Commitments and Contingencies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the symbol "PK".

Shareholder Information

At February 11, 2022, we had 12 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). To avoid paying tax on our income, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. Prior to the COVID-19 pandemic, we regularly declared quarterly cash dividends. However, in light of COVID-19, after the payment of the first quarter 2020 dividend, we suspended our quarterly dividend.

We are currently evaluating the reinstatement of a quarterly cash distribution of $0.01 per share, subject to approval by our Board of Directors. Any such distribution and any future distributions will be at the sole discretion of our Board of Directors. When determining the amount of future distributions, we expect that our Board of Directors will consider, among other factors, (1) the amount required to be distributed to maintain our status as a REIT, (2) limitations on our ability to make distributions contained in the indentures for the Senior Secured Notes and in our credit facilities, which restrict our ability to make distributions subject to limited exceptions, including permitting us to make cash distributions of $0.01 per share per fiscal quarter and distributions to the extent required to maintain our status as a REIT, (3) the amount of cash generated from our operating activities, (4) our expectations of future cash flows, (5) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (6) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (7) our ability to continue to access additional sources of capital, and (8) the sufficiency of legally available assets.

Share Performance Graph

The following graph compares our cumulative total stockholder return since January 4, 2017 (the day our stock began “regular way” trading on the NYSE) against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index and the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on January 4, 2017, and that all dividends and other distributions were reinvested.

	1/4/2017	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Park Hotels and Resorts Inc.	$100.00	$111.56	$108.81	$117.89	$84.45	$92.97
S&P 400 Index	100.00	112.07	98.07	121.65	136.02	167.59
Nareit Equity Index	100.00	105.23	100.36	126.45	116.34	166.64

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities

We did not sell any equity securities during the fiscal year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

We did not receive any proceeds from registered securities during the fiscal year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Record Date	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2021 through January 31, 2021	3	$17.15	—	$234
February 1, 2021 through February 28, 2021	95,565	$20.91	—	$234
March 1, 2021 through March 31, 2021	392	$21.15	—	$—
April 1, 2021 through April 30, 2021	230	$21.82	—	$—
May 1, 2021 through May 31, 2021	58	$22.31	—	$—
June 1, 2021 through June 30, 2021	50	$20.52	—	$—
July 1, 2021 through July 31, 2021	168	$20.33	—	$—
August 1, 2021 through August 31, 2021	31	$17.63	—	$—
September 1, 2021 through September 30, 2021	6,659	$19.42	—	$—
October 1, 2021 through October 31, 2021	42	$19.92	—	$—
November 1, 2021 through November 30, 2021	21	$19.61	—	$—
December 1, 2021 through December 31, 2021	—	$—	—	$—
	103,219		—

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

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, which ended in February 2021. Stock repurchases were made through open market purchases, in privately negotiated transactions, or in such other manner that complied with applicable securities laws. The timing of stock repurchases and the number of shares repurchased were dependent upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No additional common stock was repurchased during 2020 or in the first two months of 2021 prior to the expiration of this stock repurchase program. We may make future stock repurchases, subject to the approval of a new stock repurchase program by our Board of Directors.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2019 financial condition and results of operations compared to 2020, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 54 hotels, consisting of premium-branded hotels and resorts with approximately 32,000 rooms, of which over 86% are luxury and upper upscale and all are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

COVID-19 Operational Update

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) has had and continues to have a significant effect on the lodging industry and our business. We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our business. In March and April 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at a majority of our hotels, all except two of which have now reopened. Temporary closings of restaurants and hotels as well as travel restrictions across entire regions also contributed to severely reduced overall lodging demand. The effects of COVID-19 continue to have a significant adverse effect on the hospitality industry, including our business; however, the increase in vaccination rates across the country and the easing or removal of restrictions, quarantining, and “social distancing” mandates resulted in increased travel and hospitality spending beginning in the second quarter of 2021 as compared to the same period in 2020. In December 2021, the rapid rise in COVID-19 cases from the Omicron variant resulted in additional group cancellations and cautious business travel sentiment during the first quarter of 2022, labor disruptions throughout the travel industry resulting in widespread airline cancellations and hotel staff shortages, and re-imposed restrictions on gatherings and business events by an increasing number of jurisdictions. Despite the near-term reduction in demand due to the seasonal decline in leisure travel following the holiday season and the delay in return of business travel, coupled with concerns over the spread of the Omicron variant and related travel restrictions, we expect a broader based recovery to continue beginning in the second quarter of 2022 as leisure demand trends and group booking activity continue to improve. We expect to see a return of group demand beginning in the second quarter of 2022 in select markets as groups continued to push out meetings originally scheduled for the second half of 2021 into 2022.

Beginning in March 2020, we experienced a significant decline in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) associated with the COVID-19 pandemic throughout our consolidated portfolio, which has resulted in a decline in our operating cash flow. As distribution of the COVID-19 vaccine continues, we have seen improvement in traveler sentiment, and as a result, an improvement in occupancy, ADR and RevPAR during 2021. Changes in our 2021 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of February 18, 2022, as compared to the same periods in 2019 and 2020, respectively, and pro-forma occupancy are as follows:

	Change in Pro-forma ADR		Change in Pro-forma Occupancy				Change in Pro-forma RevPAR
	2021 vs. 2020	2021 vs. 2019	2021 vs. 2020		2021 vs. 2019		2021 vs. 2020	2021 vs. 2019	2021 Pro-forma Occupancy
Q1 2021	(28.9)%	(30.6)%	(35.0)%	pts	(50.7)%	pts	(69.3)%	(76.2)%	26.6%

Q2 2021	44.8	(16.7)	36.1		(43.4)		897.0	(58.9)	42.2

Q3 2021	50.0	(7.0)	32.2		(33.0)		301.6	(43.4)	51.3

October 2021	51.9	(13.8)	26.9		(34.3)		226.5	(48.7)	50.4
November 2021	59.3	(6.1)	32.4		(29.1)		321.8	(39.8)	52.1
December 2021	53.7	8.0	36.5		(20.9)		356.9	(21.7)	55.0
Q4 2021	55.8	(4.2)	31.9		(28.1)		297.9	(37.6)	52.5

We believe demand will remain significantly reduced as long as mandatory travel restrictions, “social distancing” and cost-saving or other measures, such as the postponing or cancelling of non-essential business travel, remain in place or if these restrictions tighten or demand for travel continues to be depressed due to virus variants. Although we were able to recommence operations at all except two of our previously suspended hotels by the end of 2021, there remains considerable uncertainty as to both the time it will take to see travel and demand for lodging and travel-related experiences to fully recover. If demand does not recover, or if virus variants increase or travel restrictions tighten, we may be required to suspend operations at additional hotels. Further, uncertainty as to the timing of when remaining restrictions will be removed generally will make it more difficult to execute on our external growth strategy. The uncertainties surrounding the COVID-19 pandemic recovery, including new variants, make it difficult to predict operating results for our hotels in 2022, thus there can be no assurances that we will not experience further declines in hotel revenues or earnings at our hotels.

We and our hotel managers have taken various actions to mitigate the effects of the COVID-19 pandemic, including temporarily suspending operations at a majority of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing capital expenditures for maintenance projects to approximately $44 million for 2021 and suspending our dividend after the first quarter of 2020. Additionally, as a precautionary measure to increase liquidity and preserve financial flexibility, we fully drew on our revolving credit facility ("Revolver") in 2020 and completed three corporate bond offerings totaling $2.1 billion in 2020 and 2021 and five asset sales in 2021, the proceeds of which were used to fully repay the Revolver and our term loan due December 2021 ("2016 Term Loan"), as well as a majority of our unsecured delayed draw term loan facility ("2019 Term Facility").

Since originally suspending operations, we have commenced the phased reopening of all except two of our hotels. The timing of the reopening of these remaining hotels will depend primarily on government restrictions imposed or re-imposed and recovery in demand. The status of our hotels as of February 18, 2022 is as follows:

Status	Number of Hotels	Total Rooms
Consolidated Open	46	26,551
Consolidated Suspended	2	1,338
Total Consolidated	48	27,889
Unconsolidated Open	6	4,036
Total Hotels	54	31,925

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

The extent and duration of the effects of COVID-19 are not yet clear. Despite cost reduction initiatives, we do not expect to be able to fully, or even materially, offset revenue losses from the COVID-19 pandemic. In addition, we cannot predict whether our reopened hotels will be forced to suspend operations again in the future or be subjected to operating restrictions following further outbreaks or variants of COVID-19.

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

Other. Primarily related to support services we provide to Hilton Grand Vacations (“HGV”) timeshare properties that have a presence within or adjacent to certain of our hotels, which include cost reimbursements for the costs of providing housekeeping, landscaping, general maintenance and other services plus a fee representing a percentage of cost reimbursements. Also included in the comparative period, revenue from our laundry business prior to permanent suspension of operations in 2020.

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

Impairment and casualty loss, net. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Casualty gains are insurance proceeds for property damage claims that are in excess of any associated impairment loss recognized and clean-up and recovery costs incurred, less any insurance deductible.

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

Other. These costs include costs to provide support services to certain HGV timeshare properties. Also included in the comparative period, expenses for our laundry business prior to permanent suspension of operations in 2020.

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

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We defined our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from dispositions and other factors to our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Change from other factors primarily relates to the effects of COVID-19.

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

The following table provides a reconciliation of Net loss to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2021	2020
	(in millions)
Net loss	$(452)	$(1,444)
Depreciation and amortization expense	281	298
Interest income	(1)	(2)
Interest expense	258	213
Income tax expense (benefit)	2	(6)
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	11	16
EBITDA	99	(925)
Loss (gain) on sales of assets, net	5	(62)
Gain on sale of investments in affiliates(1)	—	(1)
Acquisition costs	—	10
Severance expense	—	33
Share-based compensation expense	19	20
Impairment and casualty loss, net	9	696
Other items(2)	10	35
Adjusted EBITDA	142	(194)
Less: Adjusted EBITDA from investments in affiliates	(7)	3
Add: All other(3)	42	44
Hotel Adjusted EBITDA	$177	$(147)

(1) Included in other (loss) gain, net.

(2) For the year ended December 31, 2020, includes a $12 million reserve related to ongoing claims in connection with our obligation to indemnify Hilton under the spin-off agreements. Refer to Note 15: “Commitments and Contingencies” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

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

The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2021	2020
	(in millions)
Net loss attributable to stockholders	$(459)	$(1,440)
Depreciation and amortization expense	281	298
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
Loss (gain) on sales of assets, net	5	(62)
Gain on sale of investments in affiliates(1)	—	(1)
Impairment loss	5	697
Equity investment adjustments:
Equity in losses from investments in affiliates	7	22
Pro rata FFO of investments in affiliates	2	(10)
Nareit FFO attributable to stockholders	(163)	(500)
Casualty loss (gain), net	4	(1)
Severance expense	—	33
Acquisition costs	—	10
Share-based compensation expense	19	20
Other items(2)	4	49
Adjusted FFO attributable to stockholders	$(136)	$(389)
Nareit FFO per share - Diluted(3)	$(0.69)	(2.12)
Adjusted FFO per share - Diluted(3)	$(0.57)	(1.65)

(1) Included in other (loss) gain, net.

(2) For the year ended December 31, 2020, includes $37 million of tax expense on hotels sold during 2020.

(3) Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Between January 1, 2020 and December 31, 2021, we disposed of seven consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the year ended December 31, 2021 as compared to the same period in 2020. The results of operations during our period of ownership of these hotels are included in our consolidated results.
•
COVID-19: Beginning in March 2020, we experienced a significant decline in ADR, occupancy and RevPAR due to COVID-19. The economic contraction resulting from the spread of COVID-19 has and is expected to continue to significantly affect our business. As discussed in "Overview — COVID-19 Operational Update," since April, 2021, we have seen increases in ADR, occupancy and RevPAR each month compared to 2020. Consequently, the results of our portfolio during the year ended December 31, 2021 will not be comparable to the same period in 2020.

Hotel Revenues and Operating Expenses

	Year Ended December 31,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$870	$526	$344	$(12)	$356
Food and beverage revenue	251	189	62	(3)	65
Ancillary hotel revenue	190	108	82	(2)	84
Rooms expense	254	193	61	(2)	63
Food and beverage expense	208	173	35	(3)	38
Other departmental and support expense	423	359	64	(7)	71
Other property-level expense	191	258	(67)	(5)	(62)(2)
Management fees expense	59	30	29	(1)	30

(1) Change from other factors primarily relates to the effects of COVID-19, except as otherwise noted. The increase in revenues and expenses was primarily due to the reopening of most of our hotels that were suspended during 2020 and improved occupancy due to an increase in leisure travel as compared to 2020.

(2) The reduction is primarily a result of $30 million of severance expense incurred in 2020 that was not incurred in 2021 and a reduction of real estate taxes of $15 million compared to 2021.

Group, transient, contract and other rooms revenue for the year ended December 31, 2021, as well as the change for each segment compared to 2020 are as follows:

	Year Ended December 31,
	2021	2020	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$114	$136	$(22)	$(4)	$(18)
Transient rooms revenue	690	330	360	(8)	368
Contract rooms revenue	50	48	2	—	2
Other rooms revenue	16	12	4	—	4
Rooms revenue	$870	$526	$344	$(12)	$356

(1) Change from other factors primarily relates to the effects of COVID-19. The increase in revenues was primarily due to the reopening of most of our hotels that were suspended during 2020 and improved traveler sentiment as vaccine distribution significantly increased and operating restrictions were lifted throughout 2021.

Other revenue and Other expense

During the second half of 2020, we permanently closed operations at all three of our laundry facilities resulting in a decrease in both laundry revenue and laundry expense. The increases in support services revenue and expense are due to the reopening of our hotels that have service arrangements with HGV, which were suspended for a majority of 2020.

	Year Ended December 31,
	2021	2020	Percent Change
	(in millions)
Support services revenue	$51	$27	88.9%
Laundry revenue	—	2	(100.0)%
Total other revenue	$51	$29	75.9%

	Year Ended December 31,
	2021	2020	Percent Change
	(in millions)
Support services expense	$48	$26	84.6%
Laundry expense	1	10	(90.0)%
Total other expense	$49	$36	36.1%

Corporate general and administrative

	Year Ended December 31,
	2021	2020	Percent Change
	(in millions)
General and administrative expenses	$43	$40	7.5%
Share-based compensation expense	19	20	(5.0)
Disposition costs	—	1	(100.0)
Severance expense	—	2	(100.0)
Total corporate general and administrative	$62	$63	(1.6)%

Acquisition costs

During the year ended December 31, 2020, we incurred $10 million of acquisition costs, primarily as a result of $9 million of transfer tax in connection with the Merger with Chesapeake based on new information received during 2020.

Impairment and casualty loss, net

During the year ended December 31, 2021, we recognized an impairment loss of $5 million related to one of our hotels classified as held for sale as of June 30, 2021. We also recognized $4 million of casualty losses as a result of damage caused by Hurricane Ida at one of our hotels.

During the year ended December 31, 2020, we recognized a net loss of $696 million primarily as a result of $607 million of impairment losses related to our goodwill and $90 million of impairment losses primarily related to one of our hotels, and our inability to recover the carrying value of the asset because of COVID-19.

(Loss) Gain on sales of assets, net

During the year ended December 31, 2021, we recognized a net loss of $5 million primarily as a result of the sales of five of our consolidated hotels.

During the year ended December 31, 2020, we recognized a net gain of $62 million primarily as a result of the sale of two of our consolidated hotels.

Non-operating Income and Expenses

Interest expense

Interest expense increased during the year ended December 31, 2021 compared to the same period in 2020 as a result of the issuances of $2.1 billion of Senior Secured Notes during the second and third quarters of 2020 and May 2021, partially offset by a decrease in interest expense as a result of the full repayment of the 2016 Term Loan in September 2020, partial repayment of the 2019 Term Facility during the second and third quarters of 2021 and the full repayment of the Revolver during 2021. Interest expense associated with our debt for the years ended December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020	Percent Change
	(in millions)
SF and HHV Mortgage Loans(1)	$85	$85	—%
Other Mortgage Loans	24	22	9.1%
2016 Term Loan	—	15	NM(2)
2019 Term Facility	12	20	(40.0)%
Revolver	10	19	(47.4)%
2025 Senior Secured Notes(3)	49	29	69.0%
2028 Senior Secured Notes(3)	43	12	258.3%
2029 Senior Secured Notes(3)	23	—	NM(2)
Other	12	11	9.1%
Total interest expense	$258	$213	21.1%

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

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

Our current debt outstanding is approximately $4.7 billion at a weighted average interest rate of 5.0%, of which approximately 99% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Other (loss) gain, net

During the year ended December 31, 2021, we recognized a net loss of $7 million, which is primarily due to $5 million related to the loss on extinguishment of debt during the year.

During the year ended December 31, 2020, we recognized a net loss of $15 million, which is primarily due to an additional $12 million reserve related to ongoing claims in connection with our obligation to indemnify Hilton under the spin-off agreements.

Income tax (expense) benefit

	Year Ended December 31,
	2021	2020	Percent Change
	(in millions)
Income tax (expense) benefit	$(2)	$6	NM(1)

(1) Percentage change is not meaningful.

Income tax expense for the year ended December 31, 2021, primarily consists of $6 million of income tax expense related to our taxable REIT subsidiaries, partially offset by $4 million of state tax benefits from utilizing state NOLs and a $1 million benefit from the derecognition of deferred tax liabilities.

Income tax benefit for the year ended December 31, 2020 includes a TRS income tax benefit of $24 million from utilizing the NOL carryback provisions of the CARES Act and $22 million of a net tax benefit from the derecognition of deferred tax liabilities, partially offset by $37 million of income tax expense from hotels sold during the period.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2021, we had total cash and cash equivalents of $688 million and $75 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. We currently have higher than historical balances in restricted cash due to certain of our mortgage loans that require deposits of excess cash with the lender when certain financial ratios are not met, which occurred during the period as a result of the effect from COVID-19 on operating results at the associated hotels.

As a result of the economic uncertainty resulting from the effects of COVID-19, including decreased occupancy, ADR and RevPAR at our hotels, as described above under “COVID-19 Operational Update”, we expect our cash flows through at least the first quarter of 2022 to be significantly lower than prior to COVID-19. We have taken several steps to preserve capital and increase liquidity, including drawing $1 billion from our Revolver in March 2020 (which we subsequently fully repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and 2016 Term Loan), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), issuing $750 million of 2029 Senior Secured Notes in May 2021 (a portion of which was used to partially repay the Revolver and the 2019 Term Facility), suspending our dividend following the payment of the first quarter 2020 dividend and implementing various cost saving initiatives at our hotels including temporary suspension of operations at certain hotels and selected restaurants and other businesses and outlets and reductions in capital expenditures for maintenance projects to approximately $44 million for 2021. We will continue to assess when the deferred capital expenditures will resume or if any of the deferred expenditures will be cancelled.

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

We generated positive Hotel Adjusted EBITDA for the quarter ended December 31, 2021, the third consecutive quarter since the start of the pandemic. With the availability under our Revolver and existing cash and cash equivalents as a result of net proceeds from the offering of our Senior Secured Notes and the proceeds from the sales of two consolidated hotels in 2020 and the sale of five consolidated hotels in 2021, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next year and beyond. Only 2% of our total outstanding debt is maturing in 2022. We are maintaining higher than historical cash levels due to the continued uncertainty surrounding COVID-19, and we intend to do so until markets stabilize and demand in the lodging industry significantly recovers. In addition, we also may take other actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extending the maturity of the Revolver and extending the waiver period for the testing of the financial covenants, placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions). In February 2022, we further amended our credit and term loan facilities, including extending the waiver period for the testing of the financial covenants, refer to “Note 17: “Subsequent Events" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, corporate general and administrative expenses, and, when resumed, dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions. Despite the effect of COVID-19 on the global economy and our business, we were able to access the debt capital markets during the past two years to complete three separate offerings of our Senior Secured Notes.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $94 million for capital expenditures at our properties, of which $72 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2019, our Board of Directors approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, which ended in February 2021. Stock repurchases were made through open market purchases, in privately negotiated transactions, or in such other manner that complied with applicable securities laws. The timing of stock repurchases and the number of shares repurchased were dependent upon prevailing market conditions and other factors. During the three months ended March 31, 2020, we repurchased 4.6 million shares of our common stock for a total purchase price of $66 million. No additional common stock was repurchased during 2020 or in the first two months of 2021 prior to the expiration of this stock repurchase program. We may make future stock repurchases, subject to the approval of a new stock repurchase program by our Board of Directors.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2021	2020	Percent Change
	(in millions)
Net cash used in operating activities	$(137)	$(438)	68.7%
Net cash provided by investing activities	394	119	231.1%
Net cash (used in) provided by financing activities	(475)	914	NM(1)

(1) Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $301 million decrease in net cash used in operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in cash from operations as a result of the increase in occupancy as our hotels continue to recover from the effects of COVID-19, partially offset by an increase in cash paid for interest of $55 million and an increase in cash paid for taxes of $8 million.

Investing Activities

The $394 million in net cash provided by investing activities for the year ended December 31, 2021 was primarily attributable to $454 million of net proceeds from the sale of five of our consolidated hotels, partially offset by $54 million in capital expenditures.

The $119 million in net cash provided by investing activities for the year ended December 31, 2020 was primarily attributable to the $207 million in net proceeds received from the sale of hotels, partially offset by $86 million in capital expenditures.

Financing Activities

The $475 million in net cash used in financing activities for the year ended December 31, 2021 was primarily attributable to $1.2 billion of debt repayments and $15 million of debt issuance costs, partially offset by the issuance of $750 million of 2029 Senior Secured Notes.

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

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, and after utilization of any NOL carryforward to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. However, as a precautionary measure in light of COVID-19, after the payment of the first quarter dividend in 2020, we suspended our quarterly dividend. In addition, except for certain exceptions described above under “—Overview,” our ability to pay dividends is restricted pursuant to our amended credit facility. As described above under Item 5: “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distribution Information,” we are currently evaluating the reinstatement of a quarterly cash distribution of $0.01 per share, subject to approval by our Board of Directors. Any such distribution and any future distributions will be at the sole discretion of our Board of Directors.

Debt

As of December 31, 2021, our total indebtedness was approximately $4.7 billion, including approximately $2.1 billion of our Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Critical Accounting Estimates

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

We did not identify any additional property and equipment and intangible assets with finite lives with indicators of impairment for which an additional 10% change in our estimates of undiscounted future cash flows or other significant assumptions would result in material impairment losses.

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

The following table sets forth the contractual maturities and the total fair values as of December 31, 2021 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2022	2023	2024	2025	2026	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt (1)	$67	$830	$85	$657	$1,562	$1,475	$4,676	$4,772
Average interest rate	4.80%	4.13%	4.49%	7.47%	4.20%	5.37%	5.03%
Variable-rate debt	$30	$—	$—	$—	$—	$—	$30	$30
Average interest rate	3.25%	—%	—%	—%	—%	—%	3.25%

(1) Excludes finance lease obligations with a carrying value of $1 million as of December 31, 2021.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive (loss) income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control ¬ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Valuation of Property and Equipment

Description of the Matter

At December 31, 2021, the Company’s property and equipment, net balance was $8,511 million and the Company recognized impairment charges totaling $5 million on property and equipment during the year ended December 31, 2021. As discussed in Note 2 of the consolidated financial statements, property and equipment is evaluated for recoverability based on expected future cash flows if there are indicators of potential impairment.

Auditing management’s assessment of potential impairment of property and equipment was complex and highly judgmental due to the significant estimation required in determining the estimated hold period, expected future cash flows, and capitalization rates for the properties subject to a recoverability test and/or a fair value measurement. In particular, the expected future cash flows are based on assumptions, including the projections of revenues and expenses based on estimated growth rates that are forward looking, could be affected by future economic and market conditions, and sensitive to capitalization rate changes.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s review process over impairment testing of property and equipment, including controls over management’s review of the significant assumptions described above.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop the expected future cash flows, if applicable, for their properties. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s strategy and other relevant factors. For example, we compared estimates of future income growth and capitalization rates used in the undiscounted cash flow models to market data. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the expected undiscounted future cash flows that would result from changes in the assumptions. We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborates and/or contradicts the Company’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Tysons, Virginia
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive (loss) income, cash flows, and equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 18, 2022

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Property and equipment, net	$8,511	$9,193
Investments in affiliates	15	14
Intangibles, net	44	45
Cash and cash equivalents	688	951
Restricted cash	75	30
Accounts receivable, net of allowance for doubtful accounts of $2 and $3	96	26
Prepaid expenses	35	39
Other assets	69	60
Operating lease right-of-use assets	210	229
TOTAL ASSETS (variable interest entities - $237 and $229)	$9,743	$10,587
LIABILITIES AND EQUITY
Liabilities
Debt	$4,672	$5,121
Accounts payable and accrued expenses	156	147
Due to hotel managers	111	88
Deferred income tax liabilities	9	10
Other liabilities	165	134
Operating lease liabilities	227	244
Total liabilities (variable interest entities - $219 and $213)	5,340	5,744
Commitments and contingencies - refer to Note 15
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 236,888,804 shares issued and 236,483,990 shares outstanding as of December 31, 2021 and 236,217,344 shares issued and 235,915,749 shares outstanding as of December 31, 2020	2	2
Additional paid-in capital	4,533	4,519
(Accumulated deficit) retained earnings	(83)	376
Accumulated other comprehensive loss	—	(4)
Total stockholders' equity	4,452	4,893
Noncontrolling interests	(49)	(50)
Total equity	4,403	4,843
TOTAL LIABILITIES AND EQUITY	$9,743	$10,587

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rooms	$870	$526	$1,764
Food and beverage	251	189	743
Ancillary hotel	190	108	260
Other	51	29	77
Total revenues	1,362	852	2,844

Operating expenses
Rooms	254	193	467
Food and beverage	208	173	518
Other departmental and support	423	359	638
Other property-level	191	258	219
Management fees	59	30	139
Impairment loss and casualty (gain) loss, net	9	696	(18)
Depreciation and amortization	281	298	264
Corporate general and administrative	62	63	62
Acquisition costs	—	10	70
Other	49	36	78
Total expenses	1,536	2,116	2,437

(Loss) gain on sales of assets, net	(5)	62	19

Operating (loss) income	(179)	(1,202)	426

Interest income	1	2	6
Interest expense	(258)	(213)	(140)
Equity in (losses) earnings from investments in affiliates	(7)	(22)	14
Other (loss) gain, net	(7)	(15)	45

(Loss) Income before income taxes	(450)	(1,450)	351
Income tax (expense) benefit	(2)	6	(35)
Net (loss) income	(452)	(1,444)	316
Net (income) loss attributable to noncontrolling interests	(7)	4	(10)
Net (loss) income attributable to stockholders	$(459)	$(1,440)	$306

Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax expense of $0, $0 and $4	$—	$4	$3
Change in fair value of interest rate swap, net of tax expense of $0	2	(5)	—
Loss from interest rate swap reclassified into earnings	2	—	—
Total other comprehensive income (loss)	4	(1)	3
Comprehensive (loss) income	(448)	(1,445)	319
Comprehensive (income) loss attributable to noncontrolling interests	(7)	4	(10)
Comprehensive (loss) income attributable to stockholders	$(455)	$(1,441)	$309
(Loss) Earnings per share:
(Loss) Earnings per share - Basic	$(1.95)	$(6.11)	$1.44
(Loss) Earnings per share - Diluted	$(1.95)	$(6.11)	$1.44

Weighted average shares outstanding - Basic	236	236	212
Weighted average shares outstanding - Diluted	236	236	213

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net (loss) income	$(452)	$(1,444)	$316
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	281	298	264
Loss (gain) on sales of assets, net	5	(62)	(19)
Impairment loss and casualty (gain) loss, net	9	696	(18)
Equity in losses (earnings) from investments in affiliates	7	22	(14)
Other loss (gain), net	7	15	(45)
Share-based compensation expense	19	20	16
Amortization of deferred financing costs	12	9	5
Distributions from unconsolidated affiliates	—	5	22
Deferred income taxes	(1)	(30)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(70)	152	(3)
Prepaid expenses	4	44	6
Other assets	(12)	(22)	(20)
Accounts payable and accrued expenses	—	(51)	(28)
Due to hotel managers	23	(71)	7
Other liabilities	27	(21)	10
Other	4	2	(5)
Net cash (used in) provided by operating activities	(137)	(438)	499
Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	—	(914)
Capital expenditures for property and equipment	(54)	(86)	(240)
Proceeds from asset dispositions, net	454	207	429
Proceeds from the sale of investments in affiliates, net	—	1	51
Insurance proceeds for property damage claims	4	1	39
Contributions to unconsolidated affiliates	(6)	(4)	—
Purchase of investment security, net	(4)	—	—
Net cash provided by (used in) investing activities	394	119	(635)
Financing Activities:
Proceeds from issuance of Senior Secured Notes	750	1,376	—
Borrowings from credit facilities	—	1,000	850
Repayments of credit facilities	(1,193)	(1,099)	(232)
Proceeds from the issuance of mortgage debt	14	—	—
Repayments of mortgage debt	(20)	(6)	—
Debt issuance costs	(15)	(39)	(11)
Dividends paid	—	(241)	(494)
Distributions to noncontrolling interests, net	(6)	(1)	(9)
Tax withholdings on share-based compensation	(5)	(10)	(7)
Repurchase of common stock	—	(66)	—
Net cash (used in) provided by financing activities	(475)	914	97
Net (decrease) increase in cash and cash equivalents and restricted cash	(218)	595	(39)
Cash and cash equivalents and restricted cash, beginning of period	981	386	425
Cash and cash equivalents and restricted cash, end of period	$763	$981	$386

For supplemental disclosures, refer to Note 16: “Supplemental Disclosures of Cash Flow Information”

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests	Total
Balance as of December 31, 2018	201	$2	$3,589	$2,047	$(6)	$(46)	$5,586
Issuance of common stock	38	—	978	—	—	—	978
Share-based compensation, net	—	—	8	—	—	—	8
Net income	—	—	—	306	—	10	316
Other comprehensive income	—	—	—	—	3	—	3
Dividends and dividend equivalents(1)	—	—	—	(423)	—	—	(423)
Distributions to noncontrolling interests	—	—	—	—	—	(9)	(9)
Cumulative effect of change in accounting principle	—	—	—	(8)	—	—	(8)
Balance as of December 31, 2019	239	2	4,575	1,922	(3)	(45)	6,451
Share-based compensation, net	1	—	10	—	—	—	10
Net loss	—	—	—	(1,440)	—	(4)	(1,444)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	236	2	4,519	376	(4)	(50)	4,843
Share-based compensation, net	—	—	14	—	—	—	14
Net (loss) income	—	—	—	(459)	—	7	(452)
Other comprehensive income	—	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$—	$(49)	$4,403

(1) Dividends declared per common share were $1.90 and $0.45 for the years ended December 31, 2019 and December 31, 2020, respectively.

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Recent Events

Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or "Parent") completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company.

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

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the sole general partner and a limited partner of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a limited partner. In the future, we may from time-to-time issue limited partnership units ("OP Units") through our Operating Company in connection with acquiring hotels, financing, compensation or other purposes. As of December 31, 2021, Park Parent and PK Domestic REIT Inc. collectively owned 100% of the limited partnership interests of our Operating Company.

COVID-19 Update

The novel strain of coronavirus and the disease it causes (“COVID-19”) has had and continues to have a significant effect on the hospitality industry and our business. The effects of COVID-19, including government restrictions such as mandated closings of non-essential businesses and travel restrictions, have severely reduced overall lodging demand. Beginning in March 2020, we experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. The increase in vaccination rates across the country and the easing or removal of government restrictions, quarantining and “social distancing” mandates have resulted in increased travel and hospitality spending beginning in the second quarter of 2021. However, the seasonal decline in leisure travel following the holiday season and the delay in return of business travel, coupled with concerns over the spread of the Omicron variant, have reduced near-term demand.

We and our hotel managers have taken various actions to mitigate the effects of COVID-19, including temporarily suspending operations at certain of our hotels beginning in March 2020, limiting capacity at our open hotels, deferring approximately $150 million of capital expenditures planned for 2020, reducing capital expenditures for maintenance projects to approximately $44 million for 2021, suspending our dividend after the first quarter of 2020, and, as a precautionary measure to increase liquidity and preserve financial flexibility, drawing on our revolving credit facility (“Revolver”) and completing three corporate bond offerings totaling $2.1 billion in 2020 and 2021. We have since commenced a phased reopening of all except two of our hotels as restrictions are removed and demand returns. The timing of fully reopening our two remaining suspended hotels will depend primarily on government restrictions imposed or re-imposed, recommendations of health officials and market demand.

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

Assets Held for Sale

We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net (loss) income in subsequent periods as any relevant conditions requiring deferral are satisfied.

Investments in Affiliates

The consolidated financial statements include entities in which we have a controlling financial interest, including VIEs where we are the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. References in these financial statements to net (loss) income attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.

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

We had two reporting units, consolidated and unconsolidated hotels, to which goodwill has been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of its predecessor’s merger with an affiliate of The Blackstone Group L.P. (“Blackstone Merger”). Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Blackstone Merger. We reviewed the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value, as determined by us. The valuation was based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020 included within impairment and casualty loss, net in our consolidated statements of comprehensive (loss) income.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

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

We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price. If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheet. Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2021 and 2020 was $87 million and $46 million, respectively, and are generally recognized as revenue within a one-year period. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive (loss) income.

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

Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 related to our REIT activities other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on

January 4, 2017). We were subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off, which ended in January 2022. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

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

Note 3: Dispositions and Acquisitions

Dispositions

During the year ended December 31, 2021, we sold the five consolidated hotels listed in the table below, received total gross proceeds of approximately $477 million and recognized a net $5 million loss due to selling costs, which is included in (loss) gain on sales of assets, net in our consolidated statements of comprehensive (loss) income. In addition, we recognized a $5 million impairment loss from the classification of the Hotel Adagio, Autograph Collection, as held for sale at June 30, 2021, as the selling costs reduced the gross proceeds to less than the net book value of the property, which is included in impairment and casualty loss, net in our consolidated statements of comprehensive (loss) income.

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

In February 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $63 million on these hotels, which is included in (loss) gain on sales of assets, net in our consolidated statements of comprehensive (loss) income. Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

During the year ended December 31, 2019, we sold seven consolidated hotels listed in the table below, received total gross proceeds of $436 million and recognized a total gain, net of selling costs, of $19 million on these hotels which is included in (loss) gain on sales of assets, net in our consolidated statements of comprehensive (loss) income.

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

(1) Sold as a portfolio in the same transaction.

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

Acquisitions

Merger with Chesapeake

For the year ended December 31, 2020, we incurred an additional $9 million in acquisition costs in connection with the Merger, primarily related to transfer taxes based on new information received during 2020. For the year ended December 31, 2019, we incurred $70 million in acquisition costs in connection with the Merger primarily related to severance, transfer tax and fees for financial advisors, legal, accounting, tax and other professional services. The Merger-related costs noted above are included in acquisition costs in our consolidated statements of comprehensive (loss) income.

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

For the year ended December 31, 2019
(unaudited)	(in millions)
Total revenues	$3,250
Operating income	504
Net income	359

From the date of the Merger through December 31, 2019, we recognized $156 million of total revenues, $20 million of operating income and $16 million of net income related to the hotels acquired in connection with the Merger.

Note 4: Property and Equipment

Property and equipment were:

	December 31,
	2021	2020
	(in millions)
Land	$3,333	$3,429
Buildings and leasehold improvements	6,606	6,951
Furniture and equipment	1,005	1,042
Construction-in-progress	82	52
	11,026	11,474
Accumulated depreciation and amortization	(2,515)	(2,281)
	$8,511	$9,193

Depreciation of property and equipment was $281 million, $297 million and $262 million during the years ended December 31, 2021, 2020 and 2019, respectively.

For the year ended December 31, 2021, we recognized $5 million of impairment losses related to one of our hotels, which was classified as held for sale as of June 30, 2021, and subsequently sold in July 2021, as the estimated selling costs were expected to reduce the gross proceeds below the net book value of the property.

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

During the year ended December 31, 2019, we recognized $70 million of insurance recoveries, of which $39 million related to property damage, $28 million related to business interruption, and $3 million related to expense reimbursements. Business interruption proceeds are included within ancillary hotel revenue in our consolidated statements of comprehensive (loss) income. Additionally, we recognized a net gain of $18 million within impairment and casualty loss, net in our consolidated statements of comprehensive (loss) income, which includes a gain of $27 million for amounts recovered from insurance in excess of the insurance receivable and a loss of $9 million relating to property damage at certain of our hotels that we may not recover from insurers.

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

	December 31,
	2021	2020
	(in millions)
Property and equipment, net	$209	$216
Cash and cash equivalents	18	8
Restricted cash	6	2
Accounts receivable, net	3	1
Prepaid expenses	1	1
Other assets	—	1
Debt	208	207
Accounts payable and accrued expenses	7	5
Due to hotel managers	1	—
Other liabilities	3	1

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2021	2020
		(in millions)
Hilton San Diego Bayfront	25%	11	11
All others (5 and 6 hotels)(1)	20% - 50%	4	3
		$15	$14

(1) The ground lease for the Embassy Suites Secaucus Meadowlands expired on October 31, 2021 and the property was turned over to the ground lessor on that date.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $943 million as of December 31, 2021 and 2020, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Goodwill and Intangibles

Due to the effects of COVID-19, we assessed goodwill for impairment during the first quarter of 2020. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value. As a result, we fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020. Refer to Note 8: “Fair Value Measurements” for additional information.

Intangible assets were:

	December 31,
	2021	2020
	(in millions)
Air rights contract	45	45
Other	8	8
Accumulated amortization	(9)	(8)
	$44	$45

As of December 31, 2021, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2022	$1
2023	1
2024	1
2025	1
2026	1
Thereafter	39
$44

Note 7: Debt

Debt balances and associated interest rates as of December 31, 2021 were:

			Principal balance as of
	Interest Rate at December 31, 2021	Maturity Date	December 31, 2021	December 31, 2020
			(in millions)
SF Mortgage Loan	4.11%	November 2023	$725	$725
HHV Mortgage Loan	4.20%	November 2026	1,275	1,275
Other mortgage loans	Average rate of 4.21%	2022 to 2026(1)(2)	503	509
2019 Term Facility(3)	L + 2.65%	August 2024	78	670
Revolver(3)	L + 3.00%	2021 to 2023(4)	—	601
2025 Senior Secured Notes	7.50%	June 2025	650	650
2028 Senior Secured Notes	5.88%	October 2028	725	725
2029 Senior Secured Notes	4.88%	May 2029	750	—
Finance lease obligations	3.07%	2021 to 2022	—	1
			4,706	5,156
Add: unamortized premium			4	3
Less: unamortized deferred financing costs and discount			(38)	(38)
			$4,672	$5,121

(1) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender beginning August 2022.

(2) In November 2021, we modified the $75 million mortgage loan secured by the W Chicago City Center to require interest only payments until its maturity date.

(3) In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points.

(4) In September 2020, we increased our aggregate commitments under the Revolver by $75 million to $1.075 billion and extended the maturity date with respect to $901 million of the aggregate commitments for two years to December 2023, including all $75 million of the increased Revolver commitments. The maturity date for the remaining $174 million of commitments under the Revolver was December 2021.

Mortgage Loans

In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV Mortgage Loan”). Both the SF Mortgage Loan and the HHV Mortgage Loan bear interest at a fixed-rate and require interest-only payments through their respective maturity dates. The SF Mortgage Loan is currently able to be partially or fully repaid, without penalty, and the HHV Mortgage Loan may be partially or fully prepaid, subject to prepayment penalties.

Our mortgage loans, which are associated with our three consolidated VIEs and mortgage loans acquired through the Merger, bear interest at either a fixed-rate or variable rate. Our mortgage loans associated with our VIEs require interest-only loan payments through their respective maturity dates and most of the mortgage loans associated with the Merger require payments of principal and interest on a monthly basis.

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2021 and December 31, 2020, our consolidated balance sheets included $60 million and $10 million of restricted cash, respectively, related to our mortgage loans. We currently have higher than historical balances in restricted cash due to certain of our mortgage loans that require deposits of excess cash with the lender when certain financial ratios are not met, which occurred during the period as a result of the effect from COVID-19 on operating results at the associated hotels.

Credit Facilities

2016 Term Loan and Revolver

In December 2016, we entered into a credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility included a $1 billion revolving credit facility ("Revolver), which was increased to $1.075 billion in September 2020, and a term loan due December 2021 ("2016 Term Loan"), which was fully repaid in September 2020. The Revolver and 2016 Term Loan borrowings bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage. The Credit Agreement also contains certain financial covenants including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio. Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount.

In March 2020, we fully drew down our $1 billion Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in connection with the economic effect of COVID-19. We subsequently repaid the Revolver in full using proceeds from: i) the issuance of $2.1 billion of senior secured notes, ii) the sales of consolidated hotels and iii) existing cash. We also used proceeds from the issuance of the $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”) to repay all of the amounts outstanding under our 2016 Term Loan.

In May 2020, in order to maintain compliance under our credit and term loan facilities in future quarters, we amended our credit and term loan facilities to suspend compliance with all existing financial covenants tested through and including March 31, 2021 and to adjust the levels of particular financial covenants after such period. In September 2020, we further amended our Revolver and our unsecured delayed draw term loan facility (“2019 Term Facility”), as discussed in more detail below, to extend the waiver period for the testing of the financial covenants to the date the financial statements are delivered for the quarter ended March 31, 2022. As part of the amendment process, we (i) increased commitments under the Revolver by $75 million to $1.075 billion and extended the maturity date with respect to $901 million of the aggregate commitments for two years to December 2023, including all $75 million of the increased Revolver commitments, (ii) extended the temporary periods for which certain financial covenants are adjusted once quarterly testing of financial covenants resumes, (iii) increased the mandatory repayment carve out for equity issuances from $500 million to $1 billion, so long as proceeds from the issuances are used for capital expenditures and hotel acquisitions that become part of the unencumbered pool, (iv) maintained the existing guarantees by certain Park-affiliated entities until repayment of the Revolver and 2019 Term Facility and existing pledges of equity interests in Park-affiliated entities owning certain unencumbered assets during the extended waiver period and until the ratio of net debt to EBITDA falls below 6.50x for two consecutive quarters, (v) extended the minimum liquidity covenant through December 2022, (vi) obtained the ability to pay a $0.01 per share per fiscal quarter dividend during the extended waiver period and (vii) modified certain restrictions and covenants for the duration of the extended waiver period, including certain mandatory prepayments. The September 2020 amendment also contained limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability of the Park Parent to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions). In February 2022, we further amended our credit and term loan facilities, including extending the waiver period for the testing of the financial covenants, refer to “Note 17: “Subsequent Events" for additional information.

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

Borrowings from the 2019 Term Facility bear interest at variable rates at our option, based upon either a base rate or LIBOR rate, plus an applicable margin based on our leverage ratio. Beginning in August 2019, we accrued an unused commitment fee equal to 0.25% per annum of the undrawn portion of the 2019 Term Facility, which was paid on September 18, 2019 when the 2019 Term Facility was fully drawn. Additionally, we incurred upfront financing fees of $9 million associated with the 2019 Term Facility, of which $3 million was expensed in connection with the terminated commitments and the $180 million prepayment in December 2019. During the year ended December 31, 2021, we repaid $592 million of the 2019 Term Facility using proceeds from the issuance of $750 million of senior secured notes due 2029 (“2029 Senior Secured Notes) and from the sales of consolidated hotels during 2021.

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

In connection with the Merger, we assumed an interest rate swap from Chesapeake, which is designated as a cash flow hedge, to hedge the interest rate risk on a portion of the 2019 Term Facility. The interest rate swap requires us to pay fixed interest of 1.86% per annum maturing on April 21, 2022 on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR. In September 2021, following partial repayments of the 2019 Term Facility, we partially terminated the swap to reduce the notional amount to $78 million, the current outstanding balance of the 2019 Term Facility, and removed the designation of the swap as a cash flow hedge.

Senior Secured Notes

2025 Senior Secured Notes

In May 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of senior secured notes due 2025 ("2025 Senior Secured Notes"). We used $219 million of the net proceeds to partially repay the Revolver, $69 million to partially repay the 2016 Term Loan and the remainder was used for general corporate purposes. The 2025 Senior Secured Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The 2025 Senior Secured Notes will mature on June 1, 2025. We capitalized $13 million of issuance costs during the year ended December 31, 2020.

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

2029 Senior Secured Notes

In May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of 2029 Senior Secured Notes. Net proceeds were used to repay $564 million of our outstanding balance under the Revolver, which may be redrawn, and $173 million of the 2019 Term Facility. The 2029 Senior Secured Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2021. The 2029 Senior Secured Notes will mature on May 15, 2029. We capitalized $13 million of issuance costs during the year ended December 31, 2021.

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

Indentures

The 2025 Senior Secured Notes, 2028 Senior Secured Notes and 2029 Senior Secured Notes (collectively, the “Senior Secured Notes”) are guaranteed by us and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facilities. The guarantees are full and unconditional and joint and several. The Senior Secured Notes are secured, subject to permitted liens, by a first priority security interest in all of the capital stock of certain wholly-owned subsidiaries of certain of the guarantors and

PK Domestic, which collateral also secures the obligations under our credit and term loan facilities on a first priority basis. The indentures governing the Senior Secured Notes contain customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that we believe is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100 million, plus 95% of our cumulative Funds From Operations (as defined in the indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indentures require our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2021 were:

Year	(in millions)
2022	$97
2023	830
2024	85
2025	657
2026	1,562
Thereafter(1)	1,475
$4,706

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2021		December 31, 2020
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$733	$725	$708
HHV Mortgage Loan	3	1,275	1,282	1,275	1,195
2019 Term Facility	3	78	76	670	661
Revolver	3	—	—	601	596
2025 Senior Secured Notes	1	650	688	650	705
2028 Senior Secured Notes	1	725	761	725	774
2029 Senior Secured Notes	1	750	771	—	—
Other mortgage loans	3	503	491	509	480

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

The future minimum rent payments under our current leases, due in each of the next five years and thereafter as of December 31, 2021, were:

Operating Leases
Year	(in millions)
2022	$29
2023	24
2024	24
2025	24
2026	14
Thereafter	327
Total minimum rent payments	442
Less: imputed interest	215
Total operating lease liabilities	$227

As of December 31, 2021 and 2020, the weighted average remaining operating lease term was 26.9 years and 26.5 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities was 5.3% for both periods.

The components of rent expense, which are primarily included in other property-level expenses in our consolidated statements of comprehensive (loss) income, as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(in millions)
Operating lease expense	$29	$30	$30
Variable lease expense	4	2	13
Operating cash flows for operating leases	30	28	36
Right-of-use assets obtained in exchange for lease obligations(1)	—	—	278

(1) For the year ended December 31, 2019, balance represents right-of-use assets recognized upon adoption of ASC 842, Leases, on January 1, 2019, and right-of-use assets assumed in connection with the Merger.

Note 10: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 related to our REIT activities other than taxes related to our built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

We were subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off, which expired on January 3, 2022. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 and included several tax provisions that may affect us and our subsidiaries, including:

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

Our tax provision includes U.S. federal, state and foreign income taxes payable. The domestic and foreign components of (loss) income before income taxes were:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S. (loss) income before tax	$(450)	$(1,449)	$350
Foreign (loss) income before tax	—	(1)	1
(Loss) income before income taxes	$(450)	$(1,450)	$351

The components of our provision (benefit) for income taxes were:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Current:
U.S. Federal	$5	$1	$16
State	(2)	3	3
Foreign	—	20	11
Total current	3	24	30
Deferred:
U.S. Federal	(1)	(29)	3
Foreign	—	(1)	2
Total deferred	(1)	(30)	5
Total provision (benefit) for income taxes	$2	$(6)	$35

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Statutory U.S. federal income tax (benefit) provision	$(94)	$(306)	$74
State income taxes, net of U.S. federal tax benefit	—	1	2
Foreign income tax expense, net	—	19	13
Change in deferred tax asset valuation allowance	(22)	71	2
Tax rate change	—	(7)	—
REIT income not subject to tax	116	221	(69)
Derecognition and remeasurement of deferred taxes	(1)	(35)	13
Recognized built-in gain tax	—	29	—
Other	3	1	—
Provision (benefit) for income taxes	$2	$(6)	$35

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2021	2020
	(in millions)
Deferred income tax assets(1)	$1	$1
Deferred income tax liabilities	(9)	(10)
Net deferred tax liability	$(8)	$(9)

(1) Included within other assets in our consolidated balance sheets, net of valuation allowance.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$51	$74
Deferred income	5	5
Accrued compensation	2	1
Other	7	6
Total gross deferred tax assets	65	86
Less: valuation allowance	(55)	(77)
Deferred tax assets	10	9
Deferred tax liabilities:
Property and equipment	(4)	(4)
Investments	(9)	(10)
Accrued compensation	(5)	(4)
Deferred tax liabilities	(18)	(18)
Net deferred tax liability	$(8)	$(9)

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of approximately $2 billion, which resulted in deferred tax assets of $51 million. Our U.S. federal and state net operating loss carryforwards of approximately $984 million and $1.1 billion begin to expire in 2038 and 2025, respectively.

For periods ended prior to January 4, 2017, Hilton filed income tax returns for us, with U.S. federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in U.S. federal, state, local, and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. Hilton is no longer subject to U.S. federal income tax examination for years through 2004. As of December 31, 2021, Hilton remains subject to U.S. federal examinations from 2005 through 2017, state examinations from 2005 through 2017 and foreign examinations of their income tax returns for the years 1996 through 2017. We will be subject to U.S. federal, state and foreign examinations for periods ending after January 4, 2017.

For U.S. federal income tax purposes, we made no cash distributions to our stockholders in 2021. The cash distributions to stockholders in 2020 are characterized as follows:

Year Ended December 31,
2020
Common distributions (per share):
Ordinary dividends	$0.244571
Capital gain distributions(1)	0.205429

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

Note 11: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2021, 2,914,000 shares of common stock remain available for future issuance. As amended and approved by our stockholders in April 2021, the 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of December 31, 2021, 491,394 shares of common stock remain available for future issuance. For the years ended December 31, 2021, 2020 and 2019, we recognized $19 million, $20 million and $16 million of share-based compensation expense, respectively. As of December 31, 2021, unrecognized compensation expense was $18 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2021, 2020 and 2019 was $18 million, $27 million and $21 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	585,106	$26.89
Granted	302,506	31.24
Vested	(312,462)	26.99
Forfeited	(17,905)	29.58
Unvested at December 31, 2019	557,245	29.10
Granted	672,689	18.18
Vested	(333,685)	25.67
Forfeited	(61,991)	28.97
Unvested at December 31, 2020	834,258	21.68
Granted	434,486	20.52
Vested	(456,357)	19.08
Forfeited	(23,065)	22.45
Unvested at December 31, 2021	789,322	$22.52

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of December 31, 2021, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the years ended December 31, 2021, 2020 and 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	537,936	$31.16
Granted	314,858	34.28
Vested	(277,325)	31.25
Forfeited	(672)	42.05
Unvested at December 31, 2019	574,797	32.82
Granted	1,641,117	14.39
Vested	(973,891)	20.00
Forfeited	(163,468)	17.34
Unvested at December 31, 2020	1,078,555	18.70
Granted	327,416	27.16
Vested	(428,255)	16.33
Forfeited	(5,642)	20.29
Unvested at December 31, 2021	972,074	$22.59

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility(1)	60.0%	22.0% - 65.0%	19.5% - 21.5%
Dividend yield(2)	—	—	—
Risk-free rate	0.2% - 0.3%	0.3% - 1.5%	1.8% - 2.4%
Expected term	3 years	1 - 4 years	3 years

(1) The weighted average expected volatility for the years ended December 31, 2021, 2020 and 2019 was 60.0%, 46.2% and 20.5%, respectively.

(2) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(459)	$(1,440)	$306
Earnings attributable to participating securities	—	—	(1)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(459)	$(1,440)	$305
Denominator:
Weighted average shares outstanding – basic	236	236	212
Unvested restricted shares	—	—	1
Weighted average shares outstanding – diluted	236	236	213

(Loss) Earnings per share - Basic(1)	$(1.95)	$(6.11)	$1.44
(Loss) Earnings per share - Diluted(1)	$(1.95)	$(6.11)	$1.44

(1) Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2021, 2020 and 2019 because their effect would have been anti-dilutive.

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

Our management agreements have initial terms ranging from 5 to 30 years and allow for one or more renewal periods. Assuming all renewal periods are exercised by our hotel managers, the total term of our management agreements range from 5 to 70 years.

We also have franchise agreements for 9 hotels. The franchise agreements have an initial term of 13 to 20 years and cannot be extended without the franchisor’s consent.

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $26 million, $15 million and $53 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive (loss) income.

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $55 million, $57 million and $133 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive (loss) income based upon the nature of services provided by such employees.

Note 14: Geographic and Business Segment Information

As of December 31, 2021, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;
•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net loss to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Total consolidated hotel revenue	$1,311	$823	$2,767
Other revenues	51	29	77
Total revenues	$1,362	$852	$2,844

Net (loss) income	$(452)	$(1,444)	$316
Other revenues	(51)	(29)	(77)
Impairment loss and casualty (gain) loss, net	9	696	(18)
Depreciation and amortization expense	281	298	264
Corporate general and administrative expense(1)	62	61	61
Acquisition costs	—	10	70
Other operating expenses	49	36	78
Loss (gain) on sales of assets, net	5	(62)	(19)
Interest income	(1)	(2)	(6)
Interest expense	258	213	140
Equity in losses (earnings) from investments in affiliates	7	22	(14)
Income tax expense (benefit)	2	(6)	35
Other loss (gain), net	7	15	(45)
Severance expense	—	33	2
Other items	1	12	15
Hotel Adjusted EBITDA	$177	$(147)	$802

(1) Excludes severance expense.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	December 31,
	2021	2020
	(in millions)
Consolidated hotels	$9,724	$10,568
All other	19	19
Total assets	$9,743	$10,587

The following table presents total revenues and property and equipment, net for each of the geographical areas in which we operate:

	As of and for the Year Ended December 31,
	2021		2020		2019
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net(1)
	(in millions)
United States(2)	$1,362	$8,511	$849	$9,193	$2,804	$9,594
All other	—	—	3	—	40	—
	$1,362	$8,511	$852	$9,193	$2,844	$9,594

(1) Excludes $62 million of property and equipment, net classified as held for sale as of December 31, 2019.

(2) Includes revenues of $2 million and $11 million for the years ended December 31, 2020 and 2019 from our laundry operations, which was not part of our segment and was permanently closed as of December 31, 2020. Also includes property and equipment, net of $2 million, $2 million and $5 million as of December 31, 2021, 2020 and 2019, respectively, from our laundry operations.

Note 15: Commitments and Contingencies

As of December 31, 2021, we had outstanding commitments under third-party contracts of approximately $94 million for capital expenditures at our properties, of which $72 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of December 31, 2021 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of the deposit required by the ATO of Hilton to further defend against the claim and for certain out-of-pocket expenses incurred by Hilton. This amount could change as the litigation of the ATO’s claim progresses.

Note 16: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2021, 2020 and 2019, was $242 million, $187 million and $135 million, respectively.

We paid $31 million, $23 million and $15 million in income taxes during the years ended December 31, 2021, 2020 and 2019, respectively.

Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $11 million, $6 million, and $26 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Note 17: Subsequent Events

In February 2022, we amended our credit and term loan facilities to extend the waiver period for the testing of the financial covenants to the date the financial statements are delivered for the quarter ended September 30, 2022 (except for the minimum fixed charge coverage ratio, which waiver period for such covenant will end as of the date the financial statements are delivered for the quarter ended June 30, 2022), in each case, unless Park elects an earlier date, and to adjust the required ratio levels of particular financial covenants after such waiver periods. As part of the amendment process, we (i) extended the temporary periods for which calculation of certain financial covenants are annualized once quarterly testing of financial covenants resumes, (ii) extended the minimum liquidity covenant of $200 million through March 2023, (iii) obtained the ability to repurchase up to $250 million of shares as long as the Revolver balance is $0, (iv) increased the amount of non-recourse debt allowed to be incurred during the waiver period to $500 million from $350 million, (v) obtained the ability during the waiver period to voluntarily prepay certain debt maturing in 2022 and 2023, (vi) removed the limitation applied during the waiver period on capital expenditures within the portfolio, (vii) increased the ability during the waiver period to acquire investments to $1 billion from $200 million, with an option to expand to $1.5 billion with a corresponding increase of the minimum liquidity covenant to $300 million, and (viii) removed any restrictions on asset sales that applied during the waiver period. In addition, we amended the mandatory prepayment requirements that apply during the waiver period to, among other things, only require mandatory repayments from specified events if and to the extent the Revolver balance exceeds $600 million (and no prepayment of the 2019 Term Facility being required).

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2021

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—		$38	$56	$7	$85	$40	$111	$35	$186	$(42)	1949	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—		—	—	2	6	—	3	5	8	(6)	1985	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30		14	58	3	19	13	63	18	94	(35)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego—Mission Valley	—		—	—	2	17	—	10	9	19	(13)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel San Jose	—		15	67	5	26	16	81	16	113	(42)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Seattle Airport	—		—	—	11	27	—	11	27	38	(31)	1969	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—		—	—	4	11	—	6	9	15	(11)	1977	10/24/2007	3 - 40 years
Embassy Suites Austin Downtown South Congress	—		—	45	2	18	—	57	8	65	(35)	1983	10/24/2007	3 - 40 years
Embassy Suites Phoenix—Airport	—		—	15	1	(16)	—	—	—	—	—	1986	10/24/2007	3 - 40 years
Hampton Inn & Suites Memphis—Shady Grove	—		1	13	2	4	1	15	4	20	(9)	1999	10/24/2007	3 - 40 years
Hilton Boston Logan Airport	—		—	108	6	30	—	129	15	144	(50)	1999	10/24/2007	3 - 40 years
Hilton Chicago	—		69	233	12	158	69	354	49	472	(159)	1927	10/24/2007	3 - 40 years
Hilton Garden Inn LAX/El Segundo	—		13	14	2	4	13	16	4	33	(10)	2000	10/24/2007	3 - 40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275		925	807	17	358	963	1,050	94	2,107	(476)	1961	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—		50	82	3	(14)	23	55	43	121	(66)	1987	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—		89	217	3	90	90	262	47	399	(132)	1977	10/24/2007	3 - 40 years
Hilton Oakland Airport	—		—	13	3	2	—	10	8	18	(11)	1970	10/24/2007	3 - 40 years
Hilton Salt Lake City Center	—		—	—	10	19	—	8	21	29	(23)	2002	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	725	(2)	113	232	16	133	113	339	42	494	(144)	1964	10/24/2007	3 - 40 years
Hilton Santa Barbara Beachfront Resort	165		71	50	2	38	71	72	18	161	(37)	1986	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—		—	70	3	15	—	80	8	88	(39)	1961	10/24/2007	3 - 40 years
Hilton Short Hills	—		59	54	3	(92)	13	10	1	24	(1)	1988	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—		160	340	25	(72)	106	288	59	453	(160)	1988	10/24/2007	3 - 40 years
New York Hilton Midtown	—		1,096	542	13	133	1,043	653	88	1,784	(279)	1963	10/24/2007	3 - 40 years
DoubleTree Hotel Washington DC—Crystal City	—		43	95	2	49	43	127	19	189	(64)	1982	12/14/2007	3 - 40 years
Hilton Miami Airport	—		64	36	3	37	64	60	16	140	(38)	1984	12/14/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	14		3	24	2	11	3	30	7	40	(14)	1986	1/1/2010	3 - 40 years
Hilton Orlando Lake Buena Vista	—		—	137	10	39	—	156	30	186	(68)	1983	8/30/2010	3 - 40 years
Hilton Garden Inn Chicago/Oak Brook	—		1	6	2	2	1	7	3	11	(4)	1999	8/5/2011	3 - 40 years
Hilton Suites Chicago/Oak Brook	—		1	10	4	4	1	12	6	19	(9)	1988	8/5/2011	3 - 40 years
Embassy Suites Kansas City—Plaza	—		—	26	1	4	—	28	3	31	(19)	1973	7/25/2014	3 - 40 years
Signia by Hilton Orlando Bonnet Creek	—		15	377	31	48	18	421	32	471	(81)	2009	2/12/2015	3 - 40 years

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2021

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Parc 55 San Francisco - A Hilton Hotel	$—	(2)	$175	$315	$32	$16	$175	$325	$38	$538	$(91)	1984	2/12/2015	3 - 40 years
Waldorf Astoria Orlando	—		34	274	29	9	34	275	37	346	(88)	2009	2/12/2015	3 - 40 years
Casa Marina, A Waldorf Astoria Resort	—		164	174	9	6	164	177	12	353	(42)	1920	2/17/2015	3 - 40 years
The Reach Key West, Curio Collection	—		57	67	3	18	57	79	9	145	(16)	1970	2/17/2015	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—		40	64	8	3	40	64	11	115	(21)	1973	6/2/2015	3 - 40 years
Boston Marriott Newton	—		24	74	15	—	24	74	15	113	(11)	1969	9/18/2019	3 - 40 years
Hilton Checkers Los Angeles	26		19	44	7	2	19	46	7	72	(5)	1927	9/18/2019	3 - 40 years
Hilton Denver City Center	58		14	163	21	—	14	163	21	198	(17)	1982	9/18/2019	3 - 40 years
Homewood Suites by Hilton Seattle Convention Center Pike Street	—		5	75	7	—	5	75	7	87	(7)	1990	9/18/2019	3 - 40 years
Hyatt Centric Fisherman’s Wharf	—		33	122	11	1	33	123	11	167	(15)	1990	9/18/2019	3 - 40 years
Hyatt Regency Boston	135		—	177	14	—	—	177	14	191	(20)	1985	9/18/2019	3 - 40 years
Hyatt Regency Mission Bay Spa and Marina	—		5	118	15	1	5	119	15	139	(14)	1961	9/18/2019	3 - 40 years
JW Marriott San Francisco Union Square	—		—	191	13	1	—	192	13	205	(16)	1987	9/18/2019	3 - 40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—		16	139	12	3	16	141	13	170	(14)	1926	9/18/2019	3 - 40 years
W Chicago – City Center	75		20	76	14	—	20	76	14	110	(9)	1928	9/18/2019	3 - 40 years
W Chicago – Lakeshore	—		22	58	8	1	22	58	9	89	(10)	1965	9/18/2019	3 - 40 years
Total	$2,503		$3,468	$5,858	$430	$1,254	$3,332	$6,688	$990	$11,010	$(2,504)

(1) On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. following the completion of the Blackstone Merger.

(2) Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2021

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of period	$11,376	$11,566	$9,921
Additions during period:
Acquisitions	—	—	2,220
Capital expenditures	62	66	248
Transfer to real estate assets (1)	83	—	—
Deductions during period:
Transfers to assets held for sale	—	—	(86)
Dispositions, including casualty losses and impairment loss on planned dispositions	(511)	(250)	(734)
Foreign exchange effect	—	(6)	(3)
Balance at end of period	$11,010	$11,376	$11,566

(1) During 2021, management of the Select Hotels was transitioned to a third-party hotel management company.

(B) The change in accumulated depreciation for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of period	$2,241	$2,038	$2,011
Additions during period:
Depreciation expense	280	294	256
Transfer to real estate assets (1)	30	—	—
Deductions during period:
Transfers to assets held for sale	—	—	(24)
Dispositions, including casualty losses	(47)	(89)	(206)
Foreign exchange effect	—	(2)	1
Balance at end of period	$2,504	$2,241	$2,038

(1) During 2021, management of the Select Hotels was transitioned to a third-party hotel management company.

(C) The aggregate cost of real estate for U.S. federal income tax purposes is approximately $6.288 billion as of December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 9B. Other Information.

On February 16, 2022, Mr. Gordon M. Bethune informed the Board of Directors of the Company that he will not stand for re-election to the Board of Directors at the Company’s 2022 annual stockholder meeting (the “2022 Annual Meeting”). Mr. Bethune will continue to serve as a member of the Board of Directors until his current term as a director expires at the commencement of the 2022 Annual Meeting. Mr. Bethune’s decision to not stand for re-election to the Board of Directors was not a result of any disagreement with the Company on any matter relating to the Company or its operations, policies or practices.

The Company thanks Mr. Bethune for his years of exceptional service on the Board of Directors and his invaluable dedication, leadership and guidance contributing to the growth of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2019).

4.1	Description of Park Hotels & Resorts Inc. Common Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 10-K, filed on February 26, 2021).

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

4.4

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

10.10	Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.11	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.12	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.13	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.14	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.15	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†

10.16	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.17	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.18

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 28, 2019). †

10.19

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

10.24

Fourth Amendment to Credit Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 14, 2020).

10.25

Fifth Amendment to Credit Agreement, dated as of February 16, 2022, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 17, 2022).

10.26

Delayed Draw Term Loan Agreement, dated as of August 28, 2019, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 4, 2019).

10.27

First Amendment to Delayed Draw Loan Agreement, dated as of May 8, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 8, 2020).

10.28

Second Amendment to Delayed Draw Loan Agreement, dated as of September 14, 2020, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 14, 2020).

10.29

Third Amendment to Delayed Draw Loan Agreement, dated as of February 16, 2022, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 17, 2022).

10.30	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.31	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020).†

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

10.34

Separation Agreement and Release, by and between Matthew A. Sparks and Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q, filed on May 11, 2020).

10.35

Increasing Lender Supplement, dated as of September 14, 2020, among Park Intermediate Holdings LLC, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on September 14, 2020).

10.36	Form of CEO PSU Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.37	Form of Executive PSU Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.38

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

Park Hotels & Resorts Inc.

Date: February 18, 2022	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2022
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2022
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2022
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 18, 2022
Patricia M. Bedient

/s/ Gordon M. Bethune	Director	February 18, 2022
Gordon M. Bethune

/s/ Thomas D. Eckert	Director	February 18, 2022
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 18, 2022
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 18, 2022
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 18, 2022
Joseph I. Lieberman

/s/ Thomas A. Natelli	Director	February 18, 2022
Thomas A. Natelli

/s/ Timothy J. Naughton	Director	February 18, 2022
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 18, 2022
Stephen I. Sadove