Form 10-Q
period 2022-03-31
Park Hotels & Resorts Inc.
filed 2022-05-02
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of common stock outstanding on April 27, 2022 was 233,370,080.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Property and equipment, net	$8,465	$8,511
Investments in affiliates	16	15
Intangibles, net	44	44
Cash and cash equivalents	639	688
Restricted cash	78	75
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	106	96
Prepaid expenses	58	35
Other assets	65	69
Operating lease right-of-use assets	232	210
TOTAL ASSETS (variable interest entities - $240 and $237)	$9,703	$9,743
LIABILITIES AND EQUITY
Liabilities
Debt	$4,671	$4,672
Accounts payable and accrued expenses	200	156
Due to hotel managers	113	111
Other liabilities	184	174
Operating lease liabilities	250	227
Total liabilities (variable interest entities - $219 and $219)	5,418	5,340
Commitments and contingencies - refer to Note 10
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 233,835,899 shares issued and 233,324,391 shares outstanding as of March 31, 2022 and 236,888,804 shares issued and 236,483,990 shares outstanding as of December 31, 2021	2	2
Additional paid-in capital	4,473	4,533
Accumulated deficit	(142)	(83)
Total stockholders' equity	4,333	4,452
Noncontrolling interests	(48)	(49)
Total equity	4,285	4,403
TOTAL LIABILITIES AND EQUITY	$9,703	$9,743

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rooms	$292	$106
Food and beverage	110	22
Ancillary hotel	61	29
Other	16	8
Total revenues	479	165

Operating expenses
Rooms	85	35
Food and beverage	87	21
Other departmental and support	133	78
Other property-level	50	48
Management fees	22	7
Depreciation and amortization	69	74
Corporate general and administrative	16	18
Other	16	7
Total expenses	478	288

Operating income (loss)	1	(123)

Interest expense	(62)	(63)
Equity in losses from investments in affiliates	—	(4)
Other gain, net	5	—

Loss before income taxes	(56)	(190)
Income tax expense	—	(1)
Net loss	(56)	(191)
Net (income) loss attributable to noncontrolling interests	(1)	1
Net loss attributable to stockholders	$(57)	$(190)

Other comprehensive income, net of tax expense:
Change in fair value of interest rate swap, net of tax expense of $0	—	1
Total other comprehensive income	—	1

Comprehensive loss	(56)	(190)
Comprehensive (income) loss attributable to noncontrolling interests	(1)	1
Comprehensive loss attributable to stockholders	$(57)	$(189)

Loss per share:
Loss per share – Basic	$(0.24)	$(0.81)
Loss per share – Diluted	$(0.24)	$(0.81)

Weighted average shares outstanding – Basic	235	235
Weighted average shares outstanding – Diluted	235	236

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net loss	$(56)	$(191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69	74
Equity in losses from investments in affiliates	—	4
Other gain, net	(1)	—
Share-based compensation expense	4	6
Amortization of deferred financing costs	3	2
Changes in operating assets and liabilities	25	34
Net cash provided by (used in) operating activities	44	(71)
Investing Activities:
Capital expenditures for property and equipment	(21)	(5)
Contributions to unconsolidated affiliates	—	(2)
Insurance proceeds for property damage claims	—	4
Net cash used in investing activities	(21)	(3)
Financing Activities:
Repayments of mortgage debt	(2)	(1)
Debt issuance costs	(3)	—
Tax withholdings on share-based compensation	(3)	(6)
Repurchase of common stock	(61)	—
Net cash used in financing activities	(69)	(7)
Net decrease in cash and cash equivalents and restricted cash	(46)	(81)
Cash and cash equivalents and restricted cash, beginning of period	763	981
Cash and cash equivalents and restricted cash, end of period	$717	$900

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$2	$—

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	1	—	—	1
Net loss	—	—	—	(57)	1	(56)
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Repurchase of common stock	(3)	—	(61)	—	—	(61)
Balance as of March 31, 2022	233	$2	$4,473	$(142)	$(48)	$4,285

				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests	Total
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	1	(1)	—	—	—
Net loss	—	—	—	(190)	—	(1)	(191)
Other comprehensive income	—	—	—	—	1	—	1
Balance as of March 31, 2021	236	$2	$4,520	$185	$(3)	$(51)	$4,653

(1) Dividends declared per common share were $0.01 for the three months ended March 31, 2022.

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Organization and Recent Events

Organization

Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company” and, exclusive of any subsidiaries, "Park Parent") is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed the spin-off of a portfolio of hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company.

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

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financing, compensation or other purposes.

COVID-19 Update

The novel strain of coronavirus and the disease it causes (“COVID-19”) have had and continue to have an effect on the hospitality industry and our business. Beginning in March 2020, we experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. The increase in vaccination rates across the country and the easing or removal of government restrictions, quarantining and “social distancing” mandates resulted in increased travel and hospitality spending beginning in the second quarter of 2021. Although concerns over the spread of the Omicron variant reduced demand in the first six weeks of the quarter, we witnessed recovery beginning in mid-February 2022 as COVID-19 cases declined across the country and business travel accelerated, and saw the return of group demand. We expect positive momentum to continue for our leisure focused hotels and increased demand for both group and business transient travel during the remainder of the year.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022.

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

Reclassifications

Certain line items on the condensed consolidated balance sheets as of December 31, 2021 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022, contains a discussion of the significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2021.

Note 3: Property and Equipment

Property and equipment were:

	March 31, 2022	December 31, 2021
	(in millions)
Land	$3,336	$3,333
Buildings and leasehold improvements	6,616	6,606
Furniture and equipment	1,013	1,005
Construction-in-progress	82	82
	11,047	11,026
Accumulated depreciation and amortization	(2,582)	(2,515)
	$8,465	$8,511

Depreciation of property and equipment was $68 million and $73 million during the three months ended March 31, 2022 and 2021, respectively.

Note 4: Consolidated Variable Interest Entities ("VIEs") and Investments in Affiliates

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

	March 31, 2022	December 31, 2021
	(in millions)
Property and equipment, net	$208	$209
Cash and cash equivalents	19	18
Restricted cash	8	6
Accounts receivable, net	3	3
Prepaid expenses	2	1
Debt	206	208
Accounts payable and accrued expenses	8	7
Due to hotel manager	1	1
Other liabilities	4	3

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	March 31, 2022	December 31, 2021
		(in millions)
Hilton San Diego Bayfront	25%	$12	$11
All others (5 hotels)	20% - 50%	4	4
		$16	$15

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $942 million and $943 million as of March 31, 2022 and December 31, 2021, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 5: Debt

Debt balances and associated interest rates as of March 31, 2022 were:

			Principal balance as of
	Interest Rate at March 31, 2022	Maturity Date	March 31, 2022	December 31, 2021
			(in millions)
SF Mortgage Loan(1)	4.11%	November 2023	$725	$725
HHV Mortgage Loan(1)	4.20%	November 2026	1,275	1,275
Other mortgage loans	Average rate of 4.22%	2022 to 2027(2)	501	503
2019 Term Facility(3)	L + 2.65%	August 2024	78	78
Revolver(3)	L + 3.00%	December 2023	—	—
2025 Senior Secured Notes(4)	7.50%	June 2025	650	650
2028 Senior Secured Notes(4)	5.88%	October 2028	725	725
2029 Senior Secured Notes(4)	4.88%	May 2029	750	750
			4,704	4,706
Add: unamortized premium			4	4
Less: unamortized deferred financing costs and discount			(37)	(38)
			$4,671	$4,672

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of March 31, 2022, Park had not received notice from the lender. Additionally, in April 2022, our joint venture refinanced the mortgage loan secured by the DoubleTree Hotel Ontario Airport, which extended the maturity date to May 2027.

(3) In August 2019, the Company, our Operating Company and PK Domestic entered into a term loan facility (the “2019 Term Facility”). In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points. As of March 31, 2022, we had $901 million of available capacity under our revolving credit facility ("Revolver").

(4) In May and September 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior secured notes due 2029 (“2029 Senior Secured Notes”).

We are required to deposit with lenders certain cash reserves for restricted uses. As of March 31, 2022 and December 31, 2021, our condensed consolidated balance sheets included $63 million and $60 million of restricted cash, respectively, related to our mortgage loans.

Credit Facilities

Revolver and 2019 Term Facility

In February 2022, we amended our credit and term loan facilities to extend the waiver period for the testing of the financial covenants to the date the financial statements are delivered for the quarter ended September 30, 2022 (except for the minimum fixed charge coverage ratio, which waiver period for such covenant will end as of the date the financial statements are delivered for the quarter ended June 30, 2022), in each case, unless we elect an earlier date, and to adjust the required ratio levels of particular financial covenants after such waiver periods. As part of the amendment process, we (i) extended the temporary periods for which calculation of certain financial covenants are annualized once quarterly testing of financial covenants resumes, (ii) extended the minimum liquidity covenant of $200 million through March 2023, (iii) obtained the ability to repurchase up to $250 million of shares as long as the Revolver balance is $0 (with the amount of any such repurchases increasing the minimum liquidity covenant, dollar for dollar, resulting in a minimum liquidity covenant amount as of March 31, 2022 of $261 million), (iv) increased the amount of non-recourse debt allowed to be incurred during the waiver period to $500 million from $350 million, (v) obtained the ability during the waiver period to voluntarily prepay certain mortgage debt maturing in 2022 and 2023, (vi) removed the limitation applied during the waiver period on capital expenditures within the portfolio, (vii) increased the ability during the waiver period to acquire investments to $1 billion from $200 million, with an option to expand to $1.5 billion with a corresponding increase of the minimum liquidity covenant to $300 million, and (viii) removed any restrictions on asset sales that applied during the waiver period. In addition, we amended the mandatory prepayment requirements that apply during the waiver period to, among other things, only require mandatory repayments from specified events if and to the extent the Revolver balance exceeds $600 million (and no prepayment of the 2019 Term Facility being required).

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2022 were:

Year	(in millions)
2022	$62
2023	833
2024	85
2025	657
2026	1,562
Thereafter(1)	1,505
$4,704

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 6: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2022		December 31, 2021
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$718	$725	$733
HHV Mortgage Loan	3	1,275	1,218	1,275	1,282
2019 Term Facility	3	78	76	78	76
2025 Senior Secured Notes	1	650	679	650	688
2028 Senior Secured Notes	1	725	727	725	761
2029 Senior Secured Notes	1	750	705	750	771
Other mortgage loans	3	501	481	503	491

Note 7: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of March 31, 2022, 2,315,323 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of March 31, 2022, 484,583 shares of common stock remain available for future issuance. For the three months ended March 31, 2022 and 2021, we recognized $4 million and $6 million of share-based compensation expense, respectively. As of March 31, 2022, unrecognized compensation expense was $29 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the three months ended March 31, 2022 and 2021 was $6 million and $14 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	789,322	$22.52
Granted	367,611	18.52
Vested	(286,843)	23.73
Forfeited	(10,567)	22.14
Unvested at March 31, 2022	859,523	$20.41

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of March 31, 2022, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the three months ended March 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	972,074	22.59
Granted	391,845	21.93
Forfeited	(153,968)	35.79
Unvested at March 31, 2022	1,209,951	$20.69

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	57.5%
Dividend yield(1)	—
Risk-free rate	1.7%
Expected term	3 years

(1) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 8: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Numerator:
Net loss attributable to stockholders, net of earnings allocated to participating securities	$(57)	$(190)
Denominator:
Weighted average shares outstanding – basic	235	235
Unvested restricted shares	—	1
Weighted average shares outstanding – diluted	235	236

Loss per share - Basic(1)	$(0.24)	$(0.81)
Loss per share - Diluted(1)	$(0.24)	$(0.81)

(1) Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2022 and 2021 because their effect would have been anti-dilutive.

Note 9: Business Segment Information

As of March 31, 2022, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment; thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;
•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net loss to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues:
Total consolidated hotel revenues	$463	$157
Other revenues	16	8
Total revenues	$479	$165

Net loss	$(56)	$(191)
Other revenues	(16)	(8)
Depreciation and amortization expense	69	74
Corporate general and administrative expense	16	18
Other operating expenses	16	7
Interest expense	62	63
Equity in losses from investments in affiliates	—	4
Income tax expense	—	1
Other gain, net	(5)	—
Other items	3	(4)
Hotel Adjusted EBITDA	$89	$(36)

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	March 31, 2022	December 31, 2021
	(in millions)
Consolidated hotels	$9,683	$9,724
All other	20	19
Total assets	$9,703	$9,743

Note 10: Commitments and Contingencies

As of March 31, 2022, we had outstanding commitments under third-party contracts of approximately $118 million for capital expenditures at our properties, of which $70 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of March 31, 2022 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Note 11: Subsequent Events

In April 2022, we sold the 131-room Hampton Inn & Suites Memphis – Shady Grove for gross proceeds of $11.5 million or $88,000 per key.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including expected dates that our hotels will reopen, break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, measures being taken in response to COVID-19, the impact from macroeconomic factors (including inflation and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the adverse effect of COVID-19, including actions taken to contain the pandemic or mitigate its effects, the emergences of virus variants and resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. Investors are cautioned to interpret many of the risks identified in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 53 hotels, consisting of premium-branded hotels and resorts with approximately 32,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 9: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

COVID-19 Operational Update

The global outbreak of a novel strain of coronavirus and the disease it causes (“COVID-19”) had a significant effect on the lodging industry and our business. We cannot presently determine the extent or duration of the overall operational and financial effects that COVID-19 will have on our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at a majority of our hotels. We have reopened all our hotels except the 1,024-room Parc 55 San Francisco – a Hilton Hotel, the reopening of which has been accelerated to May 19, 2022, based on improving demand trends in the San Francisco market. Temporary closings of restaurants and hotels as well as travel restrictions across entire regions also contributed to severely reduced overall lodging demand. The effects of COVID-19 continue to have an adverse effect on the hospitality industry, including our business; however, the increase in vaccination rates across the country and the easing or removal of restrictions, quarantining, and “social distancing” mandates resulted in increased travel and hospitality spending beginning in the second quarter of 2021. Despite a near-term reduction in demand due to concerns over the spread of the Omicron variant in January 2022, which resulted in additional group cancellations and cautious business travel sentiment, coupled with the seasonal decline in leisure travel following the holiday season and the delay in return of business travel, we saw a broad based recovery beginning in March 2022 as leisure demand was robust and group demand strengthened. We expect leisure demand to remain strong and group demand to accelerate during the remainder of 2022.

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during the second quarter of 2021. Changes in our 2022 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of March 31, 2022, as compared to the same periods in 2021 and 2019, and 2022 occupancy are as follows:

	Change in Pro-forma ADR		Change in Pro-forma Occupancy				Change in Pro-forma RevPAR
	2022 vs. 2021	2022 vs. 2019	2022 vs. 2021		2022 vs. 2019		2022 vs. 2021	2022 vs. 2019	2022 Occupancy
Jan 2022	49.5%	(10.7)%	18.6%	pts	(31.8)%	pts	179.7%	(50.3)%	40.0%
Feb 2022	45.8	2.0	27.6		(25.0)		204.9	(30.8)	52.9
Mar 2022	40.3	6.0	30.0		(19.4)		168.2	(18.9)	62.9
Q1 2022	44.2	0.1	25.3		(25.4)		181.7	(32.8)	51.9

We believe demand will remain somewhat reduced as long as mandatory travel restrictions and cost-saving or other measures, such as the postponing or cancelling of non-essential business travel, remain in place or if these restrictions tighten or demand for travel becomes depressed due to the emergence of virus variants. Although we were able to recommence operations at all except one of our previously suspended hotels and further restrictions have been lifted following the spread of the Omicron variant, if demand does not fully recover, or if virus variants increase or travel restrictions tighten, we may be required to suspend operations at additional hotels. Further, uncertainty as to when demand will fully recover generally will make it more difficult to execute on our external growth strategy. The uncertainties surrounding the COVID-19 pandemic recovery, including new variants, make it difficult to predict operating results for our hotels for the remainder of 2022, thus there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels.

The operating environment for us and our hotel managers has improved as government restrictions were lifted and demand for travel returned. Economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand and have generally returned to pre-pandemic levels. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it, the emergence of virus variants, efficacy, availability of treatments to combat COVID-19, including public adoption rates of COVID-19 vaccines, and the effect of actions taken in response (such as travel advisories and restrictions and social distancing), including the extent and duration of such actions.

Key Business Metrics Used by Management

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Room nights available to guests have not been adjusted for suspended or reduced operations at certain of our hotels as a result of COVID-19. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for rooms increases or decreases.

Average Daily Rate

ADR (which we also refer to as rate) represents rooms revenue divided by total number of room nights sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the hotel industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a more pronounced effect on overall revenues and incremental profitability than changes in occupancy, as described above.

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

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We defined our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from dispositions and other factors to our results of operations for the three months ended March 31, 2022 as compared to the same period in 2021. Change from other factors primarily relates to the effects of COVID-19 and subsequent ongoing recovery.

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

The following table provides a reconciliation of Net loss to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net loss	$(56)	$(191)
Depreciation and amortization expense	69	74
Interest expense	62	63
Income tax expense	—	1
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	1	1
EBITDA	76	(52)
Share-based compensation expense	4	6
Other items	2	(3)
Adjusted EBITDA	82	(49)
Less: Adjusted EBITDA from investments in affiliates	(5)	2
Add: All other(1)	12	11
Hotel Adjusted EBITDA	$89	$(36)

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

The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Net loss attributable to stockholders	$(57)	$(190)
Depreciation and amortization expense	69	74
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Equity investment adjustments:
Equity in losses from investments in affiliates	—	4
Pro rata FFO of investments in affiliates	2	(2)
Nareit FFO attributable to stockholders	13	(115)
Share-based compensation expense	4	6
Other items	1	(4)
Adjusted FFO attributable to stockholders	$18	$(113)
Nareit FFO per share - Diluted(1)	$0.05	$(0.49)
Adjusted FFO per share - Diluted(1)	$0.08	$(0.48)

(1) Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Since January 1, 2021, we disposed of five consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the three months ended March 31, 2022 as compared to the same period in 2021. The results of operations during our period of ownership of these hotels are included in our consolidated results.
•
Ongoing COVID-19 Recovery: Travel and hospitality spending began to improve beginning in the second quarter of 2021 as vaccination rates increased, and we reopened additional previously suspended hotels throughout 2021. Consequently, the results of our portfolio during the three months ended March 31, 2022 will not be comparable to the same period in 2021.

Hotel Revenues and Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$292	$106	$186	$(3)	$189
Food and beverage revenue	110	22	88	—	88
Ancillary hotel revenue	61	29	32	—	32
Rooms expense	85	35	50	(1)	51
Food and beverage expense	87	21	66	—	66
Other departmental and support expense	133	78	55	(3)	58
Other property-level expense	50	48	2	(2)	4
Management fees expense	22	7	15	—	15

(1) Change from other factors primarily relates to the effects of COVID-19. The increase in revenues and expenses for the three months ended March 31, 2022 was primarily due to the reopening of additional hotels that were suspended during the same period in 2021 and improved occupancy due to an increase in demand as compared to the same period in 2021.

Group, transient, contract and other rooms revenue for the three months ended March 31, 2022, as well as the change for each segment compared to the same period in 2021 are as follows:

	Three Months Ended March 31,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$73	$8	$65	$—	$65
Transient rooms revenue	199	86	113	(2)	115
Contract rooms revenue	14	11	3	—	3
Other rooms revenue	6	1	5	—	5
Rooms revenue	$292	$106	$186	$(2)	$188

(1) Change from other factors primarily relates to the effects of COVID-19. The increase in revenues for the three months ended March 31, 2022 was primarily due to the reopening of additional hotels that were suspended during the same period in 2021 and improved occupancy due to an increase in demand as compared to the same period in 2021.

Other revenue and Other expense

The increases in other revenue and other expense are primarily due to increases in support services revenue and expense from the reopening of our hotels that have service arrangements with Hilton Grand Vacations to full capacity following their suspension of operations during 2020.

Corporate general and administrative

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
General and administrative expenses	$12	$12	—%
Share-based compensation expense	4	6	(33.3)
Total corporate general and administrative	$16	$18	(11.1)%

Non-operating Income and Expenses

Interest expense

Interest expense decreased during the three months ended March 31, 2022 compared to the same period in 2021 as a result of the partial repayment of our unsecured delayed draw term loan facility ("2019 Term Facility") during the second and third quarters of 2021 and the full repayment of our revolving credit facility ("Revolver") during 2021, partially offset by the issuance of $750 million of 4.875% senior secured notes due 2029 ("2029 Senior Secured Notes") in May 2021. Interest expense associated with our debt for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
SF and HHV Mortgage Loans(1)	$21	$21	—%
Other Mortgage Loans	5	5	—
2019 Term Facility	1	5	(80.0)
Revolver	1	5	(80.0)
2025 Senior Secured Notes(3)	12	12	—
2028 Senior Secured Notes(3)	11	11	—
2029 Senior Secured Notes(3)	9	—	NM(2)
Other	2	4	(50.0)
Total interest expense	$62	$63	(1.6)%

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

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2022, we had total cash and cash equivalents of $639 million and $78 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. We currently have higher than historical balances in restricted cash due to certain of our mortgage loans that require deposits of excess cash with the lender when certain financial ratios are not met, which occurred as a result of the effect from COVID-19 on operating results at the associated hotels.

As a result of the economic uncertainty resulting from the effects of COVID-19, as described above under “COVID-19 Operational Update”, we expect our cash flows through at least the second quarter of 2022 to be lower than prior to COVID-19. We and our hotel managers took various actions to mitigate the effects of COVID-19, including drawing $1 billion from our Revolver in March 2020 (which we subsequently fully repaid), issuing $650 million of 2025 Senior Secured Notes in May 2020 (a portion of which was used to partially repay amounts outstanding under our Revolver and our term loan due December 2021 ("2016 Term Loan"), issuing $725 million of 2028 Senior Secured Notes in September 2020 (a portion of which was used to repay the 2016 Term Loan in full as well as a portion of the Revolver), issuing $750 million of 2029 Senior Secured Notes in May 2021 (a portion of which was used to partially repay the Revolver and the 2019 Term Facility), suspending our dividend following the payment of the first quarter 2020 dividend (which was recently reinstated for the first quarter of 2022), and implementing various cost saving initiatives at our hotels including temporary suspension of operations at certain hotels (all of which have reopened except one) and selected restaurants and other businesses and outlets and reductions in capital expenditures for maintenance projects to approximately $44 million for 2021.

We generated positive Hotel Adjusted EBITDA for the quarter ended March 31, 2022, the fourth such consecutive quarter since the start of the pandemic. With $901 million of availability under our Revolver and existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next year and beyond. Only 1% of our total outstanding debt is maturing in 2022. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extended the maturity of the Revolver and placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions). In February 2022, we further amended our credit and term loan facilities, including extending the waiver period for the testing of the financial covenants, obtaining the ability to repurchase up to $250 million of shares as long as there is no outstanding balance on the Revolver (with the amount of any such repurchases increasing the minimum liquidity covenant, dollar for dollar, resulting in a minimum liquidity covenant amount as of March 31, 2022 of $261 million), and removing or decreasing certain restrictions on the Company related to capital expenditures, acquisitions and asset sales. Refer to Note 5: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels (to the extent not cancelled or deferred), and costs associated with potential acquisitions.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $118 million for capital expenditures at our properties, of which $70 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2022, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a 24-month period, ending in February 2024. Stock repurchases would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws and subject to compliance with existing debt agreements (which currently limits the repurchase of common stock to $250 million). The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. During the three months ended March 31, 2022, we repurchased approximately 3.4 million shares of our common stock for a total purchase price of $61 million. As of March 31, 2022, $239 million remained available for stock repurchases.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,
	2022	2021	Percent Change
	(in millions)
Net cash provided by (used in) operating activities	$44	$(71)	162.0%
Net cash used in investing activities	(21)	(3)	600.0%
Net cash used in financing activities	(69)	(7)	NM(1)

(1) Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $115 million increase in net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in cash from operations as a result of the increase in occupancy as our hotels continue to recover from the effects of COVID-19.

Investing Activities

The $18 million increase in net cash used in investing activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a $16 million increase in capital expenditures, of which $6 million related to the expansion project at the Bonnet Creek complex.

Financing Activities

The $62 million increase in net cash used in financing activities for the three months ended March 31, 2022 was primarily attributable to the repurchase of 3.4 million shares of our common stock for $61 million.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, and after utilization of any NOL carryforward to our stockholders on an annual basis. To avoid paying tax on our income, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders. Therefore, as a general matter, before consideration of the use of any NOL carryforward, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. After the payment of the first quarter dividend in 2020, we suspended our quarterly dividend as a precautionary measure in light of COVID-19; in March 2022, our Board of Directors approved and reinstated our quarterly cash dividend.

We declared the following dividends to holders of our common stock during 2022:

Record Date	Payment Date	Dividend per Share
March 31, 2022	April 15, 2022	$0.01

Debt

As of March 31, 2022, our total indebtedness was approximately $4.7 billion, including approximately $2.1 billion of our Senior Secured Notes, as disclosed above, and excluding approximately $225 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 5: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 18, 2022. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the three months ended March 31, 2022, repurchases made pursuant to our repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2022 through January 31, 2022	—	$—	—	N/A
February 1, 2022 through February 28, 2022	106,694	$19.38	—	$300
March 1, 2022 through March 31, 2022	3,409,949	$17.99	3,409,949	$239
Total	3,516,643		3,409,949

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

(3) The stock repurchase program was authorized on February 25, 2022 allowing for the repurchase of up to $300 million of our common stock and expiring on February 23, 2024.

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

10.1

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2022)(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 25, 2022).

10.2

Fifth Amendment to Credit Agreement, dated as of February 16, 2022, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc. the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 17, 2022).

10.3

Third Amendment to Loan Agreement, dated as of February 16, 2022, among Park Intermediate Holdings LLC and PK Domestic Property LLC, as Borrowers, Park Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 17, 2022).

10.4*	Form of CEO Amended and Restated Performance Stock Unit Agreement.

10.5*	Form of Executive Amended and Restated Performance Stock Unit Award Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: May 2, 2022	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2022	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)