Form 10-Q
period 2022-06-30
Park Hotels & Resorts Inc.
filed 2022-08-04
CIK 1617406

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of common stock outstanding on July 29, 2022 was 224,842,650.

.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Property and equipment, net	$8,326	$8,511
Assets held for sale, net	7	—
Investments in affiliates	4	15
Intangibles, net	43	44
Cash and cash equivalents	758	688
Restricted cash	109	75
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	149	96
Prepaid expenses	39	35
Other assets	38	69
Operating lease right-of-use assets	228	210
TOTAL ASSETS (variable interest entities - $237 and $237)	$9,701	$9,743
LIABILITIES AND EQUITY
Liabilities
Debt	$4,671	$4,672
Accounts payable and accrued expenses	211	156
Due to hotel managers	124	111
Other liabilities	167	174
Operating lease liabilities	247	227
Total liabilities (variable interest entities - $219 and $219)	5,420	5,340
Commitments and contingencies - refer to Note 11
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 225,352,740 shares issued and 224,840,982 shares outstanding as of June 30, 2022 and 236,888,804 shares issued and 236,483,990 shares outstanding as of December 31, 2021	2	2
Additional paid-in capital	4,321	4,533
Retained earnings (accumulated deficit)	6	(83)
Total stockholders' equity	4,329	4,452
Noncontrolling interests	(48)	(49)
Total equity	4,281	4,403
TOTAL LIABILITIES AND EQUITY	$9,701	$9,743

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rooms	$433	$207	$725	$313
Food and beverage	173	54	283	76
Ancillary hotel	70	50	131	79
Other	19	12	35	20
Total revenues	695	323	1,174	488

Operating expenses
Rooms	98	59	183	94
Food and beverage	119	42	206	63
Other departmental and support	158	101	291	179
Other property-level	65	52	115	100
Management fees	32	14	54	21
Casualty and impairment loss, net	1	5	1	5
Depreciation and amortization	68	71	137	145
Corporate general and administrative	16	16	32	34
Other	18	13	34	20
Total expenses	575	373	1,053	661

(Loss) gain on sales of assets, net	(1)	6	(1)	6

Operating income (loss)	119	(44)	120	(167)

Interest income	1	—	1	—
Interest expense	(62)	(66)	(124)	(129)
Equity in earnings (losses) from investments in affiliates	5	(2)	5	(6)
Other gain (loss), net	92	(2)	97	(2)

Income (loss) before income taxes	155	(114)	99	(304)
Income tax expense	(1)	—	(1)	(1)
Net income (loss)	154	(114)	98	(305)
Net income attributable to noncontrolling interests	(4)	(2)	(5)	(1)
Net income (loss) attributable to stockholders	$150	$(116)	$93	$(306)

Other comprehensive income, net of tax expense:
Change in fair value of interest rate swap, net of tax	—	—	—	1
Total other comprehensive income	—	—	—	1

Comprehensive income (loss)	154	(114)	98	(304)
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(5)	(1)
Comprehensive income (loss) attributable to stockholders	$150	$(116)	$93	$(305)

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.66	$(0.49)	$0.40	$(1.30)
Earnings (loss) per share – Diluted	$0.66	$(0.49)	$0.40	$(1.30)

Weighted average shares outstanding – Basic	228	236	232	235
Weighted average shares outstanding – Diluted	228	236	232	236

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net income (loss)	$98	$(305)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	137	145
Loss (gain) on sales of assets, net	1	(6)
Casualty and impairment loss, net	1	5
Equity in (earnings) losses from investments in affiliates	(5)	6
Other (gain) loss, net	(93)	2
Share-based compensation expense	9	10
Amortization of deferred financing costs	6	5
Distributions from unconsolidated affiliates	6	—
Changes in operating assets and liabilities	31	(23)
Net cash provided by (used in) operating activities	191	(161)
Investing Activities:
Capital expenditures for property and equipment	(52)	(13)
Proceeds from asset dispositions, net	98	168
Proceeds from the sale of investments in affiliates, net	101	—
Contributions to unconsolidated affiliates	—	(5)
Insurance proceeds for property damage claims	—	4
Net cash provided by investing activities	147	154
Financing Activities:
Repayments of credit facilities	—	(761)
Proceeds from issuance of Senior Secured Notes	—	750
Proceeds from issuance of mortgage debt	30	14
Repayments of mortgage debt	(34)	(14)
Debt issuance costs	(3)	(15)
Dividends paid	(2)	—
Distributions to noncontrolling interests, net	(4)	—
Tax withholdings on share-based compensation	(3)	(4)
Repurchase of common stock	(218)	—
Net cash used in financing activities	(234)	(30)
Net increase (decrease) in cash and cash equivalents and restricted cash	104	(37)
Cash and cash equivalents and restricted cash, beginning of period	763	981
Cash and cash equivalents and restricted cash, end of period	$867	$944

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$2	$—

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

				(Accumulated
			Additional	Deficit)	Non-
	Common Stock		Paid-in	Retained	controlling
	Shares	Amount	Capital	Earnings	Interests	Total
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	1	—	—	1
Net loss	—	—	—	(57)	1	(56)
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Repurchase of common stock	(3)	—	(61)	—	—	(61)
Balance as of March 31, 2022	233	2	4,473	(142)	(48)	4,285
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	150	4	154
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Repurchase of common stock	(8)	—	(157)	—	—	(157)
Balance as of June 30, 2022	225	$2	$4,321	$6	$(48)	$4,281

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	controlling
	Shares	Amount	Capital	Earnings	Loss	Interests	Total
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	1	(1)	—	—	—
Net loss	—	—	—	(190)	—	(1)	(191)
Other comprehensive income	—	—	—	—	1	—	1
Balance as of March 31, 2021	236	2	4,520	185	(3)	(51)	4,653
Share-based compensation, net		—	5	1	—	—	6
Net loss	—	—	—	(116)	—	2	(114)
Balance as of June 30, 2021	236	$2	$4,525	$70	$(3)	$(49)	$4,545

(1) Dividends declared per common share were $0.01 for each of the three months ended March 31, 2022 and June 30, 2022.

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

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a wholly owned direct subsidiary of Park Parent, became a member in our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.

COVID-19 Update

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, we experienced a significant decline in occupancy and Revenue per Available Room (“RevPAR”) associated with COVID-19 throughout our portfolio, which resulted in a decline in our operating cash flow. The increase in vaccination rates across the country and the easing or removal of government restrictions, quarantining and “social distancing” mandates resulted in increased travel and hospitality spending beginning in the second quarter of 2021. During the second quarter of 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand and have now reopened all of our previously suspended hotels following the reopening of Parc 55 San Francisco – a Hilton Hotel on May 19, 2022. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive momentum across our portfolio and our industry.

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

Note 3: Dispositions and Assets Held for Sale

Dispositions

During the three months ended June 30, 2022, we sold the three consolidated hotels listed in the table below and received total gross proceeds of approximately $102 million. We recognized a loss of approximately $1 million, net of selling costs, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive income (loss).

Hotel	Location	Month Sold
Hampton Inn & Suites Memphis – Shady Grove	Memphis, Tennessee	April 2022
Hilton Chicago/Oak Brook Suites	Chicago, Illinois	May 2022
Homewood Suites by Hilton Seattle Convention Center Pike Street	Seattle, Washington	June 2022

Additionally, in June 2022, we sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront for gross proceeds of $157 million. Our gross proceeds were reduced by $55 million for our share of the mortgage debt in the joint venture. We recognized a gain of approximately $92 million, net of selling costs, which is included in other gain (loss), net in our condensed consolidated statements of comprehensive income (loss).

During the three months ended June 30, 2021, we sold the three consolidated hotels listed in the table below and received total gross proceeds of approximately $173 million. We recognized a gain of $6 million, net of selling costs, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of comprehensive income (loss).

Hotel	Location	Month Sold
W New Orleans – French Quarter	New Orleans, Louisiana	April 2021
Hotel Indigo San Diego Gaslamp Quarter(1)	San Diego, California	June 2021
Courtyard Washington Capitol Hill Navy Yard(1)	Washington, D.C.	June 2021

(1) Sold as a portfolio in the same transaction.

Assets Held for Sale

In June 2022, we entered into a definitive agreement to sell the Hilton Garden Inn Chicago/Oakbrook Terrace. The hotel was sold in July 2022 for gross proceeds of approximately $9 million, which was paid in cash at closing and is subject to customary pro rations and adjustments.

Assets held for sale related to the Hilton Garden Inn Chicago/Oakbrook Terrace were as follows as of June 30, 2022:

(in millions)
Assets:
Property and equipment, net	$7
Total Assets Held for Sale	$7

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2022(1)	December 31, 2021
	(in millions)
Land	$3,329	$3,333
Buildings and leasehold improvements	6,526	6,606
Furniture and equipment	1,000	1,005
Construction-in-progress	91	82
	10,946	11,026
Accumulated depreciation and amortization	(2,620)	(2,515)
	$8,326	$8,511

(1) Excludes $7 million of property and equipment, net, classified as held for sale as of June 30, 2022.

Depreciation of property and equipment was $68 million and $71 million during the three months ended June 30, 2022 and 2021, respectively, and $136 million and $144 million during the six months ended June 30, 2022 and 2021, respectively.

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

	June 30, 2022	December 31, 2021
	(in millions)
Property and equipment, net	$207	$209
Cash and cash equivalents	23	18
Restricted cash	2	6
Accounts receivable, net	4	3
Prepaid expenses	1	1
Debt	206	208
Accounts payable and accrued expenses	9	7
Due to hotel manager	1	1
Other liabilities	3	3

Unconsolidated Entities

Investments in affiliates were:

	Ownership %	June 30, 2022	December 31, 2021
		(in millions)
Hilton San Diego Bayfront(1)	25%	$—	$11
All others (5 hotels)	20% - 50%	4	4
		$4	$15

(1) In June 2022, we sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Dispositions and Assets Held for Sale" for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $722 million and $943 million as of June 30, 2022 and December 31, 2021, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of June 30, 2022 were:

			Principal balance as of
	Interest Rate at June 30, 2022	Maturity Date	June 30, 2022	December 31, 2021
			(in millions)
SF Mortgage Loan(1)	4.11%	November 2023	$725	$725
HHV Mortgage Loan(1)	4.20%	November 2026	1,275	1,275
Other mortgage loans	Average rate of 4.34%	2022 to 2027(2)	499	503
Revolver(3)	L + 3.00%	December 2023	—	—
2019 Term Facility(3)	L + 2.65%	August 2024	78	78
2025 Senior Secured Notes(4)	7.50%	June 2025	650	650
2028 Senior Secured Notes(4)	5.88%	October 2028	725	725
2029 Senior Secured Notes(4)	4.88%	May 2029	750	750
			4,702	4,706
Add: unamortized premium			4	4
Less: unamortized deferred financing costs and discount			(35)	(38)
			$4,671	$4,672

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of June 30, 2022, Park had not received notice from the lender. Additionally, in April 2022, our joint venture refinanced the mortgage loan secured by the DoubleTree Hotel Ontario Airport, which extended the maturity date to May 2027.

(3) In August 2019, the Company, our Operating Company and PK Domestic entered into a term loan facility (the “2019 Term Facility”). In May 2020, we amended our credit and term loan facilities to add a LIBOR floor of 25 basis points. As of June 30, 2022 , we had $901 million of available capacity under our revolving credit facility ("Revolver").

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

We are required to deposit with lenders certain cash reserves for restricted uses. As of June 30, 2022 and December 31, 2021, our condensed consolidated balance sheets included $91 million and $60 million of restricted cash, respectively, related to our mortgage loans. We expect $83 million currently held by the lenders of the HHV Mortgage Loan and the mortgage loan secured by the Hilton Denver City Center will be released to us during the third quarter upon submission of the certificates reflecting compliance with financial ratios of these loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2022 were:

Year	(in millions)
2022	$60
2023	833
2024	85
2025	657
2026	1,563
Thereafter(1)	1,504
$4,702

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2022		December 31, 2021
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$705	$725	$733
HHV Mortgage Loan	3	1,275	1,207	1,275	1,282
Other mortgage loans	3	499	477	503	491
2019 Term Facility	3	78	73	78	76
2025 Senior Secured Notes	1	650	651	650	688
2028 Senior Secured Notes	1	725	662	725	761
2029 Senior Secured Notes	1	750	645	750	771

Note 8: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of June 30, 2022, 2,313,502 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of June 30, 2022, 418,645 shares of common stock remain available for future issuance. For the three months ended June 30, 2022 and 2021, we recognized $5 million and $4 million of share-based compensation expense, respectively, and $9 million and $10 million, respectively, for the six months ended June 30, 2022 and 2021. As of June 30, 2022, unrecognized compensation expense was $25 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the six months ended June 30, 2022 and 2021 was $7 million and $17 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	789,322	$22.52
Granted	439,946	18.60
Vested	(353,975)	23.24
Forfeited	(23,519)	20.86
Unvested at June 30, 2022	851,774	$20.24

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of June 30, 2022, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	972,074	$22.59
Granted	392,843	21.93
Forfeited	(159,542)	35.18
Unvested at June 30, 2022	1,205,375	$20.70

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	57.5%
Dividend yield(1)	—
Risk-free rate	1.7%
Expected term	3 years

(1) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$150	$(116)	$93	$(306)
Denominator:
Weighted average shares outstanding – basic	228	236	232	235
Unvested restricted shares	—	—	—	1
Weighted average shares outstanding – diluted	228	236	232	236

Earnings (loss) per share – Basic(1)	$0.66	$(0.49)	$0.40	$(1.30)
Earnings (loss) per share – Diluted(1)	$0.66	$(0.49)	$0.40	$(1.30)

(1) Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2022 and 2021 because their effect would have been anti-dilutive.

Note 10: Business Segment Information

As of June 30, 2022, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA is calculated as EBITDA from hotel operations, adjusted to exclude:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;
•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Total consolidated hotel revenues	$676	$311	$1,139	$468
Other revenues	19	12	35	20
Total revenues	$695	$323	$1,174	$488

Net income (loss)	$154	$(114)	$98	$(305)
Other revenues	(19)	(12)	(35)	(20)
Depreciation and amortization expense	68	71	137	145
Corporate general and administrative expense	16	16	32	34
Casualty and impairment loss, net	1	5	1	5
Other operating expenses	18	13	34	20
Loss (gain) on sales of assets, net	1	(6)	1	(6)
Interest income	(1)	—	(1)	—
Interest expense	62	66	124	129
Equity in (earnings) losses from investments in affiliates	(5)	2	(5)	6
Income tax expense	1	—	1	1
Other (gain) loss, net	(92)	2	(97)	2
Other items	4	(1)	7	(5)
Hotel Adjusted EBITDA	$208	$42	$297	$6

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	June 30, 2022	December 31, 2021
	(in millions)
Consolidated hotels	$9,693	$9,724
All other	8	19
Total assets	$9,701	$9,743

Note 11: Commitments and Contingencies

As of June 30, 2022, we had outstanding commitments under third-party contracts of approximately $125 million for capital expenditures at our properties, of which $62 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of June 30, 2022 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including expected dates that our hotels will break even or achieve positive Hotel Adjusted EBITDA, the impact to our business and financial condition and that of our hotel management companies, measures being taken in response to COVID-19, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events. Currently, one of the most significant factors is the adverse effect of COVID-19, including actions taken to contain the pandemic or mitigate its effects, the emergences of virus variants and resurgences, on our financial condition, results of operations, cash flows and performance, our hotel management companies and our hotels’ tenants, and the global economy and financial markets. Investors are cautioned to interpret many of the risks identified in the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 49 hotels, consisting of premium-branded hotels and resorts with over 30,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; and hotels adjacent to major gateway airports, such as Los Angeles International, Boston Logan International and Miami International, as well as hotels in select suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 10: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.

Recent Events

During the second quarter of 2022, we sold three consolidated hotels, the Hampton Inn & Suites Memphis - Shady Grove, the Hilton Chicago/Oak Brook Suites and the Homewood Suites by Hilton Seattle Convention Center Pike Street for gross proceeds of approximately $102 million. We also sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront for gross proceeds of $157 million, which includes $55 million of our interest in the debt in the joint venture. Additionally, we sold the Hilton Garden Inn Chicago/Oakbrook Terrace in July 2022 for gross proceeds of approximately $9 million.

Outlook

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. Beginning in March 2020, travel restrictions and mandated closings of non-essential businesses were imposed, which resulted in temporary suspensions of operations at a majority of our hotels. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, we saw an increase in travel and hospitality spending beginning in the second quarter of 2021. During the second quarter of 2022, we continued to witness robust leisure demand and an acceleration in group and business transient demand, despite inflationary pressures in the market, and have now reopened all our previously suspended hotels following the reopening of Parc 55 San Francisco – a Hilton Hotel on May 19, 2022. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive momentum across our portfolio and our industry.

We believe the distribution of the COVID-19 vaccine during 2021 drove the improvement in traveler sentiment we experienced and resulted in an improvement in occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) during the second quarter of 2021. Changes in our 2022 pro-forma metrics, which exclude results from properties disposed of and include results from properties acquired as of August 4, 2022, as compared to the same periods in 2021 and 2019, and 2022 occupancy are as follows:

	Change in Pro-forma ADR		Change in Pro-forma Occupancy				Change in Pro-forma RevPAR		2022 Pro-forma
	2022 vs. 2021	2022 vs. 2019	2022 vs. 2021		2022 vs. 2019		2022 vs. 2021	2022 vs. 2019	Occupancy
Q1 2022	44.0%	0.6%	25.4%	pts	(25.9)%	pts	183.2%	(33.0)%	51.6%

Apr 2022	36.1	8.5	33.7		(14.3)		161.8	(9.9)	70.2
May 2022	28.1	4.5	27.8		(16.9)		117.2	(16.4)	67.6
Jun 2022	26.3	11.7	26.4		(12.5)		94.4	(4.2)	75.4
Q2 2022	29.2	8.3	29.3		(14.6)		119.7	(10.2)	71.0

If additional virus variants emerge causing re-imposed widespread travel restrictions, we may be required to suspend operations at some or all of our hotels. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to the uncertainty of COVID-19 and other macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through the remainder of 2022 based on current demand trends.

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

Comparable Hotels Data

Historically, we have presented certain data for our hotels on a comparable hotel basis as supplemental information for investors. We defined our comparable hotels as those that: (i) were active and operating in our portfolio since January 1st of the previous year; and (ii) have not sustained substantial property damage or business interruption, have not undergone large-scale capital projects or for which comparable results are not available. We presented comparable hotel results to help us and our investors evaluate the ongoing operating performance of our comparable hotels. However, given the significant effect of COVID-19 on most of our hotels and the lack of comparability to prior periods, we do not believe this supplemental information is useful to us or our investors at this time. Under “Results of Operations” below, we have provided information on the effects from dispositions and other factors to our results of operations for the three and six months ended June 30, 2022 as compared to the same periods in 2021. Change from other factors primarily relates to the effects of COVID-19 and subsequent ongoing recovery.

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

The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net income (loss)	$154	$(114)	$98	$(305)
Depreciation and amortization expense	68	71	137	145
Interest income	(1)	—	(1)	—
Interest expense	62	66	124	129
Income tax expense	1	—	1	1
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	4	4	5	5
EBITDA	288	27	364	(25)
Loss (gain) on sales of assets, net	1	(6)	1	(6)
Gain on sale of investments in affiliates(1)	(92)	—	(92)	—
Share-based compensation expense	5	4	9	10
Casualty and impairment loss, net	1	5	1	5
Other items	4	3	6	—
Adjusted EBITDA	207	33	289	(16)
Less: Adjusted EBITDA from investments in affiliates	(11)	(2)	(16)	—
Add: All other(2)	12	11	24	22
Hotel Adjusted EBITDA	$208	$42	$297	$6

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

The following table provides a reconciliation of net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$150	$(116)	$93	$(306)
Depreciation and amortization expense	68	71	137	145
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Loss (gain) on sales of assets, net	1	(6)	1	(6)
Gain on sale of investments in affiliates(1)	(92)	—	(92)	—
Impairment loss	—	5	—	5
Equity investment adjustments:
Equity in (earnings) losses from investments in affiliates	(5)	2	(5)	6
Pro rata FFO of investments in affiliates	8	—	10	(2)
Nareit FFO attributable to stockholders	129	(45)	142	(160)
Share-based compensation expense	5	4	9	10
Other items	5	3	6	(1)
Adjusted FFO attributable to stockholders	$139	$(38)	$157	$(151)
Nareit FFO per share – Diluted(2)	$0.57	$(0.19)	$0.61	$(0.68)
Adjusted FFO per share – Diluted(2)	$0.61	$(0.16)	$0.68	$(0.64)

(1) Included in other gain (loss), net.

(2) Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Since January 1, 2021, we disposed of eight consolidated hotels. As a result of these dispositions, our revenues and operating expenses decreased for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The results of operations during our period of ownership of these hotels are included in our consolidated results.
•
Ongoing COVID-19 Recovery: Travel and hospitality spending began to improve beginning in the second quarter of 2021 as vaccination rates increased, which resulted in improved occupancy, and we reopened additional previously suspended hotels throughout 2021 and into the second quarter of 2022. Consequently, the results of our portfolio during the three and six months ended June 30, 2022 will not be comparable to the same periods in 2021.

Hotel Revenues and Operating Expenses

	Three Months Ended June 30,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$433	$207	$226	$(7)	$233
Food and beverage revenue	173	54	119	—	119
Ancillary hotel revenue	70	50	20	(1)	21
Rooms expense	98	59	39	(2)	41
Food and beverage expense	119	42	77	—	77
Other departmental and support expense	158	101	57	(3)	60
Other property-level expense	65	52	13	(3)	16
Management fees expense	32	14	18	—	18

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery.

	Six Months Ended June 30,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$725	$313	$412	$(7)	$419
Food and beverage revenue	283	76	207	—	207
Ancillary hotel revenue	131	79	52	(1)	53
Rooms expense	183	94	89	(3)	92
Food and beverage expense	206	63	143	(1)	144
Other departmental and support expense	291	179	112	(5)	117
Other property-level expense	115	100	15	(5)	20
Management fees expense	54	21	33	—	33

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery.

Group, transient, contract and other rooms revenue for the three and six months ended June 30, 2022, as well as the change for each segment compared to the same periods in 2021 are as follows:

	Three Months Ended June 30,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$123	$16	$107	$1	$106
Transient rooms revenue	283	176	107	(7)	114
Contract rooms revenue	18	12	6	(1)	7
Other rooms revenue	9	3	6	—	6
Rooms revenue	$433	$207	$226	$(7)	$233

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery.

	Six Months Ended June 30,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$196	$23	$173	$1	$172
Transient rooms revenue	481	263	218	(8)	226
Contract rooms revenue	32	22	10	(1)	11
Other rooms revenue	16	5	11	—	11
Rooms revenue	$725	$313	$412	$(8)	$420

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery.

Other revenue and Other operating expense

During the three and six months ended June 30, 2022, other revenue increased by $7 million and $15 million, respectively, and other operating expense increased by $5 million and $14 million, respectively, primarily due to increases in support services revenue and expense from the reopening of our hotels that have service arrangements with Hilton Grand Vacations to full capacity following their suspension of operations during 2020.

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$10	$11	(9.1)%	$20	$22	(9.1)%
Share-based compensation expense	5	4	25.0	9	10	(10.0)
Other items(1)	1	1	—	3	2	50.0
Total corporate general and administrative	$16	$16	—%	$32	$34	(5.9)%

(1) Consists of expenses not included in Adjusted EBITDA.

Casualty and impairment loss, net

During the six months ended June 30, 2021, we recognized an impairment loss of $5 million related to one of our hotels classified as held for sale as of June 30, 2021, primarily as a result of selling costs of $5 million.

(Loss) gain on sales of assets, net

During each of the three and six months ended June 30, 2022, we recognized a loss of $1 million as a result of the sale of three of our consolidated hotels during the second quarter.

During each of the three and six months ended June 30, 2021, we recognized a gain of $6 million as a result of the sale of three of our consolidated hotels during the second quarter.

Non-operating Income and Expenses

Interest expense

Interest expense decreased during the three and six months ended June 30, 2022 compared to the same periods in 2021 as a result of the partial repayment of our unsecured delayed draw term loan facility ("2019 Term Facility") during the second and third quarters of 2021 and the full repayment of our revolving credit facility ("Revolver") during 2021, partially offset by the issuance of $750 million of 4.875% senior secured notes due 2029 ("2029 Senior Secured Notes") in May 2021. Interest expense associated with our debt for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Percent Change	2022	2021	Percent Change
	(in millions)			(in millions)
SF and HHV Mortgage Loans(1)	$21	$21	—%	$42	$42	—%
Other mortgage loans	6	7	(14.3)	11	12	(8.3)
Revolver	—	3	(100.0)	1	8	(87.5)
2019 Term Facility	—	4	(100.0)	1	9	(88.9)
2025 Senior Secured Notes(2)	12	12	—	24	24	—
2028 Senior Secured Notes(2)	10	10	—	21	21	—
2029 Senior Secured Notes(2)	9	5	80.0	18	5	260.0
Other	4	4	—	6	8	(25.0)
Total interest expense	$62	$66	(6.1)%	$124	$129	(3.9)%

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) In May and September 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior secured notes due 2025 (“2025 Senior Secured Notes”) and an aggregate of $725 million of senior secured notes due 2028 (“2028 Senior Secured Notes”), respectively (collectively with the 2029 Senior Secured Notes, the "Senior Secured Notes").

Other gain (loss), net

During the three and six months ended June 30, 2022, we recognized a gain of $92 million, which is primarily due to the sale of our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Dispositions and Assets Held for Sale" for additional information.

Income tax expense

Income tax expense is primarily related to taxable income generated by our taxable REIT subsidiaries, offset by the utilization of net operating losses.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2022, we had total cash and cash equivalents of $758 million and $109 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. We currently have higher than historical balances in restricted cash due to certain of our mortgage loans that require deposits of excess cash with the lender when certain financial ratios are not met, which occurred as a result of the effect from COVID-19 on operating results at the associated hotels. We expect $83 million currently held by the lenders of the HHV Mortgage Loan and the mortgage loan secured by the Hilton Denver City Center will be released to us during the third quarter upon submission of the certificates reflecting compliance with financial ratios of these loans.

As discussed above under “Outlook,” we continued to witness increases in demand across our portfolio during the second quarter of 2022, and we expect our cash flows to continue to improve throughout 2022 if these positive trends continue. However, the potential for an economic slowdown or a recession during the second half of 2022 may disrupt the positive momentum across our portfolio and our industry.

With $901 million of availability under our Revolver and existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next year and beyond. Only 1% of our total outstanding debt is maturing in 2022. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In 2020, we amended our credit facilities, which in addition to providing enhanced liquidity, extended the maturity of the Revolver and placed certain restrictions on the Company, including limitations on our ability to make dividends and distributions (except to the extent required to maintain REIT status, the ability to pay a $0.01 per share per fiscal quarter dividend and certain other agreed exceptions). In February 2022, we further amended our credit facilities, including extending the waiver period for the testing of the financial covenants, obtaining the ability to repurchase up to $250 million of shares as long as there is no outstanding balance on the Revolver (with the amount of any such repurchases increasing the minimum liquidity covenant, dollar for dollar, resulting in a minimum liquidity covenant amount as of June 30, 2022 of $418 million), and removing or decreasing certain restrictions on the Company related to capital expenditures, acquisitions and asset sales. Upon delivery of the second quarter 2022 compliance certificate in July 2022, which reflected compliance with all required covenants, we exited the waiver period under our credit facilities (one quarter earlier than the scheduled end of the waiver period). Upon exit of the waiver period, certain restrictions related to investments and the incurrence, repayment of debt and dividends and distributions ceased to apply.

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

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $125 million for capital expenditures at our properties, of which $62 million relates to the expansion project at the Bonnet Creek complex. The Bonnet Creek expansion project includes additional meeting space for the Signia by Hilton Orlando Bonnet Creek and the Waldorf Astoria Orlando. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2022, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a 24-month period, ending in February 2024. Stock repurchases would be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws and subject to compliance with existing debt agreements (which currently limits the repurchase of common stock to $250 million). The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors. During the three and six months ended June 30, 2022, we repurchased approximately 8.5 million and 12.0 million shares of our common stock, respectively, for a total purchase price of $157 million and $218 million, respectively, and as of June 30, 2022, $82 million remained available for stock repurchases.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2022	2021	Percent Change
	(in millions)
Net cash provided by (used in) operating activities	$191	$(161)	218.6%
Net cash provided by investing activities	147	154	(4.5)%
Net cash used in financing activities	(234)	(30)	NM(1)

(1) Percentage change is not meaningful.

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $352 million increase in net cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in cash from operations as a result of the increase in occupancy as our hotels continue to recover from the effects of COVID-19.

Investing Activities

The $147 million in net cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to $199 million of net proceeds from the sale of three of our hotels and our ownership interests in the joint ventures that own and operate one hotel, partially offset by $52 million in capital expenditures.

The $154 million in net cash provided by investing activities for the six months ended June 30, 2021 was primarily attributable to $168 million of net proceeds from the sale of three of our consolidated hotels, partially offset by $13 million in capital expenditures.

Financing Activities

The $234 million in net cash used in financing activities for the six months ended June 30, 2022 was primarily attributable to the repurchase of approximately 12.0 million shares of our common stock for $218 million.

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

We declared the following dividends to holders of our common stock during 2022:

Record Date	Payment Date	Dividend per Share
March 31, 2022	April 15, 2022	$0.01
June 30, 2022	July 15, 2022	$0.01

Debt

As of June 30, 2022, our total indebtedness was approximately $4.7 billion, including approximately $2.1 billion of our Senior Secured Notes, as disclosed above, and excluding approximately $170 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 18, 2022. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the six months ended June 30, 2022, repurchases made pursuant to our repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2022 through January 31, 2022	—	$—	—	N/A
February 1, 2022 through February 28, 2022	106,694	$19.38	—	$300
March 1, 2022 through March 31, 2022	3,409,949	$17.99	3,409,949	$239
April 1, 2022 through April 30, 2022	230	$19.52	—	$239
May 1, 2022 through May 31, 2022	8,542,542	$18.33	8,542,542	$82
June 1, 2022 through June 30, 2022	20	$18.45	—	$82
Total	12,059,435		11,952,491

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

(3) The stock repurchase program was authorized on February 25, 2022 allowing for the repurchase of up to $300 million of our common stock and expires on February 23, 2024.

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

Park Hotels & Resorts Inc.

Date: August 4, 2022	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)