Form 10-K
period 2022-12-31
Park Hotels & Resorts Inc.
filed 2023-02-23
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3,016 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 17, 2023 was 222,071,254.

Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company's indebtedness, the completion of capital allocation priorities, the expected repurchase of the Company's stock, the impact to our business and financial condition and that of our hotel management companies, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
•
“ADR” or “average daily rate,” (which we also refer to as "rate") represents rooms revenue divided by total number of room nights sold in a given period.
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
•
“occupancy” represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Room nights available to guests have not been adjusted for the period of suspended or reduced operations at certain of our hotels as a result of COVID-19.
•
“Park Hotels & Resorts,” “we,” “our,” “us” and the “Company” refer to Park Hotels & Resorts Inc. and its consolidated subsidiaries, and references to “Park Parent” refers only to Park Hotels & Resorts Inc., exclusive of its subsidiaries.
•
“RevPAR” or “revenue per available room” represents rooms revenue divided by the total number of room nights available to guests for a given period. Room nights available to guests have not been adjusted for the period of suspended or reduced operations at certain of our hotels as a result of COVID-19.
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

PART I

Item 1. Business

Our Company

We are the second largest publicly-traded lodging real estate investment trust (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. On January 3, 2017, Hilton Parent completed the spin-off of a portfolio of hotels and resorts that established us as an independent, publicly traded company. As of February 23, 2023, our portfolio consists of 46 premium-branded hotels and resorts with over 29,000 rooms, located in prime United States (“U.S.”) markets with high barriers to entry. Approximately 88% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.

On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 5, 2019, by and among Park Parent, PK Domestic Property LLC, an indirect subsidiary of Park Parent (“PK Domestic”), PK Domestic Sub LLC, a wholly owned subsidiary of PK Domestic (“Merger Sub”) and Chesapeake Lodging Trust (“Chesapeake”), Chesapeake merged with and into Merger Sub (the “Merger”). Park Intermediate Holdings LLC (our “Operating Company”) continues to directly or indirectly hold all of our assets and conduct all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financing, issuance of equity compensation or other purposes.

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

Our Business and Growth Strategies

Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:

•
Operational Excellence through Active Asset Management. We are focused on continually improving the operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. The novel strain of coronavirus and the disease it causes (“COVID-19”) presented ongoing challenges in 2022; however, we have witnessed widespread improvements across our portfolio throughout the year. During 2020, we temporarily halted operations at a majority of our hotels located in challenged markets where hotel lodging demand remained muted; consolidated demand into fewer hotels in markets where we have multiple assets; reduced available rooms at hotels to help mitigate expenses; consolidated or eliminated managerial positions to reduce payroll; and reimagined the operating model such as through limiting food and beverage operations and adjusting housekeeping availability for both safety considerations and cost controls. As we continued to progress toward recovery, we strategically reopened all previously suspended hotels as of May 2022. We continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 8 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.
•
Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions, which we believe will enable us to further diversify our portfolio. In September 2019, we completed the $2.5 billion acquisition of Chesapeake, which helped us to increase our scale and achieve greater diversification. Since our spin-off, we have sold or otherwise disposed of 39 hotels, most of them located in lower growth domestic and international markets for a combined sales price of over $2 billion, which provided us with additional liquidity to de-leverage our balance sheet and to execute on a variety of strategic corporate initiatives. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.
•
Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet. We will focus on maintaining sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. In December 2022, we amended and restated our revolving credit facility ("Revolver"), which extended its maturity date to December 2026 and increased our aggregate commitments to $950 million, of which $50 million, together with cash on hand, was used to fully repay the remaining $78 million balance on our unsecured delayed draw term loan facility ("2019 Term Facility"). In February 2023, we fully repaid the $50 million outstanding under our Revolver with net proceeds from the sale of the Hilton Miami Airport. We expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties

The following tables provide summary information regarding our portfolio as of February 23, 2023.

Brand Affiliations and Chain Scale

We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	21	19,127
DoubleTree by Hilton	Upscale	8	3,543
Signia by Hilton	Upper Upscale	1	1,009
Embassy Suites by Hilton	Upper Upscale	4	998
Hyatt Regency	Upper Upscale	2	940
W Hotels	Luxury	2	923
Curio - A Collection by Hilton	Upper Midscale	3	685
Waldorf Astoria Hotels & Resorts	Luxury	1	502
Marriott	Upper Upscale	1	430
Marriott Tribute Portfolio	Upper Upscale	1	393
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Total		46	29,210

Type of Property Interest

The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	28	20,835
Ground Lease	14	5,719
	42	26,554
Unconsolidated Joint Ventures(2)
Fee Simple	3	2,262
Ground Lease	1	394
	4	2,656
Total	46	29,210

(1) Includes certain properties that, while primarily owned fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

(2) Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.

Sustainability

We incorporate sustainability into our investment and asset management strategies, with a focus on minimizing environmental impact. When we evaluate the acquisition of new properties, we assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in both our renovation and redevelopment projects that can enhance asset value, while also improving environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment.

We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. As part of our ongoing stakeholder engagement and transparency efforts, we participated in the 2022 Global Real Estate Sustainability Benchmark ("GRESB") assessment, ranking in the top 35% of all GRESB participant companies, and increased our score compared to our pre-pandemic 2020 results. Compared to 2021, our ranking declined slightly due to drastic fluctuations in utility consumption across our portfolio from properties reopening and being utilized to a greater capacity. Additionally, in 2022, we were recognized by Newsweek as one of America's Most Responsible Companies for the third consecutive year, ranking in the top third of all selected companies, and we received the 2022 Nareit Leader in the Light Award for the hospitality sector, further highlighting our commitment to superior and sustained sustainability practices.

We have published our 2022 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance, our risk management strategy and our governance and oversight practices. The report also includes our Task Force Report on Climate-Related Financial Disclosures ("TCFD") as well as our Sustainability Accounting Standards Board ("SASB") and Global Reporting Index ("GRI") indices. As highlighted in our report, in 2022, we formalized and strengthened oversight over our environmental, social and governance ("ESG") activities by renaming two of our Board of Directors ("Board")-level committees to more accurately reflect how ESG is embedded in our governance practices and establishing an executive-level ESG committee to develop, implement and monitor Park's ESG initiatives and policies. The executive-level ESG committee provides oversight of Park's three dedicated ESG working committees – the Green Park Committee, the Park Cares Committee and the Diversity & Inclusion Steering Committee. Additionally, ESG performance targets were embedded into executive performance objectives and compensation.

Each ESG initiative begins with analysis and work by one of the three working committees, each of which specializes in specific ESG matters. Park's Green Park Committee is dedicated to Park's sustainability efforts and environmental performance and manages the Company's Green Park Program, which prioritizes the achievement of our sustainability goals, including the reduction of greenhouse gas ("GHG") across our portfolio and business as a whole. Our Green Park Sustainability Playbook outlines the Company’s sustainability expectations and processes for its brand and management partners on a variety of topics, including HVAC equipment, LED lighting and water efficiency. Park's Engineering Renovation Guidelines address opportunities for incorporating sustainable building attributes during renovations, such as the use of green materials and efficiency standards for HVAC systems, toilets and showers. Five of our properties were awarded the ENERGY STAR® Certification for Superior Energy Efficiency, including our largest hotel, the Hilton Hawaiian Village Waikiki Beach Resort, and 85% of our portfolio was Google Eco-certified via Hilton's LightStay program.

Additionally, we have continued to invest in efficiency projects and implemented efficiency best practices for our capital projects. We have implemented sustainability checklists where appropriate, and efficiency projects related to end-of-life equipment replacements or upgrades are routinely conducted. With these projects, we are often able to notably decrease our environmental impact by replacing older equipment with more efficient options. We also began conducting intensive energy efficiency audits of our portfolio in order to generate a long-term strategy for increased efficiencies and decarbonization. Our pilot audit performed at one of our hotels in 2021 resulted in planned investments that are projected to reduce our GHG emissions by 15% in one year. Seventeen additional audits were performed with a goal to audit our entire portfolio no later than 2025.

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

Franchise Agreements

Four of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.

Term

Our franchise agreements contain an initial term of between 13 and 20 years and require the franchisor’s consent to be extended.

Fees

Our franchise agreements require that we pay a royalty fee on gross rooms revenue at rates ranging from 4.5% to 6%, plus a percentage of food and beverage revenue for certain hotels, which in most cases is 3%. We must also pay certain marketing, reservation, program and other customary fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.

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

Ground Leases

The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 23, 2023, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of Wholly-Owned Properties
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
Leases of Properties by Joint Ventures
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

Government Regulations

Our business is subject to various federal and state laws and regulations. In particular, we are subject to the Americans with Disabilities Act (“ADA”). Under the ADA, all public accommodations are required to meet certain U.S. federal requirements related to access and use by disabled persons. These regulations apply to accommodations first occupied after January 26, 1993. Public accommodations built before January 26, 1993 are required to remove architectural barriers to disabled access where such removal is “readily achievable.” The regulations also mandate certain operational requirements that hotel operators must observe. The failure of a property to comply with the ADA could result in injunctive relief, fines, an award of damages to private litigants or mandated capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could result in reputational harm or otherwise materially and negatively affect our performance and results of operations.

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

Environmental Matters

We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern our operations including any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum projects; and wastewater disposal. In addition, as a current and former owner of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as personal injury, property damage, fines or other claims by third parties associated with environmental compliance or the presence of contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our properties. We have implemented an on-going operations and maintenance plan that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

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

Human Capital

Employees

Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2022, we had 91 employees. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ the employees at our hotels, we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”

Diversity, Equity and Inclusion

We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process, and we are committed to enhancing diversity, equity and inclusion at Park. We have a skilled and highly diverse board of eight independent directors, two of whom are gender diverse. It is Park's policy to consider diversity in Board nominations. In addition, our executive team is comprised of six members, two of whom are gender diverse and three of whom are racially diverse. The following charts summarize the gender and ethnic diversity of our workforce as of December 31, 2022:

Our commitment to enhancing diversity, equity and inclusion is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. We have established a Diversity & Inclusion Steering Committee, which is comprised of members of executive leadership and employees from all corporate departments across a broad assortment of levels, genders, ages and races. The committee is dedicated to enhancing our focus on activities that increase awareness and take actions in support of equality, and it seeks to develop partnerships and adopt new initiatives that support systematic change related to racism and diversity. As a result, Park's Diversity & Inclusion Steering Committee works in concert with our Park Cares Committee to partner with local organizations that provide services and resources to underserved populations and those in need of social, economic, educational, mental and physical support in our community. The committee has also spent significant time focusing on actions and commitments that impact Park internally such as recruitment and retention practices, policy and process updates, training and increased communication and awareness programs. All our employees are encouraged to take part in initiatives implemented by the Diversity & Inclusion Steering Committee.

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

We continually evaluate our practices related to diversity, equity and inclusion through internal and external resources. For example, since 2021, we have included a gender and ethnic diversity analysis to our annual corporate compensation review, which continues to reflect no pay disparity based on any gender or ethnic group.

Training and Development

Human capital development underpins our efforts to successfully execute our Company-wide strategy. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. We also seek to increase awareness and understanding through Company-wide trainings on diversity and inclusion, unconscious bias and other social issues, as well as an annual anti-bribery/anti-corruption training. We require a separate, mandatory training on diversity, equity, inclusion and unconscious bias for corporate employees, as well as training on social issues to include modern slavery/human trafficking awareness. All employees also participate in anti-harassment and compliance training at least once a year.

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

To support employee development, we provide regular and consistent feedback to our corporate employees through our continuous feedback performance management model. Regular one-on-one feedback sessions are conducted to ensure feedback is current and to reinforce positive performance. We encourage our employees to participate in our employee engagement survey, which is administered by a third party, and undertake initiatives to improve areas identified in the survey. As a direct result of the survey, each department Executive Committee leader conducts feedback sessions with their respective teams, and Company-wide action plans are created and implemented by our Human Resources department. In addition, each department also creates departmental action plans and implements them accordingly.

Also, in 2022 we conducted two pulse surveys, in addition to our annual engagement survey, to ensure we are providing programs and initiatives that support our culture of communication and collaboration and ensure our employees feel valued and heard through our rewards and recognition programs.

Our Board receives regular reports on these initiatives to ensure that we continue to demonstrate our strong commitment to our employees, diversity and inclusion and other human capital matters.

Health, Safety and Well-being

We provide benefits to support our corporate employees and their families, including but not limited to medical, vision and dental insurance, gym memberships, a 401(k) match program, paid parental leave, and an employee assistance program. We also provide numerous initiatives focused on physical, mental and spiritual well-being including booster clinics, mindfulness training with dedicated coaches and leaders and emotional intelligence workshops.

Together with our hotel managers, we also aim to ensure the health, safety and well-being of all employees and guests at our properties. For example, in 2020, we committed to the American Hotel & Lodging Association’s 5-Star Promise, which enhances policies, trainings and resources related to the safety of hotel employees and guests. We aim to promote health and well-being measures in our design and construction projects through the use of natural ventilation, daylighting and air and water quality monitoring. Hotel employee health and safety factors are designed into projects, which include alarm systems cameras, first aid locations and personal alert devices. Additionally, we have developed standardized procedures to be undertaken during and immediately following an extreme weather event or other emergency, including communication guidance, life safety and foreseen event preparedness instructions and guidance on how to manage environmental hazards, among other risk-related topics.

Community Engagement

Our Park Cares Committee, a committee comprised of employees at our corporate headquarters, focuses on engagement with local communities and spearheads volunteer work. In 2022, Park Cares sponsored two community service initiatives where employees were invited to participate with in-kind donations or by volunteering their time, of which 85 of our employees participated. In 2022, we supported 15 organizations and/or programs through charitable contributions, sponsorships and scholarships contributing a total of $303,000 in cash donations. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.

For additional information on the above matters, please review our 2022 Annual Corporate Responsibility Report on our website.

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

Risks Related to Our Business

Continued economic disruptions, including from the COVID-19 pandemic and the impact from inflation, has significantly adversely impacted and disrupted, and may continue to adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

The outbreak of COVID-19 and its aftermath have had and continue to have, and another pandemic in the future could similarly have, significant repercussions across regional and global economies and financial markets. The global impact of the outbreak and resulting control measures, including states of emergency, mandatory quarantines, border closures, and other travel and large gatherings restrictions, as well as declines in overall willingness to travel due to the risk of COVID-19 transmission, significantly decreased the demand for travel to our hotel properties. We were negatively affected by these and other governmental regulations and travel advisories to fight the pandemic, including recommendations by the U.S. Department of State, the Center for Disease Control and Prevention and the World Health Organization. As vaccination rates across the country increased and COVID-19 related restrictions were eased or removed, travel and hospitality spending increased beginning the second quarter of 2021; however, the COVID-19 pandemic triggered a global economic contraction, which was followed by other economic challenges that affected discretionary spending and travel, including supply chain disruptions and increased inflation. Inflationary concerns have been counteracting the lodging industry's recovery from the COVID-19 pandemic and may affect consumer sentiment and decrease demand for travel, which can cause fluctuations in hotel revenues or earnings at our hotels. Our labor or other costs may also rise due to inflation, and there can be no assurance that we will be able to pass cost increases on to travelers through higher rates.

COVID-19 and its aftermath have disrupted and have had a significant adverse effect on, and may continue to adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows. The effects of the pandemic on the hotel industry were unprecedented. Global demand for lodging was drastically reduced and occupancy levels reached historic lows in 2020. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 disruption throughout our portfolio. Travel, especially business and leisure travel in the United States, where all of our hotels are located, was adversely affected as a result of COVID-19. Although we were able to recommence operations at all previously suspended hotels as of May 2022, there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to the uncertainty of COVID-19 and other macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts.

Additional factors that would negatively impact our ability to successfully operate during or following another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:

•
sustained negative consumer or business sentiment, economic metrics (including inflation, unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, which could further adversely impact demand for lodging;
•
limited opportunities to acquire new properties or the need to dispose of properties to meet liquidity needs;
•
the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties and guest experience at our properties;
•
our ability to obtain bank lending or access the capital markets could deteriorate, or declines in our business performance or the general economy;
•
our increased indebtedness, including increases in interest rates as a response to increased inflation, and decreased operating revenues, which could increase our risk of default on our loans;
•
we may require additional indebtedness, which may contain even more restrictive covenants than our existing indebtedness or may require incremental collateral;
•
our dependence on our hotel managers, who may be facing similar challenges;
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

These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks as well as social engineering; cyber-terrorism; cyber extortion; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on our hotel managers to protect proprietary and customer information from these threats. Any compromise of our own network or hotel managers’ networks could result in a disruption to our booking or sales systems or other operations, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure or loss of customer or proprietary information could result in damage to the hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels, potential litigation and increased regulatory oversight, including governmental investigations, enforcement actions, and regulatory fines, any of which may have a material adverse effect on our business, financial condition and results of operations. In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then, our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be compromised through system or user error, physical or electronic break-ins, computer viruses, or attacks by hackers. Any such compromise could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, litigation, monetary losses or regulatory oversight, investigations or penalties which could be significant. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant.

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

In addition, increased regulation of data collection, use and retention practices, including self-regulation and industry standards, changes in existing laws and regulations, enactment of new laws and regulations, increased enforcement activity, and changes in interpretation of laws, could increase our cost of compliance and operation, limit our ability to grow our business or otherwise harm the Company.

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

If not maintained, the condition of certain of our properties could negatively affect our ability to attract guests or result in higher operating and capital costs. These factors could reduce revenues or profits from these properties. There can be no assurance that our planned replacements and repairs will occur, or even if completed, will result in improved performance. In addition, these efforts are subject to a number of risks, including the following: construction delays or cost overruns; delays in obtaining, or failure to obtain, zoning, occupancy and other required permits or authorizations; government restrictions on the size or kind of development; changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns; and lack of availability of rooms or meeting spaces for revenue-generating activities during construction, modernization or renovation projects. If our properties are not updated to meet guest preferences or brand standards under our management and franchise agreements, if properties under development or renovation are delayed in opening as scheduled, or if renovation investments adversely affect or fail to improve performance, our operations and financial results could be negatively affected.

Our hotels are geographically concentrated in a limited number of markets and, accordingly, we could be disproportionately harmed by adverse changes to these markets, natural disasters, climate change and related regulations, or terrorist attacks.

A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2022, hotels in Florida, San Francisco, Hawaii, Chicago, New York City, New Orleans and Boston represented approximately 66% of our room count, with our hotels in Florida, San Francisco and Hawaii alone each representing greater than 12% of our room count and 48% of our total revenue in 2022. An economic downturn, an increase in hotel supply, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.

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

The debt agreements and instruments that govern our outstanding indebtedness, including our senior unsecured credit facility and senior notes, impose significant financial and operating restrictions on us, including covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions, mergers or asset sales or transactions with affiliates. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow additional funds under the credit facility may be restricted. Furthermore, the credit agreements that govern our senior unsecured credit facility and senior notes contain certain affirmative covenants that require us to be in compliance with certain leverage, liquidity and other financial ratios, and the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements. We cannot assure you that we will be able to comply with our financial or other covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will also risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.

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

Under the Distribution Agreement and related ancillary agreements, from and after the spin-offs, each of Hilton Parent, Park Parent and HGV Parent are generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to between the parties and require that we assume responsibility for obligations allocated to Hilton Parent or HGV (for example, tax and/or environmental liabilities), particularly if Hilton Parent or HGV Parent were to refuse or were unable to pay or perform the allocated obligations. See “Spin-off Related Agreements—Distribution Agreement.”

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

Park accepted that Chesapeake qualified as a REIT for U.S. federal income tax purposes prior to the Merger and that Park will be able to continue to qualify as a REIT following the Merger. However, if Chesapeake has failed to qualify as a REIT, Merger Sub would succeed to significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Chesapeake pursuant to the Merger) the economic burden of which would be borne by PK Domestic and Park, and Park could possibly lose its REIT status if disqualifying activities continued after the Merger. Park’s REIT status is also dependent upon the ongoing qualification of subsidiary entities qualifying as REITs or TRSs, as applicable, as a result of its substantial ownership interest in those entities.

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

Our amended and restated certificate of incorporation and bylaws contains provisions that may make the merger or acquisition of our company more difficult without the approval of our Board. Among other things, the provisions:

•
include a restriction on ownership and transfer of our stock to prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock without the approval of our Board (the “Ownership Limitation”);
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
•
provide that our Board is expressly authorized to make, alter or repeal our bylaws; and
•
establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Properties

The following table provides a list of our portfolio as of February 23, 2023:

Location	Type(1)	Ownership Percentage	Rooms
Arizona
Embassy Suites Phoenix Airport	GL	100%	182
California
Hilton San Francisco Union Square	FS	100%	1,921
Parc 55 San Francisco – a Hilton Hotel	FS	100%	1,024
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Checkers Los Angeles	FS	100%	193
Colorado
Hilton Denver City Center	FS(2)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	550
Florida
Hilton Orlando	JV, FS	20%	1,424
Signia by Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami – a Tribute Portfolio Resort	FS	100%	393
Casa Marina Key West, Curio Collection	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,860
Hilton Waikoloa Village	FS(2)	100%	647

Location	Type(1)	Ownership Percentage	Rooms
Illinois
Hilton Chicago	FS	100%	1,544
W Chicago – Lakeshore	FS	100%	520
W Chicago – City Center	FS	100%	403
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
New Jersey
Hilton Short Hills	FS	100%	314
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	652
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	499
Virginia
DoubleTree Hotel Washington DC – Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(2)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Total			29,210

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

Shareholder Information

At February 17, 2023, we had 13 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.

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

Distribution Information

In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and as a result, we will not be required to pay tax on our income. After the payment of the first quarter dividend in 2020, we suspended our quarterly dividend as a precautionary measure in light of COVID-19. In March 2022, our Board approved and reinstated our quarterly cash dividend.

Our future distributions will be at the sole discretion of our Board. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (1) the amount required to be distributed to maintain our status as a REIT, (2) limitations on our ability to make distributions contained in the indentures for our senior notes and credit facility, which restrict our ability to make distributions subject to limited exceptions, (3) the amount of cash generated from our operating activities, (4) our expectations of future cash flows, (5) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (6) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (7) our ability to continue to access additional sources of capital, and (8) the sufficiency of legally available assets.

Share Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2017 against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index and the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on December 31, 2017, and that all dividends and other distributions were reinvested.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Park Hotels and Resorts Inc.	$100.00	$97.54	$105.68	$75.70	$83.34	$52.15
S&P 400 Index	100.00	87.50	108.55	121.36	149.53	127.88
Nareit Equity Index	100.00	95.38	120.17	110.56	158.36	119.78

This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the fiscal year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

We did not receive any proceeds from registered securities during the fiscal year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2022 through January 31, 2022	—	$—	—	N/A
February 1, 2022 through February 28, 2022	106,694	$19.38	—	$300
March 1, 2022 through March 31, 2022	3,409,949	$17.99	3,409,949	$239
April 1, 2022 through April 30, 2022	230	$19.52	—	$239
May 1, 2022 through May 31, 2022	8,542,542	$18.33	8,542,542	$82
June 1, 2022 through June 30, 2022	20	$18.45	—	$82
July 1, 2022 through July 31, 2022	189	$13.57	—	$82
August 1, 2022 through August 31, 2022	44	$15.31	—	$82
September 1, 2022 through September 30, 2022	92	$13.94	—	$82
October 1, 2022 through October 31, 2022	—	$—	—	$82
November 1, 2022 through November 30, 2022	30	$12.39	—	$82
December 1, 2022 through December 31, 2022	795,584	$11.64	795,584	$73
Total	12,855,374		12,748,075

(1) The number of shares purchased represents shares of common stock repurchased under the stock repurchase program authorized in February 2022 as well as shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

(2) The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.

(3) The stock repurchase program authorized on February 25, 2022 allowing for the repurchase of up to $300 million of our common stock, which was set to expire on February 23, 2024, was terminated on February 17, 2023 upon the authorization of a new $300 million stock repurchase program, which expires on February 21, 2025.

Stock Repurchase Program

In February 2022, our Board authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a 24-month period, ending in February 2024 (the "February 2022 Stock Repurchase Program"). During the year ended December 31, 2022, we repurchased approximately 12.7 million shares of our common stock for a total purchase price of $227 million, and as of December 31, 2022, $73 million remained available for stock repurchases under the February 2022 Stock Repurchase Plan.

Additionally, in January 2023, we repurchased approximately 2.5 million shares of our common stock for a total purchase price of $30 million under the February 2022 Stock Repurchase Plan.

On February 17, 2023, our Board terminated the February 2022 Stock Repurchase Program and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, starting on February 21, 2023 and ending on February 21, 2025, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. No stock repurchases have been made to date under the new program.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2020 financial condition and results of operations compared to 2021, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 46 hotels, consisting of premium-branded hotels and resorts with over 29,000 rooms, of which approximately 88% are luxury and upper upscale and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.

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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 14: “Business Segment Information” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.

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

Outlook

The novel strain of coronavirus and the disease it causes (“COVID-19”) have continued to affect the hospitality industry and our business. The increase in vaccination rates and easing or removal of COVID-19 restrictions have increased travel and hospitality spending, improving occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) at our hotels, resulting in the reopening of all our previously suspended hotels as of May 2022. The COVID-19 pandemic triggered economic challenges that affected discretionary spending and travel, including supply chain disruptions and increased inflation. Inflationary concerns have been counteracting the lodging industry's recovery from the COVID-19 pandemic and may affect consumer sentiment and decrease demand for travel. Inflation may also increase labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation and current macroeconomic uncertainty. During 2022, we have continued to experience improvements in leisure, group and business transient demand, including our urban hotels. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, such as increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect to continue to recover through 2023 based on current demand trends.

Recent Events

In December 2022, we amended and restated our revolving credit facility ("Revolver"), which extended its maturity date to December 2026 and increased our aggregate commitments to $950 million, of which $50 million, together with cash on hand, was used to fully repay the $78 million balance on our unsecured delayed draw term loan facility ("2019 Term Facility").

In February 2023, we sold the 508-room Hilton Miami Airport for gross proceeds of $118.25 million, or $233,000 per key, and utilized a portion of the net proceeds to fully repay the $50 million outstanding under our Revolver.

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

Other. These costs include costs to provide support services to certain HGV timeshare properties located at some of our hotel properties.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus, excluded in management's analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:

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

The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2022	2021
	(in millions)
Net income (loss)	$173	$(452)
Depreciation and amortization expense	269	281
Interest income	(13)	(1)
Interest expense	247	258
Income tax expense	—	2
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	9	11
EBITDA	685	99
(Gain) loss on sales of assets, net(1)	(22)	5
Gain on sale of investments in affiliates(2)	(92)	—
Share-based compensation expense	17	19
Casualty and impairment loss, net	6	9
Other items	12	10
Adjusted EBITDA	606	142
Less: Adjusted EBITDA from investments in affiliates	(25)	(7)
Add: All other(3)	49	42
Hotel Adjusted EBITDA	$630	$177

(1) For the year ended December 31, 2022, includes a gain of $9 million on the sale of the DoubleTree Las Vegas Hotel included in equity in earnings (losses) from investments in affiliates.

(2) Included in other gain (loss), net.

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

The following table provides a reconciliation of net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2022	2021
	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$162	$(459)
Depreciation and amortization expense	269	281
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
(Gain) loss on sales of assets, net	(13)	5
Gain on sale of investments in affiliates(1)	(92)	—
Impairment loss	—	5
Equity investment adjustments:
Equity in (earnings) losses from investments in affiliates	(15)	7
Pro rata FFO of investments in affiliates	12	2
Nareit FFO attributable to stockholders	319	(163)
Casualty loss, net	6	4
Share-based compensation expense	17	19
Other items	10	4
Adjusted FFO attributable to stockholders	$352	$(136)
Nareit FFO per share - Diluted(2)	$1.40	$(0.69)
Adjusted FFO per share - Diluted(2)	$1.54	$(0.57)

(1) Included in other gain (loss), net.

(2) Per share amounts are calculated based on unrounded numbers.

Results of Operations

The following items have had a significant effect on the year-over-year comparability of our operations and are illustrated further in the table of Hotel Revenues and Operating Expenses below:

•
Property Dispositions: Since January 1, 2021, we have disposed of ten consolidated hotels. The results of operations of these hotels are included in our consolidated results only during our period of ownership. As a result of these dispositions, our revenues and operating expenses decreased for the year ended December 31, 2022 as compared to the same period in 2021.
•
Ongoing COVID-19 Recovery: Travel and hospitality spending began to improve beginning in the second quarter of 2021 as vaccination rates increased, which resulted in improved occupancy and ADR, and we reopened additional previously suspended hotels throughout 2021 and into the second quarter of 2022. Consequently, the results of our portfolio during the year ended December 31, 2022 will not be comparable to the same period in 2021.

Hotel Revenues and Operating Expenses

	Year Ended December 31,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$1,559	$870	$689	$(21)	$710
Food and beverage revenue	606	251	355	(1)	356
Ancillary hotel revenue	261	190	71	(2)	73
Rooms expense	408	254	154	(7)	161
Food and beverage expense	449	208	241	(1)	242
Other departmental and support expense	613	423	190	(11)	201
Other property-level expense	223	191	32	(6)	38
Management fees expense	115	59	56	(1)	57

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery, including the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the year ended December 31, 2022, as well as the change for each segment compared to 2021 are as follows:

	Year Ended December 31,
	2022	2021	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$403	$114	$289	$—	$289
Transient rooms revenue	1,052	690	362	(20)	382
Contract rooms revenue	71	50	21	(1)	22
Other rooms revenue	33	16	17	—	17
Rooms revenue	$1,559	$870	$689	$(21)	$710

(1) Change from other factors primarily relates to the effects of our ongoing COVID-19 recovery, including the market-specific conditions discussed below.

Market-Specific Conditions

The increases in hotel revenues and operating expenses from other factors were primarily a result of significant occupancy increases in certain of our largest markets combined with the resumption of operations at our remaining hotels during 2021 and 2022.

Combined occupancy at our two Hawaii hotels increased 26.3 percentage points for the year ended December 31, 2022 compared to same period in 2021 as a result of an increase in domestic transient demand and the return of group demand, while ADR for the same period increased 15.9%. Increases in both group and transient demand at our Florida hotels resulted in an increase in combined occupancy of 13.4 percentage points for the year ended December 31, 2022 compared to the same period in 2021, while ADR for the same period increased 7.5%. Our Boston hotels also benefited from an increase in both group and transient demand, with combined occupancy and ADR increasing 23.4 percentage points and 30.4%, respectively, for the year ended December 31, 2022 compared to the same period in 2021. Occupancy and ADR at the Hilton New Orleans Riverside increased 10.4 percentage points and 68.5%, respectively, for the year ended December 31, 2022 compared to the same period in 2021 primarily due to an increase in group demand with the return of city-wide events such as Mardi Gras and the NCAA Final Four Tournament.

Several of our more significant hotels had suspended operations until various points throughout 2021 and 2022. As those hotels resumed operating, we saw increases in hotel revenues and operating expenses for the year ended December 31, 2022 compared to the same period in 2021. These include the New York Hilton Midtown, where operations were suspended until October 2021, the Hilton San Francisco Union Square and the Parc 55 San Francisco - a Hilton Hotel, where operations were suspended until May 2021 and May 2022, respectively, and the Hilton Chicago and the W Chicago - City Center, where operations were suspended until June 2021 and May 2021, respectively.

Other revenue and Other operating expense

During the year ended December 31, 2022, other revenue increased by $24 million and other operating expense increased by $23 million primarily due to increases in support services revenue and expense from the reopening of our hotels that have service arrangements with HGV to full capacity following their suspension of operations during 2020.

Corporate general and administrative

	Year Ended December 31,
	2022	2021	Percent Change
	(in millions)
General and administrative expenses	$43	$40	7.5%
Share-based compensation expense	17	19	(10.5)%
Other items(1)	3	3	—%
Total corporate general and administrative	$63	$62	1.6%

(1) Consists primarily of disposition costs and amortization of upfront cloud-computing costs.

Casualty and impairment loss, net

In September 2022, Hurricanes Ian and Fiona caused minimal damage and disruption at our hotels in Florida and Puerto Rico, respectively, and we recognized a casualty loss of approximately $5 million for costs to repair and remediate damage at these hotels for the year ended December 31, 2022.

During the year ended December 31, 2021, we recognized an impairment loss of $5 million related to one of our hotels classified as held for sale as of June 30, 2021. We also recognized $4 million of casualty losses as a result of damage caused by Hurricane Ida at one of our hotels.

Gain (loss) on sales of assets, net

During the year ended December 31, 2022, we recognized a net gain of $13 million primarily as a result of the sales of our consolidated hotels.

During the year ended December 31, 2021, we recognized a net loss of $5 million primarily as a result of the sales of our consolidated hotels.

Non-operating Income and Expenses

Interest income

Interest income increased $12 million during the year ended December 31, 2022 compared to the same period in 2021 as a result of an increase in cash coupled with an increase in interest rates.

Interest expense

Interest expense decreased during the year ended December 31, 2022 compared to the same period in 2021 primarily as a result of (i) the partial repayment of our 2019 Term Facility during the second and third quarters of 2021, (ii) the full repayment of our 2019 Term Facility in December 2022, (iii) the full repayment of the then outstanding balance under our Revolver during 2021, partially offset by the issuance of $750 million of 4.875% senior notes due 2029 ("2029 Senior Notes") in May 2021 and (iv) $50 million of borrowings under our Revolver in December 2022. Interest expense associated with our debt for the years ended December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021	Percent Change
	(in millions)
SF and HHV Mortgage Loans(1)	$85	$85	—%
Other mortgage loans	21	24	(12.5)%
Revolver	3	10	(70.0)%
2019 Term Facility(2)	3	12	(75.0)%
2025 Senior Notes(3)	49	49	—%
2028 Senior Notes(3)	43	43	—%
2029 Senior Notes(3)	36	23	56.5%
Other	7	12	(41.7)%
Total interest expense	$247	$258	(4.3)%

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) In December 2022, we fully repaid our 2019 Term Facility.

(3) In May and September 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively (collectively with the 2029 Senior Notes, the "Senior Notes").

Our current debt outstanding is approximately $4.6 billion at a weighted average interest rate of 5.1%, of which approximately 99% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Other gain (loss), net

During the year ended December 31, 2022, we recognized a gain of $96 million, which is primarily due to the sale of our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Dispositions and Acquisitions" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

During the year ended December 31, 2021, we recognized a net loss of $7 million, which is primarily due to $5 million related to the loss on extinguishment of debt during the year.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2022, we had total cash and cash equivalents of $906 million and $33 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

Throughout 2022, we continued to experience improvements in leisure, group and business transient demand across our portfolio and expect to continue to recover through 2023 based on current demand trends. During 2022, we mitigated the effects of macroeconomic and inflationary pressures through active asset management.

In December 2022, we amended and restated our Revolver, which extended its maturity date to December 2026 and increased our aggregate commitments to $950 million, of which $50 million, together with cash on hand, was used to fully repay the $78 million balance on our 2019 Term Facility. The amended agreement adjusted certain financial covenants to revised levels through the end of the first quarter of 2024, allows us to conduct share repurchases, subject to compliance with the financial covenants, and released all collateral securing the Revolver and Senior Notes. It also placed restrictions on the Company, including our ability to grant liens on certain properties, mergers, affiliate transactions, asset sales and the payment of dividends and distributions (except to the extent required to maintain REIT status and certain other agreed exceptions). With approximately $950 million of availability under our Revolver and existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next year and beyond. We have no significant maturities in 2023, except for the $725 million mortgage loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco due in November 2023, which we expect to address before the third quarter of 2023. We fully repaid the $26 million mortgage loan secured by the Hilton Checkers Los Angeles in December 2022 and expect to fully repay the $75 million mortgage loan secured by the W Chicago – City Center due in August 2023 in May 2023 with available cash on hand. Additionally, in February 2023, we fully repaid the $50 million outstanding under our Revolver with net proceeds from the sale of the Hilton Miami Airport, which was sold for gross proceeds of $118.25 million, with the remaining proceeds to be used for general corporate purposes. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. After suspending our quarterly dividend in 2020, we declared dividends of $0.28 during 2022 and expect to declare a first quarter dividend of $0.15 per share in March 2023, subject to approval by our Board. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $121 million for capital expenditures at our properties, of which $57 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovating guestrooms, existing meeting space, lobbies and golf course. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2022, our Board authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a 24-month period, ending in February 2024 (the "February 2022 Stock Repurchase Program"). During the year ended December 31, 2022, we repurchased approximately 12.7 million shares of our common stock for a total purchase price of $227 million, and as of December 31, 2022, $73 million remained available for stock repurchases under the February 2022 Stock Repurchase Plan.

Additionally, in January 2023, we repurchased approximately 2.5 million shares of our common stock for a total purchase price of $30 million under the February 2022 Stock Repurchase Plan.

On February 17, 2023, our Board terminated the February 2022 Stock Repurchase Program and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period, starting on February 21, 2023 and ending on February 21, 2025, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. No stock repurchases have been made to date under the new program.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2022	2021	Percent Change
	(in millions)
Net cash provided by (used in) operating activities	$409	$(137)	398.5%
Net cash provided by investing activities	87	394	(77.9)%
Net cash used in financing activities	(320)	(475)	(32.6)%

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels.

The $546 million increase in net cash provided by operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in cash from operations as a result of the increase in occupancy as our hotels continue to recover from the effects of COVID-19.

Investing Activities

The $87 million in net cash provided by investing activities for the year ended December 31, 2022 was primarily attributable to $244 million of net proceeds from the sale of five of our consolidated hotels and our ownership interests in the joint ventures that own and operate one hotel in addition to $11 million in distributions from the joint venture that sold one of our unconsolidated hotels, partially offset by $168 million in capital expenditures.

The $394 million in net cash provided by investing activities for the year ended December 31, 2021 was primarily attributable to $454 million of net proceeds from the sale of five of our consolidated hotels, partially offset by $54 million in capital expenditures.

Financing Activities

The $320 million in net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to the repurchase of approximately 12.7 million shares of our common stock for $227 million and $142 million of debt repayments, partially offset by $50 million of borrowings under our Revolver and $30 million of proceeds from refinanced mortgage debt for one of our consolidated joint ventures.

The $475 million in net cash used in financing activities for the year ended December 31, 2021 was primarily attributable to $1.2 billion of debt repayments and $15 million of debt issuance costs, partially offset by the issuance of $750 million of 2029 Senior Notes.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and, as a result, we will not be required to pay tax on our income. Consequently, before consideration of the use of any NOL carryforward, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income. After the payment of the first quarter dividend in 2020, we suspended our quarterly dividend as a precautionary measure in light of COVID-19. In March 2022, our Board approved and reinstated our quarterly cash dividend.

We declared the following dividends to holders of our common stock during 2022:

Record Date	Payment Date	Dividend per Share
March 31, 2022	April 15, 2022	$0.01
June 30, 2022	July 15, 2022	$0.01
September 30, 2022	October 17, 2022	$0.01
December 30, 2022	January 17, 2023	$0.25

Debt

As of December 31, 2022, our total indebtedness was approximately $4.6 billion, including approximately $2.1 billion of our Senior Notes, as disclosed above, and excluding approximately $169 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

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

Impairment of Long-Lived Assets with Finite Lives

We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive income (loss) as an impairment loss.

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

Interest Rate Risk

We are exposed to interest rate risk on our variable-rate debt. The interest rate on our variable-rate debt discussed below is based on the secured overnight financing rate ("SOFR"), so we are most vulnerable to changes in this rate.

The following table sets forth the contractual maturities and the total fair values as of December 31, 2022 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2023	2024	2025	2026	2027	Thereafter	Carrying Value	Fair Value
	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt	$863	$7	$657	$1,563	$30	$1,474	$4,594	$4,217
Average interest rate	4.18%	4.21%	7.47%	4.20%	5.37%	5.37%	5.04%
Variable-rate debt	$—	$—	$—	$50	$—	$—	$50	$50
Average interest rate	—%	—%	—%	6.22%	—%	—%	6.22%

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Park Hotels & Resorts Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Valuation of Property and Equipment

Description of the Matter

At December 31, 2022, the Company’s property and equipment, net balance was $8,301 million. As discussed in Note 2 of the consolidated financial statements, property and equipment is evaluated for recoverability based on expected future cash flows if there are indicators of potential impairment.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 23, 2023

PARK HOTELS & RESORTS INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Property and equipment, net	$8,301	$8,511
Investments in affiliates	1	15
Intangibles, net	43	44
Cash and cash equivalents	906	688
Restricted cash	33	75
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	129	96
Prepaid expenses	58	35
Other assets	46	69
Operating lease right-of-use assets	214	210
TOTAL ASSETS (variable interest entities – $237 and $237)	$9,731	$9,743
LIABILITIES AND EQUITY
Liabilities
Debt	$4,617	$4,672
Accounts payable and accrued expenses	220	156
Due to hotel managers	141	111
Other liabilities	228	174
Operating lease liabilities	234	227
Total liabilities (variable interest entities – $219 and $219)	5,440	5,340
Commitments and contingencies – refer to Note 15
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 224,573,858 shares issued and 224,061,745 shares outstanding as of December 31, 2022 and 236,888,804 shares issued and 236,483,990 shares outstanding as of December 31, 2021	2	2
Additional paid-in capital	4,321	4,533
Retained earnings (accumulated deficit)	16	(83)
Total stockholders' equity	4,339	4,452
Noncontrolling interests	(48)	(49)
Total equity	4,291	4,403
TOTAL LIABILITIES AND EQUITY	$9,731	$9,743

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rooms	$1,559	$870	$526
Food and beverage	606	251	189
Ancillary hotel	261	190	108
Other	75	51	29
Total revenues	2,501	1,362	852

Operating expenses
Rooms	408	254	193
Food and beverage	449	208	173
Other departmental and support	613	423	359
Other property-level	223	191	258
Management fees	115	59	30
Casualty and impairment loss, net	6	9	696
Depreciation and amortization	269	281	298
Corporate general and administrative	63	62	63
Acquisition costs	—	—	10
Other	72	49	36
Total expenses	2,218	1,536	2,116

Gain (loss) on sales of assets, net	13	(5)	62

Operating income (loss)	296	(179)	(1,202)

Interest income	13	1	2
Interest expense	(247)	(258)	(213)
Equity in earnings (losses) from investments in affiliates	15	(7)	(22)
Other gain (loss), net	96	(7)	(15)

Income (loss) before income taxes	173	(450)	(1,450)
Income tax (expense) benefit	—	(2)	6
Net income (loss)	173	(452)	(1,444)
Net (income) loss attributable to noncontrolling interests	(11)	(7)	4
Net income (loss) attributable to stockholders	$162	$(459)	$(1,440)

Other comprehensive income (loss), net of tax expense:
Currency translation adjustment, net of tax expense of $0	$—	$—	$4
Change in fair value of interest rate swap, net of tax expense of $0	—	2	(5)
Loss from interest rate swap reclassified into earnings	—	2	—
Total other comprehensive income (loss)	—	4	(1)
Comprehensive income (loss)	173	(448)	(1,445)
Comprehensive (income) loss attributable to noncontrolling interests	(11)	(7)	4
Comprehensive income (loss) attributable to stockholders	$162	$(455)	$(1,441)
Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.71	$(1.95)	$(6.11)
Earnings (loss) per share – Diluted	$0.71	$(1.95)	$(6.11)

Weighted average shares outstanding – Basic	228	236	236
Weighted average shares outstanding – Diluted	228	236	236

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net income (loss)	$173	$(452)	$(1,444)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	269	281	298
(Gain) loss on sales of assets, net	(13)	5	(62)
Casualty and impairment loss, net	6	9	696
Equity in (earnings) losses from investments in affiliates	(15)	7	22
Other (gain) loss, net	(90)	7	15
Share-based compensation expense	17	19	20
Amortization of deferred financing costs	10	12	9
Distributions from unconsolidated affiliates	7	—	5
Deferred income taxes	(2)	(1)	(30)
Changes in operating assets and liabilities:
Accounts receivable, net	(33)	(70)	152
Prepaid expenses	(23)	4	44
Other assets	32	(12)	(22)
Accounts payable and accrued expenses	44	—	(51)
Due to hotel managers	30	23	(71)
Other liabilities	(4)	27	(21)
Other	1	4	2
Net cash provided by (used in) operating activities	409	(137)	(438)
Investing Activities:
Capital expenditures for property and equipment	(168)	(54)	(86)
Proceeds from asset dispositions, net	143	454	207
Proceeds from the sale of investments in affiliates, net	101	—	1
Insurance proceeds for property damage claims	—	4	1
Distributions from unconsolidated affiliates	11	—	—
Contributions to unconsolidated affiliates	—	(6)	(4)
Purchase of investment security, net	—	(4)	—
Net cash provided by investing activities	87	394	119
Financing Activities:
Proceeds from issuance of Senior Notes	—	750	1,376
Borrowings from credit facilities	50	—	1,000
Repayments of credit facilities	(78)	(1,193)	(1,099)
Proceeds from issuance of mortgage debt	30	14	—
Repayments of mortgage debt	(64)	(20)	(6)
Debt issuance costs	(11)	(15)	(39)
Dividends paid	(7)	—	(241)
Distributions to noncontrolling interests, net	(10)	(6)	(1)
Tax withholdings on share-based compensation	(3)	(5)	(10)
Repurchase of common stock	(227)	—	(66)
Net cash (used in) provided by financing activities	(320)	(475)	914
Net increase (decrease) in cash and cash equivalents and restricted cash	176	(218)	595
Cash and cash equivalents and restricted cash, beginning of period	763	981	386
Cash and cash equivalents and restricted cash, end of period	$939	$763	$981

For supplemental disclosures, refer to Note 16: “Supplemental Disclosures of Cash Flow Information”

Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling
	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests	Total
Balance as of December 31, 2019	239	$2	$4,575	$1,922	$(3)	$(45)	$6,451
Share-based compensation, net	1	—	10	—	—	—	10
Net loss	—	—	—	(1,440)	—	(4)	(1,444)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Dividends and dividend equivalents(1)	—	—	—	(106)	—	—	(106)
Repurchase of common stock	(4)	—	(66)	—	—	—	(66)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2020	236	2	4,519	376	(4)	(50)	4,843
Share-based compensation, net	—	—	14	—	—	—	14
Net (loss) income	—	—	—	(459)	—	7	(452)
Other comprehensive income	—	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2021	236	2	4,533	(83)	—	(49)	4,403
Share-based compensation, net	—	—	15	—	—	—	15
Net income	—	—	—	162	—	11	173
Dividends and dividend equivalents(1)	—	—	—	(63)	—	—	(63)
Repurchase of common stock	(12)	—	(227)	—	—	—	(227)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance as of December 31, 2022	224	$2	$4,321	$16	$—	$(48)	$4,291

(1) Dividends declared per common share were $0.45 and $0.28 for the years ended December 31, 2020 and December 31, 2022, respectively.

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

On May 5, 2019, the Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Domestic Sub LLC, a wholly owned subsidiary of PK Domestic (“Merger Sub”) entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Chesapeake Lodging Trust (“Chesapeake”). On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Chesapeake merged with and into Merger Sub (the “Merger”) and each of Chesapeake’s common shares of beneficial interest, $0.01 par value per share, was converted into $11.00 in cash and 0.628 of a share of our common stock. No fractional shares of our common stock were issued in the Merger. The value of any fractional interests to which a Chesapeake shareholder would otherwise have been entitled was paid in cash.

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests of our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT structure ("UPREIT"). Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.

The novel strain of coronavirus and the disease it causes (“COVID-19”) presented ongoing challenges in 2022; however, we have witnessed widespread improvements across our portfolio throughout the year. The increase in vaccination rates and easing or removal of COVID-19 restrictions have increased travel and hospitality spending, improving occupancy, Average Daily Rate (“ADR”) and Revenue per Available Room (“RevPAR”) at our hotels, resulting in the reopening of all our previously suspended hotels as of May 2022. We have relied on the performance of our hotels and active asset management to mitigate the effects of inflation and continued to experience improvements in leisure, group and business transient demand, including improvement in our urban hotels during 2022.

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

We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of comprehensive income (loss) within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.

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

Our proportionate share of earnings (losses) from our equity method investments is presented as equity in earnings (losses) from investments in affiliates in our consolidated statements of comprehensive income (loss). Distributions from investments in affiliates are presented as an operating activity in our consolidated statements of cash flows when such distributions are a return on investment. Distributions from investments in affiliates are recorded as an investing activity in our consolidated statements of cash flows when such distributions are a return of investment.

We assess the recoverability of our equity method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings (losses) from investments in affiliates in our consolidated statements of comprehensive income (loss).

Non-controlling Interests

We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in net income (loss) in our consolidated statements of comprehensive income (loss).

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

We had two reporting units, consolidated and unconsolidated hotels, to which goodwill had been allocated. Certain of the entities that are included in our consolidated financial statements were consolidated subsidiaries of our Parent at the time of its predecessor’s merger with an affiliate of The Blackstone Group L.P. (“Blackstone Merger”). Our Parent allocated goodwill to us based on the relative fair value of our properties compared to that of Parent’s ownership segment as of the date of the Blackstone Merger. We reviewed the carrying value of goodwill by comparing the carrying value of a reporting unit to its fair value, as determined by us. The valuation was based on internal projections of expected future cash flows and operating plans, as well as market conditions relative to the operations of our reporting unit. We determined that the carrying value of our consolidated and unconsolidated hotel reporting units exceeded their respective estimated fair value and fully impaired our remaining goodwill balance, recognizing an impairment loss of $607 million in the first quarter of 2020 included within casualty and impairment loss, net in our consolidated statements of comprehensive income (loss).

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

We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of comprehensive income (loss).

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

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

Revenue Recognition

Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues primarily relate to support services we provide to Hilton Grand Vacations (“HGV”), in addition to revenue from our laundry business prior to permanently suspending operations in 2020. Hotel operating revenues are disaggregated into room revenue, food and beverage revenue, ancillary hotel revenue and other revenue on the consolidated statements of comprehensive income (loss) to illustrate how economic factors affect the nature, amount and timing, and uncertainty of revenue and cash flows. Rooms revenue is recognized over time when rooms are occupied and food and beverage revenue is recognized at a point in time when goods and services have been delivered or rendered. Ancillary hotel revenue and other revenue is generally recognized at a point in time as goods and services are delivered or rendered.

We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price. If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheet. Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2022 and 2021 was $103 million and $87 million, respectively, and are generally recognized as revenue within a one-year period. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive income (loss).

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

Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 related to our REIT activities other than taxes related to our sale of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017). We were subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off, which ended in January 2022. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

We account for income taxes using the asset and liability method. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, to recognize the deferred tax assets and liabilities that relate to tax consequences in future years, which result from differences between the respective tax basis of assets and liabilities and their financial reporting amounts, and to recognize tax loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the respective temporary differences or operating loss or tax credit carry forwards are expected to be recovered or settled. The realization of deferred tax assets and tax loss and tax credit carry forwards is contingent upon the generation of future taxable income and other restrictions that may exist under the tax laws of the jurisdiction in which a deferred tax asset exists. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

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

Note 3: Dispositions and Acquisitions

Dispositions

During the year ended December 31, 2022, we sold the five consolidated hotels listed in the table below and received total gross proceeds of approximately $149 million. We recognized a net gain of approximately $15 million, which is included in gain (loss) on sales of assets, net in our consolidated statements of comprehensive income (loss).

Hotel	Location	Month Sold
Hampton Inn & Suites Memphis – Shady Grove	Memphis, Tennessee	April 2022
Hilton Chicago/Oak Brook Suites	Chicago, Illinois	May 2022
Homewood Suites by Hilton Seattle Convention Center Pike Street	Seattle, Washington	June 2022
Hilton Garden Inn Chicago/Oakbrook Terrace	Chicago, Illinois	July 2022
Hilton Garden Inn LAX/El Segundo	El Segundo, California	September 2022

In June 2022, we sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront for gross proceeds of $157 million. Our gross proceeds were reduced by $55 million for our share of the mortgage debt in the joint venture. We recognized a gain of approximately $92 million, net of selling costs, which is included in other gain (loss), net in our consolidated statements of comprehensive income (loss). Additionally, in October 2022, the joint ventures that own and operate the DoubleTree Hotel Las Vegas Airport sold the hotel for gross proceeds of approximately $22 million, and our pro-rata share of the gross proceeds was approximately $11 million. We recognized a gain of approximately $9 million, which is included in equity in earnings (losses) from investments in affiliates in our consolidated statements of comprehensive income (loss).

During the year ended December 31, 2021, we sold the five consolidated hotels listed in the table below, received total gross proceeds of approximately $477 million and recognized a net $5 million loss due to selling costs, which is included in gain (loss) on sale of assets, net in our consolidated statements of comprehensive income (loss). In addition, we recognized a $5 million impairment loss from the classification of the Hotel Adagio, Autograph Collection, as held for sale at June 30, 2021, as the selling costs reduced the gross proceeds to less than the net book value of the property, which is included in casualty and impairment loss, net in our consolidated statements of comprehensive income (loss).

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

In February 2020, we sold the Embassy Suites Washington DC Georgetown and our interests in the entity that owns the Hilton São Paulo Morumbi for total gross proceeds of $208 million and recognized a gain, net of selling costs, of $63 million on these hotels, which is included in gain (loss) on sales of assets, net in our consolidated statements of comprehensive income (loss). Additionally, the net gain includes the reclassification of a currency translation adjustment of $7 million from accumulated other comprehensive loss into earnings concurrent with the sale of the Hilton São Paulo Morumbi.

Acquisitions

Merger with Chesapeake

For the year ended December 31, 2020, we incurred an additional $9 million in acquisition costs in connection with the Merger, primarily related to transfer taxes based on new information received during 2020. which is included in acquisition costs in our consolidated statements of comprehensive income (loss).

Note 4: Property and Equipment

Property and equipment were:

	December 31,
	2022	2021
	(in millions)
Land	$3,317	$3,333
Buildings and leasehold improvements	6,512	6,606
Furniture and equipment	994	1,005
Construction-in-progress	201	82
	11,024	11,026
Accumulated depreciation and amortization	(2,723)	(2,515)
	$8,301	$8,511

Depreciation of property and equipment was $268 million, $281 million and $297 million during the years ended December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2021, we recognized $5 million of impairment losses related to one of our hotels classified as held for sale as of June 30, 2021, which was subsequently sold in July 2021, as the estimated selling costs were expected to reduce the gross proceeds below the net book value of the property.

For the year ended December 31, 2020, we recognized $90 million of impairment losses, primarily related to one of our hotels, which was triggered based on the effects of COVID-19 and our forecasted cash flows were insufficient to cover the carrying value of the asset.

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

	December 31,
	2022	2021
	(in millions)
Property and equipment, net	$208	$209
Cash and cash equivalents	21	18
Restricted cash	2	6
Accounts receivable, net	4	3
Prepaid expenses	2	1
Debt	205	208
Accounts payable and accrued expenses	8	7
Due to hotel manager	2	1
Other liabilities	4	3

Unconsolidated Entities

Investments in affiliates were:

		December 31,
	Ownership %	2022	2021
		(in millions)
Hilton San Diego Bayfront(1)	25%	—	11
All others (4 and 5 hotels)(2)	20% - 50%	1	4
		$1	$15

(1) In June 2022, we sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Dispositions and Acquisitions" for additional information.

(2) In October 2022, the joint ventures that own and operate the DoubleTree Hotel Las Vegas Airport sold the hotel. Refer to Note 3: "Dispositions and Acquisitions" for additional information.

The affiliates in which we own investments accounted for under the equity method had total debt of approximately $721 and $943 million as of December 31, 2022 and 2021, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

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

Intangible assets were:

	December 31,
	2022	2021
	(in millions)
Air rights contract	45	45
Other	7	8
Accumulated amortization	(9)	(9)
	$43	$44

As of December 31, 2022, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2023	$1
2024	1
2025	1
2026	1
2027	1
Thereafter	38
$43

Note 7: Debt

Debt balances and associated interest rates as of December 31, 2022 were:

			Principal balance as of
	Interest Rate at December 31, 2022	Maturity Date	December 31, 2022	December 31, 2021
			(in millions)
SF Mortgage Loan	4.11%	November 2023	$725	$725
HHV Mortgage Loan	4.20%	November 2026	1,275	1,275
Other mortgage loans(1)	Average rate of 4.35%	2023 to 2027(2)	469	503
Revolver(3)	SOFR + 2.10%	December 2026	50	—
2019 Term Facility(4)	N/A	August 2024	—	78
2025 Senior Notes	7.50%	June 2025	650	650
2028 Senior Notes	5.88%	October 2028	725	725
2029 Senior Notes	4.88%	May 2029	750	750
			4,644	4,706
Add: unamortized premium			3	4
Less: unamortized deferred financing costs and discount			(30)	(38)
			$4,617	$4,672

(1) In December 2022, we fully repaid the $26 million mortgage loan secured by the Hilton Checkers Los Angeles.

(2) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of December 31, 2022, Park had not received notice from the lender.

(3) As of December 31, 2022, we had approximately $900 million of available capacity under our revolving credit facility ("Revolver").

(4) In December 2022, the 2019 Term Facility was fully repaid.

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

Our mortgage loans, which are associated with our three consolidated VIEs and mortgage loans acquired through the Merger, bear interest at either a fixed-rate or variable rate. Certain of our mortgage loans require interest-only loan payments through their respective maturity dates, and the remaining mortgage loans require payments of both principal and interest on a monthly basis.

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2022 and December 31, 2021, our consolidated balance sheets included $6 million and $60 million of restricted cash, respectively, related to our mortgage loans. The $92 million held by the lenders of the HHV Mortgage Loan and the mortgage loan secured by the Hilton Denver City Center was released to us during the third quarter upon submission of the certificates reflecting compliance with financial ratios of these loans.

Credit Facilities

2016 Term Loan and Revolver

In December 2016, we entered into a credit agreement (“Original Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility included a $1 billion Revolver, which was increased to $1.075 billion in September 2020, and a term loan due December 2021 ("2016 Term Loan"). In March 2020, we fully drew down our $1 billion Revolver as a precautionary measure to increase liquidity and preserve financial flexibility in connection with the economic effect of COVID-19. We subsequently fully repaid the then outstanding balance under our Revolver using proceeds from: (i) the issuance of $2.1 billion of senior notes, (ii) the sales of consolidated hotels and (iii) existing cash. We also used proceeds from the issuance of the $725 million of senior notes due 2028 (“2028 Senior Notes”) to repay all of the amounts outstanding under our 2016 Term Loan. In September 2020, we extended $901 million of the commitments under the Revolver to December 2023, and the remaining $174 million of commitments under the Revolver matured in December 2021.

In December 2022, we amended and restated the Original Credit Agreement ("Credit Agreement"). The Credit Agreement provides aggregate commitments of $950 million for the Revolver, which can be increased by up to $500 million with lender approval, and matures on December 1, 2026, with the ability to extend its maturity by one year as (i) a one-year extension or (ii)

two six-month extensions. Borrowings under the Revolver bear interest based upon the secured overnight financing rate ("SOFR") plus a credit spread adjustment of 0.1%, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage. The Credit Agreement also contains certain financial covenants including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio, certain of which were adjusted to revised levels through the end of the first quarter of 2024. The Credit Agreement allows us to conduct share repurchases, subject to compliance with the financial covenants, and released all collateral securing the Revolver and Senior Notes. The Credit Agreement restricts activities of the Company, including our ability to grant liens on certain properties, mergers, affiliate transactions, asset sales and the payment of dividends and distributions (except to the extent required to maintain REIT status and certain other agreed exceptions). Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount. As of December 31, 2022, we had approximately $4 million outstanding on a standby letter of credit. We used $50 million of the Revolver, together with cash on hand, to fully repay the $78 million balance on our 2019 Term Facility. We capitalized $9 million of issuance costs during the year ended December 31, 2022.

2019 Term Facility

In advance of the Merger, in August 2019, the Company, our Operating Company and PK Domestic entered into the 2019 Term Facility with Bank of America, N.A. as administrative agent, and certain other financial institutions party thereto as lenders. The 2019 Term Facility provided for $950 million unsecured delayed draw term loan commitments to fund the Merger. The 2019 Term Facility included a $100 million two-year delayed draw term loan tranche, which was unfunded and the commitments thereunder terminated on September 18, 2019, and a $850 million five-year delayed draw term loan tranche, which has a scheduled maturity date of August 2024. On September 18, 2019, the five-year tranche was fully drawn to fund the Merger of which $180 million was prepaid in December 2019. During the year ended December 31, 2021, we repaid $592 million of the 2019 Term Facility using proceeds from the issuance of $750 million of senior notes due 2029 ("2029 Senior Notes") and from the sales of consolidated hotels during 2021. In December 2022, we used $50 million of the Revolver, together with cash on hand, to fully repay the $78 million balance on our 2019 Term Facility.

In connection with the Merger, we assumed an interest rate swap from Chesapeake, which was designated as a cash flow hedge, to hedge the interest rate risk on a portion of the 2019 Term Facility. The interest rate swap, which matured on April 2022, required us to pay fixed interest of 1.86% per annum on a notional amount of $225 million, in exchange for floating rate interest equal to one-month LIBOR. In September 2021, following partial repayments of the 2019 Term Facility, we partially terminated the swap to reduce the notional amount to $78 million (the then outstanding balance of the 2019 Term Facility) and removed the designation of the swap as a cash flow hedge.

Senior Notes

2025 Senior Notes

In May 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $650 million of senior notes due 2025 ("2025 Senior Notes"). We used $219 million of the net proceeds to repay a portion of the then outstanding balance under our Revolver, $69 million to partially repay the 2016 Term Loan and the remainder was used for general corporate purposes. The 2025 Senior Notes bear interest at a rate of 7.500% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2020. The 2025 Senior Notes will mature on June 1, 2025. We capitalized $13 million of issuance costs during the year ended December 31, 2020.

We may redeem the 2025 Senior Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after June 1, 2024, we may redeem the 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

2028 Senior Notes

In September 2020, our Operating Company, PK Domestic LLC and the PK Finance issued an aggregate of $725 million of 2028 Senior Notes. The 2028 Senior Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2021. Net proceeds were used to repay the 2016 Term Loan in full and to repay $80 million of the then outstanding balance under our Revolver. We capitalized $13 million of issuance costs during the year ended December 31, 2020.

We may redeem the 2028 Senior Notes at any time prior to October 1, 2023, in whole or in part, at a redemption price equal to 100

% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus a make-whole premium. On or after October 1, 2023, we may redeem the 2028 Senior Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after October 1, 2025, we may redeem the 2028 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before October 1, 2023, we may redeem up to 40% of the 2028 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 105.875% of the principal amount redeemed.

2029 Senior Notes

In May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of 2029 Senior Notes. Net proceeds were used to repay $564 million of the then outstanding balance under our Revolver and $173 million of the 2019 Term Facility. The 2029 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2021. The 2029 Senior Notes will mature on May 15, 2029. We capitalized $13 million of issuance costs during the year ended December 31, 2021.

We may redeem the 2029 Senior Notes at any time prior to May 15, 2024, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date plus a make-whole premium. On or after May 15, 2024, we may redeem the 2029 Senior Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after May 15, 2026, we may redeem the 2029 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, before May 15, 2024, we may redeem up to 40% of the 2029 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 104.875% of the principal amount redeemed.

Indentures

The 2025 Senior Notes, 2028 Senior Notes and 2029 Senior Notes (collectively, the “Senior Notes”) are guaranteed by us and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facility. The guarantees are full and unconditional and joint and several. The Senior Notes are no longer secured following the amendment and restatement of the Original Credit Agreement in December 2022, at which time all collateral securing the Revolver and Senior Notes was released. The indentures governing the Senior Notes contain customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that we believe is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100 million, plus 95% of our cumulative Funds From Operations (as defined in the indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indentures require our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2022 were:

Year	(in millions)
2023	$863
2024	7
2025	657
2026	1,613
2027	30
Thereafter(1)	1,474
$4,644

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 8: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2022		December 31, 2021
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$692	$725	$733
HHV Mortgage Loan	3	1,275	1,142	1,275	1,282
Other mortgage loans	3	469	435	503	491
2019 Term Facility	3	—	—	78	76
Revolver	3	50	50	—	—
2025 Senior Notes	1	650	652	650	688
2028 Senior Notes	1	725	661	725	761
2029 Senior Notes	1	750	635	750	771

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

The future minimum rent payments under our current leases, due in each of the next five years and thereafter as of December 31, 2022, were:

Operating Leases
Year	(in millions)
2023	$24
2024	24
2025	27
2026	18
2027	19
Thereafter	345
Total minimum rent payments	457
Less: imputed interest	223
Total operating lease liabilities	$234

As of December 31, 2022 and 2021, the weighted average remaining operating lease term was 26.0 years and 26.9 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities was 5.6% and 5.3%, respectively.

The components of rent expense, which are primarily included in other property-level expenses in our consolidated statements of comprehensive income (loss), as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in millions)
Operating lease expense	$28	$29	$30
Variable lease expense	13	4	2
Operating cash flows for operating leases	29	30	28
Operating lease right-of-use asset reassessment(1)	(4)	—	—

(1) For the year ended December 31, 2022, amount represents a reduction to our right-of-use assets and lease liability due to a change in discount rate upon a lease remeasurement.

Note 10: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our qualifying REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 related to our REIT activities other than taxes related to our sale of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017).

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

Our tax provision includes U.S. federal, state and foreign income taxes payable. The domestic and foreign components of income (loss) before income taxes were:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S. income (loss) before tax	$173	$(450)	$(1,449)
Foreign loss before tax	—	—	(1)
Income (loss) before income taxes	$173	$(450)	$(1,450)

The components of our provision (benefit) for income taxes were:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
U.S. Federal	$1	$5	$1
State	1	(2)	3
Foreign	—	—	20
Total current	2	3	24
Deferred:
U.S. Federal	—	(1)	(29)
State	(2)	—	—
Foreign	—	—	(1)
Total deferred	(2)	(1)	(30)
Total provision (benefit) for income taxes	$—	$2	$(6)

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Statutory U.S. federal income tax provision (benefit)	$36	$(94)	$(306)
State income taxes, net of U.S. federal tax benefit	1	—	1
Foreign income tax expense, net	—	—	19
Change in deferred tax asset valuation allowance	4	(22)	71
Tax rate change	—	—	(7)
REIT income not subject to tax	(39)	116	221
Derecognition and remeasurement of deferred taxes	(2)	(1)	(35)
Recognized built-in gain tax	—	—	29
Other	—	3	1
Provision (benefit) for income taxes	$—	$2	$(6)

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2022	2021
	(in millions)
Deferred income tax assets(1)	$—	$1
Deferred income tax liabilities(2)	(9)	(9)
Net deferred tax liability	$(9)	$(8)

(1) Included within other assets in our consolidated balance sheets, net of valuation allowance.

(2) Included within other liabilities in our consolidated balance sheets.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$53	$51
Deferred income	4	5
Accrued compensation	2	2
Other	7	7
Total gross deferred tax assets	66	65
Less: valuation allowance	(59)	(55)
Deferred tax assets	7	10
Deferred tax liabilities:
Property and equipment	(3)	(4)
Investments	(9)	(9)
Accrued compensation	(4)	(5)
Deferred tax liabilities	(16)	(18)
Net deferred tax liability	$(9)	$(8)

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of approximately $1.8 billion, which resulted in deferred tax assets of $53 million. Our U.S. federal net operating loss carryforwards of approximately $696 million are not subject to expiration. Our U.S. state net operating loss carryforwards of approximately $1.1 billion will begin to expire in 2025.

For periods ended prior to January 4, 2017, Hilton filed income tax returns for us, with U.S. federal, state and foreign jurisdictions. Hilton is under regular and recurring audit by the Internal Revenue Service on open tax positions. The timing of the resolution of tax audits is highly uncertain, as are the amounts, if any, that may ultimately be paid upon such resolution. Changes may result from the conclusion of ongoing audits, appeals or litigation in U.S. federal, state, local, and foreign tax jurisdictions or from the resolution of various proceedings between the U.S. and foreign tax authorities. As of December 31, 2022, Hilton remains subject to U.S. federal examinations from 2005 through 2017. Various income tax returns for Hilton filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities. We may be subject to U.S. federal, state and foreign examinations for periods ending after January 4, 2017.

We made no cash distributions to our stockholders in 2021. The cash distributions to stockholders in 2022 and 2020 are characterized, for U.S. federal income tax purposes, as follows:

	Year Ended December 31,
	2022	2020
Common distributions (per share):
Ordinary dividends	$0.000000	$0.244571
Capital gain distributions(1)	0.280000	0.205429

(1) Capital gain distribution disclosure pursuant to Treasury Regulation §1.1061-6(c). The following additional information relates to the capital gain distributions for calendar year 2022 and 2020, as reported on Park Hotels & Resorts Inc. Form 1099-DIV, Box 2a. For purposes of Internal Revenue Code Section 1061, which is generally applicable to direct and indirect holders of “applicable partnership interests”: (i) the “One Year Amounts” are $0.000000 and $0.205429 per share, and (ii) the “Three Year Amounts” are $0.000000 and $0.205429 per share, with respect to the 2022 and 2020 capital gain distributions, respectively.

Note 11: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (“2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (as amended and restated from time to time, the “2017 Director Plan”). The 2017 Employee Plan provides that a maximum of 8,000,000 shares of our common stock may be issued, and as of December 31, 2022, 2,312,448 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of December 31, 2022, 395,081 shares of common stock remain available for future issuance. For the years ended December 31, 2022, 2021 and 2020, we recognized $17 million, $19 million and $20 million of share-based compensation expense, respectively. As of December 31, 2022, unrecognized compensation expense was $17 million, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2022, 2021 and 2020 was $7 million, $18 million and $27 million, respectively.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	557,245	$29.10
Granted	672,689	18.18
Vested	(333,685)	25.67
Forfeited	(61,991)	28.97
Unvested at December 31, 2020	834,258	21.68
Granted	434,486	20.52
Vested	(456,357)	19.08
Forfeited	(23,065)	22.45
Unvested at December 31, 2021	789,322	22.52
Granted	471,614	18.16
Vested	(378,605)	22.51
Forfeited	(38,485)	20.28
Unvested at December 31, 2022	843,846	$20.19

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of December 31, 2022, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the years ended December 31, 2022, 2021 and 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	574,797	$32.82
Granted	1,641,117	14.39
Vested	(973,891)	20.00
Forfeited	(163,468)	17.34
Unvested at December 31, 2020	1,078,555	18.70
Granted	327,416	27.16
Vested	(428,255)	16.33
Forfeited	(5,642)	20.29
Unvested at December 31, 2021	972,074	22.59
Granted	393,225	21.93
Forfeited	(166,974)	34.47
Unvested at December 31, 2022	1,198,325	$20.71

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility(1)	57.5%	60.0%	22.0% - 65.0%
Dividend yield(2)	—	—	—
Risk-free rate	1.7%	0.2% - 0.3%	0.3% - 1.5%
Expected term	3 years	3 years	1 - 4 years

(1) The weighted average expected volatility for the years ended December 31, 2022, 2021 and 2020 was 57.5%, 60.0% and 46.2%, respectively.

(2) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.
Note 12: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$162	$(459)	$(1,440)
Denominator:
Weighted average shares outstanding – basic	228	$236	$236
Unvested restricted shares	—	$—	$—
Weighted average shares outstanding – diluted	228	$236	$236

Earnings (loss) per share – Basic(1)	$0.71	$(1.95)	$(6.11)
Earnings (loss) per share – Diluted(1)	$0.71	$(1.95)	$(6.11)

(1) Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2022, 2021 and 2020 because their effect would have been anti-dilutive.

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

We also have franchise agreements for 4 hotels. The franchise agreements have an initial term of 13 to 20 years and cannot be extended without the franchisor’s consent.

Marketing Fees

Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $45 million, $26 million and $15 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive income (loss).

Employee Cost Reimbursements

We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $117 million, $55 million and $57 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive income (loss) based upon the nature of services provided by such employees.

Note 14: Business Segment Information

As of December 31, 2022, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus, excluded in management's analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:

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

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income (loss) to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Total consolidated hotel revenue	$2,426	$1,311	$823
Other revenues	75	51	29
Total revenues	$2,501	$1,362	$852

Net income (loss)	$173	$(452)	$(1,444)
Other revenues	(75)	(51)	(29)
Casualty and impairment loss, net	6	9	696
Depreciation and amortization expense	269	281	298
Corporate general and administrative expense(1)	63	62	61
Acquisition costs	—	—	10
Other operating expenses	72	49	36
(Gain) loss on sales of assets, net	(13)	5	(62)
Interest income	(13)	(1)	(2)
Interest expense	247	258	213
Equity in (earnings) losses from investments in affiliates	(15)	7	22
Income tax expense (benefit)	—	2	(6)
Other (gain) loss, net	(96)	7	15
Severance expense	—	—	33
Other items	12	1	12
Hotel Adjusted EBITDA	$630	$177	$(147)

(1) Excludes severance expense.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	December 31,
	2022	2021
	(in millions)
Consolidated hotels	$9,726	$9,724
All other	5	19
Total assets	$9,731	$9,743

Note 15: Commitments and Contingencies

As of December 31, 2022, we had outstanding commitments under third-party contracts of approximately $121 million for capital expenditures at our properties, of which $57 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovating guestrooms, existing meeting space, lobbies and golf course. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of December 31, 2022 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of: (i) the deposit required from Hilton by the ATO to further contest the claim and (ii) certain out-of-pocket expenses incurred by Hilton.

Note 16: Supplemental Disclosures of Cash Flow Information

Interest paid during the years ended December 31, 2022, 2021 and 2020, was $245 million, $242 million and $187 million, respectively.

We paid $7 million, $31 million and $23 million in income taxes during the years ended December 31, 2022, 2021 and 2020, respectively.

Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $33 million, $11 million and $6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The following non-cash financing activity was excluded from the consolidated statements of cash flows:

During the year ended December 31, 2022:

•
We declared $56 million of dividends that were unpaid and accrued as of December 31, 2022.

Note 17: Subsequent Events

In January 2023, we repurchased an additional 2.5 million shares of our common stock for a total purchase price of $30 million.

In February 2023, we sold the 508-room Hilton Miami Airport for gross proceeds of $118.25 million, or $233,000 per key, and utilized a portion of the net proceeds to fully repay the $50 million outstanding under our Revolver.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2022

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—		$38	$56	$7	$85	$40	$111	$35	$186	$(50)	1949	10/24/2007	3 - 40 years
DoubleTree Hotel Durango	—		—	—	2	5	—	2	5	7	(5)	1985	10/24/2007	3 - 40 years
DoubleTree Hotel Ontario Airport	30		14	58	3	20	13	64	18	95	(38)	1974	10/24/2007	3 - 40 years
DoubleTree Hotel San Diego – Mission Valley	—		—	—	2	17	—	10	9	19	(13)	1989	10/24/2007	3 - 40 years
DoubleTree Hotel San Jose	—		15	67	5	26	15	82	16	113	(45)	1980	10/24/2007	3 - 40 years
DoubleTree Hotel Seattle Airport	—		—	—	11	27	—	11	27	38	(33)	1969	10/24/2007	3 - 40 years
DoubleTree Hotel Sonoma Wine Country	—		—	—	4	11	—	6	9	15	(12)	1977	10/24/2007	3 - 40 years
Embassy Suites Austin Downtown South Congress	—		—	45	2	18	—	57	8	65	(39)	1983	10/24/2007	3 - 40 years
Embassy Suites Phoenix—Airport	—		—	15	1	(16)	—	—	—	—	—	1986	10/24/2007	3 - 40 years
Hilton Boston Logan Airport	—		—	108	6	31	—	130	15	145	(55)	1999	10/24/2007	3 - 40 years
Hilton Chicago	—		69	233	12	177	70	368	53	491	(173)	1927	10/24/2007	3 - 40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275		925	807	17	389	964	1,077	97	2,138	(503)	1961	10/24/2007	3 - 40 years
Hilton McLean Tysons Corner	—		50	82	3	(14)	23	55	43	121	(67)	1987	10/24/2007	3 - 40 years
Hilton New Orleans Riverside	—		89	217	3	98	90	269	48	407	(142)	1977	10/24/2007	3 - 40 years
Hilton Oakland Airport	—		—	13	3	1	—	9	8	17	(11)	1970	10/24/2007	3 - 40 years
Hilton Salt Lake City Center	—		—	—	10	19	—	8	21	29	(24)	2002	10/24/2007	3 - 40 years
Hilton San Francisco Union Square	725	(2)	113	232	16	138	114	342	43	499	(159)	1964	10/24/2007	3 - 40 years
Hilton Santa Barbara Beachfront Resort	162		71	50	2	43	71	75	20	166	(40)	1986	10/24/2007	3 - 40 years
Hilton Seattle Airport & Conference Center	—		—	70	3	16	—	80	9	89	(42)	1961	10/24/2007	3 - 40 years
Hilton Short Hills	—		59	54	3	(91)	13	10	2	25	(2)	1988	10/24/2007	3 - 40 years
Hilton Waikoloa Village	—		160	340	25	(63)	110	291	61	462	(172)	1988	10/24/2007	3 - 40 years
New York Hilton Midtown	—		1,096	542	13	135	1,043	655	88	1,786	(305)	1963	10/24/2007	3 - 40 years
DoubleTree Hotel Washington DC – Crystal City	—		43	95	2	49	43	127	19	189	(69)	1982	12/14/2007	3 - 40 years
Hilton Miami Airport	—		64	36	3	39	64	61	17	142	(41)	1984	12/14/2007	3 - 40 years
DoubleTree Hotel Spokane City Center	14		3	24	2	12	3	30	8	41	(15)	1986	1/1/2010	3 - 40 years
Hilton Orlando Lake Buena Vista	—		—	137	10	40	—	156	31	187	(74)	1983	8/30/2010	3 - 40 years
Embassy Suites Kansas City – Plaza	—		—	26	1	4	—	28	3	31	(22)	1973	7/25/2014	3 - 40 years
Signia by Hilton Orlando Bonnet Creek	—		15	377	31	101	18	474	32	524	(94)	2009	2/12/2015	3 - 40 years

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation

(Dollars in millions)

December 31, 2022

			Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances		Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(1)	Life Upon Which Depreciation is Computed
Parc 55 San Francisco – A Hilton Hotel	$—	(2)	$175	$315	$32	$20	$175	$329	$38	$542	$(100)	1984	2/12/2015	3 - 40 years
Waldorf Astoria Orlando	—		34	274	29	22	34	289	36	359	(95)	2009	2/12/2015	3 - 40 years
Casa Marina Key West, Curio Collection	—		164	174	9	13	164	184	12	360	(47)	1920	2/17/2015	3 - 40 years
The Reach Key West, Curio Collection	—		57	67	3	18	57	79	9	145	(20)	1970	2/17/2015	3 - 40 years
Juniper Hotel Cupertino, Curio Collection	—		40	64	8	—	40	65	7	112	(19)	1973	6/2/2015	3 - 40 years
Boston Marriott Newton	—		24	74	15	2	24	75	16	115	(16)	1969	9/18/2019	3 - 40 years
Hilton Checkers Los Angeles	—		19	44	7	2	19	46	7	72	(7)	1927	9/18/2019	3 - 40 years
Hilton Denver City Center	56		14	163	21	—	14	163	21	198	(25)	1982	9/18/2019	3 - 40 years
Hyatt Centric Fisherman’s Wharf	—		33	122	11	1	33	123	11	167	(21)	1990	9/18/2019	3 - 40 years
Hyatt Regency Boston	132		—	177	14	1	—	178	14	192	(28)	1985	9/18/2019	3 - 40 years
Hyatt Regency Mission Bay Spa and Marina	—		5	118	15	3	5	120	16	141	(20)	1961	9/18/2019	3 - 40 years
JW Marriott San Francisco Union Square	—		—	191	13	2	—	193	13	206	(23)	1987	9/18/2019	3 - 40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—		16	139	12	4	16	142	13	171	(20)	1926	9/18/2019	3 - 40 years
W Chicago – City Center	75		20	76	14	1	20	77	14	111	(13)	1928	9/18/2019	3 - 40 years
W Chicago – Lakeshore	—		22	58	8	2	22	59	9	90	(13)	1965	9/18/2019	3 - 40 years
Total	$2,469		$3,447	$5,740	$413	$1,408	$3,317	$6,710	$981	$11,008	$(2,712)

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

(2) Single $725 million CMBS loan secured by Hilton San Francisco Union Square and Parc 55 San Francisco – A Hilton Hotel.

Park Hotels & Resorts Inc.

Schedule III

Real Estate and Accumulated Depreciation—(continued)

(Dollars in millions)

December 31, 2022

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of period	$11,010	$11,376	$11,566
Additions during period:
Capital expenditures	188	62	66
Transfer to real estate assets (1)	—	83	—
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(190)	(511)	(250)
Foreign exchange effect	—	—	(6)
Balance at end of period	$11,008	$11,010	$11,376

(1) During 2021, four of our hotels that were previously managed by us were transitioned to a third-party hotel management company.

(B) The change in accumulated depreciation for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of period	$2,504	$2,241	$2,038
Additions during period:
Depreciation expense	267	280	294
Transfer to real estate assets (1)	—	30	—
Deductions during period:
Dispositions, including casualty losses	(59)	(47)	(89)
Foreign exchange effect	—	—	(2)
Balance at end of period	$2,712	$2,504	$2,241

(1) During 2021, four of our hotels that were previously managed by us were transitioned to a third-party hotel management company.

(C) The aggregate cost of real estate for U.S. federal income tax purposes is approximately $6.288 billion as of December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

4.5*

First Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of May 14, 2021 among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

4.6*

First Supplemental Indenture, dated as of May 7, 2021, to the Indenture dated as of September 18, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

4.7*

Second Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of September 18, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels &

Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

4.8*

First Supplemental Indenture, dated as of May 7, 2021, to the Indenture dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

4.9*

Second Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

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

10.10	Form of CEO Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.11	Form of CEO Amended and Restated Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 2, 2022).†

10.12	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.13	Form of Executive Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.14	Form of Executive Amended and Restated Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 2, 2022).†

10.15	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.16	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†

10.17	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.18	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.19

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed on February 28, 2019). †

10.20

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of January 25, 2019) (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed on February 28, 2019). †

10.21

Amended and Restated Credit Agreement, dated as of December 1, 2022, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC. Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders and agents (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed December 2, 2022).

10.22	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.23	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.24

Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.25

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

10.27

Increasing Lender Supplement, dated as of September 14, 2020, among Park Intermediate Holdings LLC, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on September 14, 2020).

10.28	Form of CEO PSU Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.29	Form of Executive PSU Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.30

Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (as amended and restated as of April 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 4, 2021). †

10.31

Amended and Restated Credit Agreement, dated as of December 1, 2022, by and among Park Hotels & Resorts Inc., PK Domestic Property LLC, Park Intermediate Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders and agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 2, 2022).

10.32

Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2022) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 25, 2022). †

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

Park Hotels & Resorts Inc.

Date: February 23, 2023	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas J. Baltimore, Jr., Sean M. Dell’Orto and Nancy M. Vu, and each of them (with full power to act alone), the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2023
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 23, 2023
Patricia M. Bedient

/s/ Thomas D. Eckert	Director	February 23, 2023
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 23, 2023
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 23, 2023
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 23, 2023
Joseph I. Lieberman

/s/ Thomas A. Natelli	Director	February 23, 2023
Thomas A. Natelli

/s/ Timothy J. Naughton	Director	February 23, 2023
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 23, 2023
Stephen I. Sadove