Form 10-Q
period 2023-03-31
Park Hotels & Resorts Inc.
filed 2023-05-01
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of common stock outstanding on April 25, 2023 was 215,629,872.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Property and equipment, net	$8,198	$8,301
Intangibles, net	43	43
Cash and cash equivalents	842	906
Restricted cash	33	33
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	130	129
Prepaid expenses	55	58
Other assets	42	47
Operating lease right-of-use assets	210	214
TOTAL ASSETS (variable interest entities – $231 and $237)	$9,553	$9,731
LIABILITIES AND EQUITY
Liabilities
Debt	$4,566	$4,617
Accounts payable and accrued expenses	244	220
Due to hotel managers	117	141
Other liabilities	207	228
Operating lease liabilities	231	234
Total liabilities (variable interest entities – $218 and $219)	5,365	5,440
Commitments and contingencies – refer to Note 11
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 216,317,656 shares issued and 215,630,695 shares outstanding as of March 31, 2023 and 224,573,858 shares issued and 224,061,745 shares outstanding as of December 31, 2022	2	2
Additional paid-in capital	4,216	4,321
Retained earnings	19	16
Total stockholders' equity	4,237	4,339
Noncontrolling interests	(49)	(48)
Total equity	4,188	4,291
TOTAL LIABILITIES AND EQUITY	$9,553	$9,731

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rooms	$382	$292
Food and beverage	181	110
Ancillary hotel	65	61
Other	20	16
Total revenues	648	479

Operating expenses
Rooms	107	85
Food and beverage	127	87
Other departmental and support	158	133
Other property-level	60	50
Management fees	30	22
Casualty loss	1	—
Depreciation and amortization	64	69
Corporate general and administrative	16	16
Other	20	16
Total expenses	583	478

Gain on sales of assets, net	15	—

Operating income	80	1

Interest income	10	—
Interest expense	(60)	(62)
Equity in earnings from investments in affiliates	4	—
Other gain, net	1	5

Income (loss) before income taxes	35	(56)
Income tax expense	(2)	—
Net income (loss)	33	(56)
Net income attributable to noncontrolling interests	—	(1)
Net income (loss) attributable to stockholders	$33	$(57)

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.15	$(0.24)
Earnings (loss) per share – Diluted	$0.15	$(0.24)

Weighted average shares outstanding – Basic	220	235
Weighted average shares outstanding – Diluted	221	235

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net income (loss)	$33	$(56)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	69
Gain on sales of assets, net	(15)	—
Casualty loss	1	—
Equity in earnings from investments in affiliates	(4)	—
Other gain, net	—	(1)
Share-based compensation expense	4	4
Amortization of deferred financing costs	2	3
Distributions from unconsolidated affiliates	6	—
Changes in operating assets and liabilities	13	25
Net cash provided by operating activities	104	44
Investing Activities:
Capital expenditures for property and equipment	(54)	(21)
Acquisitions, net	(11)	—
Proceeds from asset dispositions, net	116	—
Contributions to unconsolidated affiliates	(2)	—
Net cash provided by (used in) investing activities	49	(21)
Financing Activities:
Repayments of credit facilities	(50)	—
Repayments of mortgage debt	(2)	(2)
Debt issuance costs	(1)	(3)
Dividends paid	(56)	—
Distributions to noncontrolling interests, net	(1)	—
Tax withholdings on share-based compensation	(2)	(3)
Repurchase of common stock	(105)	(61)
Net cash used in financing activities	(217)	(69)
Net decrease in cash and cash equivalents and restricted cash	(64)	(46)
Cash and cash equivalents and restricted cash, beginning of period	939	763
Cash and cash equivalents and restricted cash, end of period	$875	$717

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$32	2

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

			Additional		Non-
	Common Stock		Paid-in	Retained	controlling
	Shares	Amount	Capital	Earnings	Interests	Total
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	—	2	—	2
Net income	—	—	—	33	—	33
Dividends and dividend equivalents(1)	—	—	—	(32)	—	(32)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Repurchase of common stock	(9)	—	(105)	—	—	(105)
Balance as of March 31, 2023	216	$2	$4,216	$19	$(49)	$4,188

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interests	Total
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	1	—	—	1
Net loss	—	—	—	(57)	1	(56)
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Repurchase of common stock	(3)	—	(61)	—	—	(61)
Balance as of March 31, 2022	233	$2	$4,473	$(142)	$(48)	$4,285

(1) Dividends declared per common share were $0.15 and $0.01 for the three months ended March 31, 2023 and 2022, respectively.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2023.

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

Reclassifications

Certain line items on the audited condensed consolidated balance sheet as of December 31, 2022 have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, contains a discussion of significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2022.

Note 3: Acquisitions and Dispositions

Acquisitions

In March 2023, we purchased two parcels of land, including all improvements, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.

Dispositions

In February 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118.25 million. We recognized a net gain of approximately $15 million, which is included in gain on sale of assets, net in our condensed consolidated statements of operations.

Note 4: Property and Equipment

Property and equipment were:

	March 31, 2023	December 31, 2022
	(in millions)
Land	$3,272	$3,317
Buildings and leasehold improvements	6,469	6,512
Furniture and equipment	993	994
Construction-in-progress	211	201
	10,945	11,024
Accumulated depreciation	(2,747)	(2,723)
	$8,198	$8,301

Depreciation of property and equipment was $64 million and $68 million during the three months ended March 31, 2023 and 2022, respectively.

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

	March 31, 2023	December 31, 2022
	(in millions)
Property and equipment, net	$208	$208
Cash and cash equivalents	14	21
Restricted cash	2	2
Accounts receivable, net	5	4
Prepaid expenses	2	2
Debt	204	205
Accounts payable and accrued expenses	9	8
Due to hotel manager	1	2
Other liabilities	4	4

Unconsolidated Entities

Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest, are accounted for under the equity method and had total debt of approximately $721 million as of both March 31, 2023 and December 31, 2022. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of March 31, 2023 were:

			Principal balance as of
	Interest Rate at March 31, 2023	Maturity Date	March 31, 2023	December 31, 2022
			(in millions)
SF Mortgage Loan(1)	4.11%	November 2023	$725	$725
HHV Mortgage Loan(1)	4.20%	November 2026	1,275	1,275
Other mortgage loans	Average rate of 4.35%	2023 to 2027(2)	467	469
Revolver(3)	SOFR + 2.10%	December 2026	—	50
2025 Senior Notes(4)	7.50%	June 2025	650	650
2028 Senior Notes(4)	5.88%	October 2028	725	725
2029 Senior Notes(4)	4.88%	May 2029	750	750
			4,592	4,644
Add: unamortized premium			2	3
Less: unamortized deferred financing costs and discount			(28)	(30)
			$4,566	$4,617

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of March 31, 2023, Park had not received notice from the lender.

(3) In February 2023, we fully repaid the $50 million outstanding balance under our revolving credit facility ("Revolver"). The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of March 31, 2023, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.

(4) In May and September 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. ("PK Finance") issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”).

We are required to deposit with lenders certain cash reserves for restricted uses. As of March 31, 2023 and December 31, 2022, our condensed consolidated balance sheets included $5 million and $6 million of restricted cash, respectively, related to our mortgage loans.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2023 were:

Year	(in millions)
2023	$861
2024	7
2025	657
2026	1,563
2027	30
Thereafter(1)	1,474
$4,592

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2023		December 31, 2022
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$697	$725	$692
HHV Mortgage Loan	3	1,275	1,138	1,275	1,142
Other mortgage loans	3	467	434	469	435
Revolver	3	—	—	50	50
2025 Senior Notes	1	650	660	650	652
2028 Senior Notes	1	725	668	725	661
2029 Senior Notes	1	750	646	750	635

Note 8: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. An amendment and restatement of the 2017 Employee Plan was approved by our Board of Directors in February 2023 and approved by our stockholders in April 2023 to, among other changes, increase the number of shares available to be issued by 6,070,000, from 8,000,000 to 14,070,000 shares. As of March 31, 2023, 1,429,141 shares of common stock remain available for future issuance, which excludes the 6,070,000 additional shares that were approved in April 2023. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of March 31, 2023, 383,258 shares of common stock remain available for future issuance. For both the three months ended March 31, 2023 and 2022, we recognized $4 million of share-based compensation expense. As of March 31, 2023, unrecognized compensation expense was $32 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for both the three months ended March 31, 2023 and 2022 was $6 million.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	843,846	$20.19
Granted	566,259	13.79
Vested	(447,467)	20.97
Forfeited	(6,961)	15.99
Unvested at March 31, 2023	955,677	$16.07

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of March 31, 2023, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	1,198,325	$20.71
Granted	590,425	19.96
Forfeited	(261,554)	24.80
Unvested at March 31, 2023	1,527,196	$19.72

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	48.0%
Dividend yield(1)	—
Risk-free rate	4.3%
Expected term	3 years

(1) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 9: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$33	$(57)
Denominator:
Weighted average shares outstanding – basic	220	235
Unvested restricted shares	1	—
Weighted average shares outstanding – diluted	221	235

Earnings (loss) per share – Basic(1)	$0.15	$(0.24)
Earnings (loss) per share – Diluted(1)	$0.15	$(0.24)

(1) Per share amounts are calculated based on unrounded numbers.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2023 and 2022 because their effect would have been anti-dilutive.

Note 10: Business Segment Information

As of March 31, 2023, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day to day operating decisions and evaluations of our operating performance against other companies within our industry:

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

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues:
Total consolidated hotel revenues	$628	$463
Other revenues	20	16
Total revenues	$648	$479

Net income (loss)	$33	$(56)
Other revenues	(20)	(16)
Depreciation and amortization expense	64	69
Corporate general and administrative expense	16	16
Casualty loss	1	—
Other operating expenses	20	16
Gain on sales of assets, net	(15)	—
Interest income	(10)	—
Interest expense	60	62
Equity in earnings from investments in affiliates	(4)	—
Income tax expense	2	—
Other gain, net	(1)	(5)
Other items	6	3
Hotel Adjusted EBITDA	$152	$89

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	March 31, 2023	December 31, 2022
	(in millions)
Consolidated hotels	$9,549	$9,726
All other	4	5
Total assets	$9,553	$9,731

Note 11: Commitments and Contingencies

As of March 31, 2023, we had outstanding commitments under third-party contracts of approximately $168 million for capital expenditures at our properties, of which $51 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $39 million relates to the complete renovation of all guestrooms, public spaces, and hotel infrastructure at the Casa Marina Key West, Curio Collection, and $30 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of March 31, 2023 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2022.

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

All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 46 hotels, consisting of premium-branded hotels and resorts with over 29,000 rooms, of which approximately 88% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.

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

Recent Events

In February 2023, we sold the 508-room Hilton Miami Airport hotel for gross proceeds of $118.25 million, or $233,000 per key, and utilized a portion of the net proceeds to fully repay the $50 million outstanding under our revolving credit facility ("Revolver").

In March 2023, we purchased two parcels of land, including all improvements, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and we intend to develop an additional tower on the acquired parcels as part of the Hilton Hawaiian Village Waikiki Beach Resort.

During the three months ended March 31, 2023, we repurchased approximately 8.8 million shares of our common stock for a total purchase price of $105 million.

Outlook

Current economic challenges have affected discretionary spending and travel, including supply chain disruptions and increased inflation. Inflationary concerns may affect both consumer sentiment and demand for travel, as well as increase labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation and current macroeconomic uncertainty, including recent pressures on the banking and financial industry. During the first quarter of 2023, we have continued to experience improvements in leisure, group and business transient demand, including our urban hotels. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, such as increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue through the remainder of 2023 based on current demand trends and as demand from international travel is expected to improve during the second half of 2023.

Key Business Metrics Used by Management

Occupancy

Occupancy represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable average daily rate ("ADR") levels as demand for rooms increases or decreases.

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

Revenue per Available Room

Revenue per available room ("RevPAR") represents rooms revenue divided by the total number of room nights available to guests for a given period. We consider RevPAR to be a meaningful indicator of our performance as it provides a metric correlated to two primary and key factors of operations at a hotel or group of hotels: occupancy and ADR. RevPAR is also a useful indicator in measuring performance over comparable periods.

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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus, excluded from management's analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:

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

The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income (loss)	$33	$(56)
Depreciation and amortization expense	64	69
Interest income	(10)	—
Interest expense	60	62
Income tax expense	2	—
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	3	1
EBITDA	152	76
Gain on sales of assets, net	(15)	—
Share-based compensation expense	4	4
Casualty loss	1	—
Other items	4	2
Adjusted EBITDA	146	82
Less: Adjusted EBITDA from investments in affiliates	(7)	(5)
Add: All other(1)	13	12
Hotel Adjusted EBITDA	$152	$89

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

The following table provides a reconciliation of Net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$33	$(57)
Depreciation and amortization expense	64	69
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	(15)	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(4)	—
Pro rata FFO of investments in affiliates	5	2
Nareit FFO attributable to stockholders	82	13
Casualty loss	1	—
Share-based compensation expense	4	4
Other items	5	1
Adjusted FFO attributable to stockholders	$92	$18
Nareit FFO per share – Diluted(1)	$0.37	$0.05
Adjusted FFO per share – Diluted(1)	$0.42	$0.08

(1) Per share amounts are calculated based on unrounded numbers.

Results of Operations

Property dispositions have had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below. Since January 1, 2022, we have disposed of six consolidated hotels. The results of operations of these hotels are included in our consolidated results only during our period of ownership.

Hotel Revenues and Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$382	$292	$90	$(11)	$101
Food and beverage revenue	181	110	71	(1)	72
Ancillary hotel revenue	65	61	4	(1)	5
Rooms expense	107	85	22	(2)	24
Food and beverage expense	127	87	40	(1)	41
Other departmental and support expense	158	133	25	(4)	29
Other property-level expense	60	50	10	(1)	11
Management fees expense	30	22	8	(1)	9

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the three months ended March 31, 2023, as well as the change for each segment compared to the same period in 2022 are as follows:

	Three Months Ended March 31,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$125	$73	$52	$(2)	$54
Transient rooms revenue	229	199	30	(9)	39
Contract rooms revenue	20	14	6	—	6
Other rooms revenue	8	6	2	—	2
Rooms revenue	$382	$292	$90	$(11)	$101

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

Market-Specific Conditions

The increases in hotel revenues and operating expenses from other factors were primarily a result of significant occupancy and ADR increases in certain of our largest markets during the three months ended March 31, 2023 compared to the same period in 2022, with our San Francisco, Hawaii and New York markets experiencing the most significant changes. Combined occupancy and ADR at our San Francisco hotels increased 23.3 percentage points and 45.7%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022, as a result of an increase in both group and transient demand, coupled with the reopening of Parc 55 San Francisco - a Hilton Hotel in May 2022. Combined occupancy and ADR at our two Hawaii hotels increased 10.6 percentage points and 10.4%, respectively, for the three months ended March 31, 2023 compared to same period in 2022, driven by an increase in domestic transient demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 12.3 percentage points and 13.5%, respectively. The New York Hilton Midtown benefited from increases in both group and transient demand resulting in increases in occupancy and ADR of 35.2 percentage points and 4.2%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022.

Other revenue and Other operating expense

During the three months ended March 31, 2023, other revenue and other operating expense both increased by $4 million compared to the same period in 2022, primarily due to increases in support services revenue and expense from the hotels that have service arrangements with Hilton Grand Vacations.

Corporate general and administrative

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
General and administrative expenses	$11	$10	10.0%
Share-based compensation expense	4	4	—
Other items(1)	1	2	(50.0)
Total corporate general and administrative	$16	$16	—%

(1) Consists primarily of disposition costs.

Gain on sales of assets, net

During the three months ended March 31, 2023, we recognized a net gain of $15 million from the sale of one consolidated hotel.

Non-operating Income and Expenses

Interest income

Interest income increased $10 million during the three months ended March 31, 2023 compared to the same period in 2022 as a result of an increase in cash coupled with an increase in interest rates.

Interest expense

Interest expense decreased during the three months ended March 31, 2023 compared to the same period in 2022 as a result of the full repayments in December 2022 of our unsecured delayed draw term loan facility ("2019 Term Facility") and $26 million mortgage loan secured by the Hilton Checkers, partially offset by $50 million of borrowings under our Revolver in December 2022, which was subsequently repaid in February 2023. Interest expense associated with our debt for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
SF and HHV Mortgage Loans(1)	$21	$21	—%
Other mortgage loans	5	5	—
Revolver	1	1	—
2019 Term Facility(2)	—	1	(100.0)
2025 Senior Notes(3)	12	12	—
2028 Senior Notes(3)	11	11	—
2029 Senior Notes(3)	9	9	—
Other	1	2	(50.0)
Total interest expense	$60	$62	(3.2)%

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) In December 2022, we fully repaid our 2019 Term Facility.

(3) Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) in May 2020 issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and in September 2020 issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) and in May 2021 issued an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes"), collectively referred to as the "Senior Notes".

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2023, we had total cash and cash equivalents of $842 million and $33 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.

During the first quarter of 2023, we continued to experience improvements in leisure, group and business transient demand across our portfolio and expect the positive momentum to continue through the remainder of 2023 based on current demand trends and as demand from international travel is expected to improve during the second half of 2023. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.

With approximately $950 million available under our Revolver and $842 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next year and beyond. We have no significant maturities in 2023, except for the $725 million mortgage loan secured by the Hilton San Francisco Union Square and the Parc 55 Hotel San Francisco due in November 2023, which we expect to address by the end of the second quarter of 2023. We expect to fully repay the $75 million mortgage loan secured by the W Chicago – City Center, due in August 2023, prior to maturity with available cash on hand. Additionally, in February 2023, we fully repaid the $50 million outstanding under our Revolver with net proceeds from the sale of the Hilton Miami Airport hotel, which was sold for gross proceeds of $118.25 million, with the remaining proceeds used for general corporate purposes and stock repurchases. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

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

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $168 million for capital expenditures at our properties, of which $51 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $39 million relates to the complete renovation of all guestrooms, public spaces and hotel infrastructure at the Casa Marina Key West, Curio Collection, and $30 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2023, our Board of Directors terminated a previous stock repurchase program that was approved in February 2022 (the "February 2022 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025 (the "February 2023 Stock Repurchase Program" and collectively with the February 2022 Stock Repurchase Program the "Stock Repurchase Programs"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the three months ended March 31, 2023, we repurchased in aggregate under the Stock Repurchase Programs approximately 8.8 million shares of our common stock for a total purchase price of $105 million. As of March 31, 2023, $225 million remained available for stock repurchases under the February 2023 Stock Repurchase Program.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,
	2023	2022	Percent Change
	(in millions)
Net cash provided by operating activities	$104	$44	136.4%
Net cash provided by (used in) investing activities	49	(21)	333.3%
Net cash used in financing activities	(217)	(69)	214.5%

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $60 million increase in net cash provided by operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in cash from operations as a result of an increase in occupancy at our hotels.

Investing Activities

The $49 million in net cash provided by investing activities for the three months ended March 31, 2023 was primarily attributable to $116 million of net proceeds from the sale of one of our hotels partially offset by $65 million in capital expenditures and land acquisitions.

The $21 million in net cash used in investing activities for the three months ended March 31, 2022 was attributable to capital expenditures.

Financing Activities

The $217 million in net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to the repurchase of approximately 8.8 million shares of our common stock for $105 million, $56 million of dividends paid and $52 million of debt repayments.

The $69 million in net cash used in financing activities for the three months ended March 31, 2022 was primarily attributable to the repurchase of approximately 3.4 million shares of our common stock for $61 million.

Dividends

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. Therefore, as a general matter, after consideration of the allowable use of our net operating loss carryforward, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and, as a result, we will not be required to pay tax on our income. Consequently, before consideration of the use of any net operating loss carryforward, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.

We declared the following dividends to holders of our common stock during 2023:

Record Date	Payment Date	Dividend per Share
March 31, 2023	April 17, 2023	$0.15

Debt

As of March 31, 2023, our total indebtedness was approximately $4.6 billion, including approximately $2.1 billion of our Senior Notes, and excluding approximately $169 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Estimates

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the three months ended March 31, 2023, repurchases made pursuant to our stock repurchase programs were as follows:

hu

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2023 through January 31, 2023	2,536,900	$11.64	2,536,900	$43
February 1, 2023 through February 28, 2023	174,848	$13.78	—	$300
March 1, 2023 through March 31, 2023	6,278,600	$11.93	6,278,600	$225
Total	8,990,348		8,815,500

(1) The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

(2) The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.

(3) The stock repurchase program authorized on February 25, 2022, which allowed for the repurchase of up to $300 million of our common stock, was terminated on February 17, 2023 upon the authorization of a new $300 million stock repurchase program, which expires on February 21, 2025.

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

10.1

Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan (as Amended and Restated Effective as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2023).

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

Park Hotels & Resorts Inc.

Date: May 1, 2023	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 1, 2023	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)