Form 10-Q
period 2023-06-30
Park Hotels & Resorts Inc.
filed 2023-08-03
CIK 1617406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of common stock outstanding on July 28, 2023 was 215,733,384.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Property and equipment, net	$8,002	$8,301
Intangibles, net	43	43
Cash and cash equivalents	797	906
Restricted cash	45	33
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	134	129
Prepaid expenses	83	58
Other assets	35	47
Operating lease right-of-use assets	205	214
TOTAL ASSETS (variable interest entities – $241 and $237)	$9,344	$9,731
LIABILITIES AND EQUITY
Liabilities
Debt	$4,490	$4,617
Accounts payable and accrued expenses	279	220
Due to hotel managers	131	141
Other liabilities	203	228
Operating lease liabilities	228	234
Total liabilities (variable interest entities – $220 and $219)	5,331	5,440
Commitments and contingencies – refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 216,425,670 shares issued and 215,738,036 shares outstanding as of June 30, 2023 and 224,573,858 shares issued and 224,061,745 shares outstanding as of December 31, 2022	2	2
Additional paid-in capital	4,221	4,321
(Accumulated deficit) retained earnings	(165)	16
Total stockholders' equity	4,058	4,339
Noncontrolling interests	(45)	(48)
Total equity	4,013	4,291
TOTAL LIABILITIES AND EQUITY	$9,344	$9,731

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rooms	$442	$433	$824	$725
Food and beverage	178	173	359	283
Ancillary hotel	72	70	137	131
Other	22	19	42	35
Total revenues	714	695	1,362	1,174

Operating expenses
Rooms	117	98	224	183
Food and beverage	128	119	255	206
Other departmental and support	165	158	323	291
Other property-level	63	65	123	115
Management fees	34	32	64	54
Impairment and casualty loss	203	1	204	1
Depreciation and amortization	64	68	128	137
Corporate general and administrative	16	16	32	32
Other	22	18	42	34
Total expenses	812	575	1,395	1,053

(Loss) gain on sales of assets, net	—	(1)	15	(1)

Operating (loss) income	(98)	119	(18)	120

Interest income	10	1	20	1
Interest expense	(61)	(62)	(121)	(124)
Equity in earnings from investments in affiliates	3	5	7	5
Other gain, net	3	92	4	97

(Loss) income before income taxes	(143)	155	(108)	99
Income tax expense	(3)	(1)	(5)	(1)
Net (loss) income	(146)	154	(113)	98
Net income attributable to noncontrolling interests	(4)	(4)	(4)	(5)
Net (loss) income attributable to stockholders	$(150)	$150	$(117)	$93

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(0.70)	$0.66	$(0.54)	$0.40
(Loss) earnings per share – Diluted	$(0.70)	$0.66	$(0.54)	$0.40

Weighted average shares outstanding – Basic	215	228	217	232
Weighted average shares outstanding – Diluted	215	228	218	232

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net (loss) income	$(113)	$98
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128	137
(Gain) loss on sales of assets, net	(15)	1
Impairment and casualty loss	204	1
Equity in earnings from investments in affiliates	(7)	(5)
Other gain, net	—	(93)
Share-based compensation expense	9	9
Amortization of deferred financing costs	4	6
Distributions from unconsolidated affiliates	7	6
Changes in operating assets and liabilities	33	31
Net cash provided by operating activities	250	191
Investing Activities:
Capital expenditures for property and equipment	(124)	(52)
Acquisitions, net	(11)	—
Proceeds from asset dispositions, net	116	98
Proceeds from the sale of investments in affiliates, net	3	101
Contributions to unconsolidated affiliates	(4)	—
Net cash (used in) provided by investing activities	(20)	147
Financing Activities:
Repayments of credit facilities	(50)	—
Proceeds from issuance of mortgage debt	—	30
Repayments of mortgage debt	(80)	(34)
Debt issuance costs	(1)	(3)
Dividends paid	(88)	(2)
Distributions to noncontrolling interests, net	(1)	(4)
Tax withholdings on share-based compensation	(2)	(3)
Repurchase of common stock	(105)	(218)
Net cash used in financing activities	(327)	(234)
Net (decrease) increase in cash and cash equivalents and restricted cash	(97)	104
Cash and cash equivalents and restricted cash, beginning of period	939	763
Cash and cash equivalents and restricted cash, end of period	$842	$867

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$32	2

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(unaudited, in millions)

				Retained
			Additional	Earnings	Non-
	Common Stock		Paid-in	(Accumulated	controlling
	Shares	Amount	Capital	Deficit)	Interests	Total
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	—	2	—	2
Net income	—	—	—	33	—	33
Dividends and dividend equivalents(1)	—	—	—	(32)	—	(32)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Repurchase of common stock	(9)	—	(105)	—	—	(105)
Balance as of March 31, 2023	216	2	4,216	19	(49)	4,188
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(150)	4	(146)
Dividends and dividend equivalents(1)	—	—	—	(34)	—	(34)
Balance as of June 30, 2023	216	$2	$4,221	$(165)	$(45)	$4,013

				(Accumulated
			Additional	Deficit)	Non-
	Common Stock		Paid-in	Retained	controlling
	Shares	Amount	Capital	Earnings	Interests	Total
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	1	—	—	1
Net (loss) income	—	—	—	(57)	1	(56)
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Repurchase of common stock	(3)	—	(61)	—	—	(61)
Balance as of March 31, 2022	233	2	4,473	(142)	(48)	4,285
Share-based compensation, net		—	5	—	—	5
Net income	—	—	—	150	4	154
Dividends and dividend equivalents(1)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Repurchase of common stock	(8)	—	(157)	—	—	(157)
Balance as of June 30, 2022	225	$2	$4,321	$6	$(48)	$4,281

(1) Dividends declared per common share were $0.15 for each of the three months ended March 31, 2023 and June 30, 2023. Dividends declared per common share were $0.01 for each of the three months ended March 31, 2022 and June 30, 2022.

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

We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests of our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT ("UPREIT") structure. Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.

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

Note 3: Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2023, we acquired two parcels of land, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for a purchase price of approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.

Dispositions

During the six months ended June 30, 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118.25 million. We recognized a net gain of approximately $15 million, which is included in (loss) gain on sale of assets, net in our condensed consolidated statements of operations.

Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other gain, net in our condensed consolidated statement of operations.

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

Additionally, in June 2022, we sold our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront for gross proceeds of $157 million. Our gross proceeds were reduced by $55 million for our share of the mortgage debt in the joint venture. We recognized a gain of approximately $92 million, net of selling costs, which is included in other gain, net in our condensed consolidated statements of operations.

Note 4: Property and Equipment

Property and equipment were:

	June 30, 2023	December 31, 2022
	(in millions)
Land	$3,196	$3,317
Buildings and leasehold improvements	6,308	6,512
Furniture and equipment	965	994
Construction-in-progress	229	201
	10,698	11,024
Accumulated depreciation	(2,696)	(2,723)
	$8,002	$8,301

Depreciation of property and equipment was $64 million and $68 million during the three months ended June 30, 2023 and 2022, respectively, and $128 million and $136 million during the six months ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023, we recognized an approximately $202 million impairment loss related to one of the hotels securing our $725 million non-recourse CMBS loan as a result of a decision to cease making debt service payments that may result in us no longer owning the property and benefiting from the cash flow. Refer to Note 6: "Debt" and Note 7: "Fair Value Measurements" for additional information.

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

	June 30, 2023	December 31, 2022
	(in millions)
Property and equipment, net	$209	$208
Cash and cash equivalents	22	21
Restricted cash	2	2
Accounts receivable, net	5	4
Prepaid expenses	3	2
Debt	204	205
Accounts payable and accrued expenses	12	8
Due to hotel manager	1	2
Other liabilities	3	4

Unconsolidated Entities

Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest, are accounted for using the equity method and had total debt of approximately $721 million as of both June 30, 2023 and December 31, 2022. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt

Debt balances and associated interest rates as of June 30, 2023 were:

			Principal balance as of
	Interest Rate at June 30, 2023	Maturity Date	June 30, 2023	December 31, 2022
			(in millions)
SF Mortgage Loan(1)	7.11%(2)	November 2023	$725	$725
HHV Mortgage Loan(1)	4.20%	November 2026	1,275	1,275
Other mortgage loans(3)	Average rate of 4.37%	2023 to 2027(4)	389	469
Revolver(5)	SOFR + 2.10%	December 2026	—	50
2025 Senior Notes(6)	7.50%	June 2025	650	650
2028 Senior Notes(6)	5.88%	October 2028	725	725
2029 Senior Notes(6)	4.88%	May 2029	750	750
			4,514	4,644
Add: unamortized premium			1	3
Less: unamortized deferred financing costs and discount			(25)	(30)
			$4,490	$4,617

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 San Francisco – a Hilton Hotel ("SF Mortgage Loan") and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).

(2) In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received notice of default from the servicer. The stated rate is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. As a result, the lenders may seek any and all remedies legally available, including foreclosure. We are currently working in good faith with the SF Mortgage Loan's servicer to determine the most effective path forward, which is expected to result in ultimate removal of these hotels from our portfolio.

(3) In June 2023, we fully repaid the $75 million mortgage loan secured by the W Chicago – City Center.

(4) Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of June 30, 2023, Park had not received notice from the lender.

(5) In February 2023, we fully repaid the $50 million outstanding balance under our revolving credit facility ("Revolver"). The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of June 30, 2023, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.

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

We are required to deposit with lenders certain cash reserves for restricted uses. As of June 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included $14 million and $6 million of restricted cash, respectively, related to our mortgage loans. As of June 30, 2023, restricted cash included $13 million of hotel operating cash related to the default on our SF Mortgage Loan and the use of such funds is limited pursuant to the terms of the loan and associated agreements.

Debt Maturities

The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2023 were:

Year	(in millions)
2023	$783
2024	7
2025	657
2026	1,563
2027	30
Thereafter(1)	1,474
$4,514

(1) Assumes the exercise of all extensions that are exercisable solely at our option.

Note 7: Fair Value Measurements

We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.

The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2023		December 31, 2022
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$710	$725	$692
HHV Mortgage Loan	3	1,275	1,160	1,275	1,142
Other mortgage loans	3	389	364	469	435
Revolver	3	—	—	50	50
2025 Senior Notes	1	650	655	650	652
2028 Senior Notes	1	725	669	725	661
2029 Senior Notes	1	750	648	750	635

During the three months ended June 30, 2023, we recognized an impairment loss related to one of our hotels. The estimated value of the asset that was measured on a nonrecurring basis was:

	June 30, 2023
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$234	$202
Total	$234	$202

(1) Fair value as of June 30, 2023 was measured using significant unobservable inputs (Level 3). We estimated fair value of the asset using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 6.3%, and discount rate of 9.5%. The discount and terminal capitalization rates used for the fair values of the asset reflected the risk profile of the market where the property is located.

Note 8: Income Taxes

We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three or six months ended June 30, 2023 and 2022 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

During the six months ended June 30, 2023, we recognized income tax expense of $5 million, which is primarily related to taxable income from our TRSs.

Note 9: Share-Based Compensation

We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. An amendment and restatement of the 2017 Employee Plan was approved by our Board of Directors in February 2023 and approved by our stockholders in April 2023 to, among other changes, increase the number of shares available to be issued by 6,070,000, from 8,000,000 to 14,070,000 shares. As of June 30, 2023, 7,498,728 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of June 30, 2023, 274,939 shares of common stock remain available for future issuance. For both the three months ended June 30, 2023 and 2022, we recognized $5 million of share-based compensation expense and $9 million for both the six months ended June 30, 2023 and 2022. As of June 30, 2023, unrecognized compensation expense was $29 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for both the six months ended June 30, 2023 and 2022 was $7 million.

Restricted Stock Awards

Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	843,846	$20.19
Granted	674,991	13.44
Vested	(516,518)	20.67
Forfeited	(7,679)	15.75
Unvested at June 30, 2023	994,640	$15.39

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

Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of June 30, 2023, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	1,198,325	$20.71
Granted	590,425	19.96
Forfeited	(261,554)	24.80
Unvested at June 30, 2023	1,527,196	$19.72

The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	48.0%
Dividend yield(1)	—
Risk-free rate	4.3%
Expected term	3 years

(1) Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 10: Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(150)	$150	$(117)	$93
Denominator:
Weighted average shares outstanding – basic	215	228	217	232
Unvested restricted shares	—	—	1	—
Weighted average shares outstanding – diluted	215	228	218	232

(Loss) earnings per share – Basic(1)	$(0.70)	$0.66	$(0.54)	$0.40
(Loss) earnings per share – Diluted(1)	$(0.70)	$0.66	$(0.54)	$0.40

(1) Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2023 and 2022 because their effect would have been anti-dilutive.

Note 11: Business Segment Information

As of June 30, 2023, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day to day operating decisions and evaluations of our operating performance against other companies within our industry:

•
Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•
Costs associated with hotel acquisitions or dispositions expensed during the period;
•
Severance expense;
•
Share-based compensation expense;
•
Impairment losses and casualty gains or losses; and
•
Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenues:
Total consolidated hotel revenues	$692	$676	$1,320	$1,139
Other revenues	22	19	42	35
Total revenues	$714	$695	$1,362	$1,174

Net (loss) income	$(146)	$154	$(113)	$98
Other revenues	(22)	(19)	(42)	(35)
Depreciation and amortization expense	64	68	128	137
Corporate general and administrative expense	16	16	32	32
Impairment and casualty loss	203	1	204	1
Other operating expenses	22	18	42	34
Loss (gain) on sales of assets, net	—	1	(15)	1
Interest income	(10)	(1)	(20)	(1)
Interest expense	61	62	121	124
Equity in earnings from investments in affiliates	(3)	(5)	(7)	(5)
Income tax expense	3	1	5	1
Other gain, net	(3)	(92)	(4)	(97)
Other items	7	4	13	7
Hotel Adjusted EBITDA	$192	$208	$344	$297

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	June 30, 2023	December 31, 2022
	(in millions)
Consolidated hotels	$9,337	$9,726
All other	7	5
Total assets	$9,344	$9,731

Note 12: Commitments and Contingencies

As of June 30, 2023, we had outstanding commitments under third-party contracts of approximately $163 million for capital expenditures at our properties, of which $37 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $43 million relates to the complete renovation of all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, and $27 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of June 30, 2023 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the anticipated effects of the Company's decision to cease payments on its $725 million non-recourse CMBS loan secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel ("SF Mortgage Loan"), as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company's indebtedness, the completion of capital allocation priorities, the expected repurchase of the Company's stock, the impact to our business and financial condition and that of our hotel management companies, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.

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

Overview

We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently hold investments in entities that have ownership or leasehold interests in 45 hotels, consisting of premium-branded hotels and resorts with over 29,000 rooms, of which approximately 88% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.

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

Recent Events

In June 2023, we ceased making debt service payments towards the SF Mortgage Loan, which is scheduled to mature in November 2023, and we have received notice of default from the servicer. We intend to work in good faith with the SF Mortgage Loan's servicer to determine the most effective path forward, which is expected to result in the ultimate removal of the Hilton San Francisco Union Square and the Parc 55 San Francisco – a Hilton Hotel from our portfolio.

Outlook

Current economic challenges have affected discretionary spending and travel, including supply chain disruptions and increased inflation. Inflationary concerns may affect both consumer sentiment and demand for travel, as well as increased labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation and current macroeconomic uncertainty, including recent pressures on the banking and financial industry. During the second quarter of 2023, we have continued to experience improvements in leisure, group and business transient demand, including our urban hotels. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, such as further increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue through the remainder of 2023 based on current demand trends and as demand from international travel is expected to continue to improve during the second half of 2023.

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

Non-GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net (loss) income.

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA

EBITDA, presented herein, reflects net (loss) income excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates.

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

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net (loss) income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net (loss) income or other methods of analyzing our operating performance and results as reported under U.S. GAAP. Some of these limitations are:

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

The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net (loss) income	$(146)	$154	$(113)	$98
Depreciation and amortization expense	64	68	128	137
Interest income	(10)	(1)	(20)	(1)
Interest expense	61	62	121	124
Income tax expense	3	1	5	1
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	4	5	5
EBITDA	(26)	288	126	364
Loss (gain) on sales of assets, net	—	1	(15)	1
Gain on sale of investments in affiliates(1)	(3)	(92)	(3)	(92)
Share-based compensation expense	5	5	9	9
Impairment and casualty loss	203	1	204	1
Other items	8	4	12	6
Adjusted EBITDA	187	207	333	289
Less: Adjusted EBITDA from investments in affiliates	(8)	(11)	(15)	(16)
Add: All other(2)	13	12	26	24
Hotel Adjusted EBITDA	$192	$208	$344	$297

(1) Included in other gain, net.

(2) Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.

Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present Nareit FFO attributable to stockholders and Nareit FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from (used in) operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), as net (loss) income attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by Nareit in its December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do. We calculate Nareit FFO per diluted share as our Nareit FFO divided by the number of fully diluted shares outstanding during a given operating period.

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

The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(150)	$150	$(117)	$93
Depreciation and amortization expense	64	68	128	137
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Loss (gain) on sales of assets, net	—	1	(15)	1
Gain on sale of investments in affiliates(1)	(3)	(92)	(3)	(92)
Impairment loss	202	—	202	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(3)	(5)	(7)	(5)
Pro rata FFO of investments in affiliates	5	8	10	10
Nareit FFO attributable to stockholders	114	129	196	142
Casualty loss	1	1	2	1
Share-based compensation expense	5	5	9	9
Other items	9	4	14	5
Adjusted FFO attributable to stockholders	$129	$139	$221	$157
Nareit FFO per share – Diluted(2)	$0.53	$0.57	$0.90	$0.61
Adjusted FFO per share – Diluted(2)	$0.60	$0.61	$1.01	$0.68

(1) Included in other gain, net.

(2) Per share amounts are calculated based on unrounded numbers.

Results of Operations

Property dispositions have had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below. Since January 1, 2022, we have disposed of seven consolidated hotels. The results of operations of these hotels are included in our consolidated results only during our period of ownership.

Hotel Revenues and Operating Expenses

	Three Months Ended June 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$442	$433	$9	$(14)	$23
Food and beverage revenue	178	173	5	(3)	8
Ancillary hotel revenue	72	70	2	(1)	3
Rooms expense	117	98	19	(3)	22
Food and beverage expense	128	119	9	(2)	11
Other departmental and support expense	165	158	7	(5)	12
Other property-level expense	63	65	(2)	(1)	(1)
Management fees expense	34	32	2	—	2

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

	Six Months Ended June 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Rooms revenue	$824	$725	$99	$(24)	$123
Food and beverage revenue	359	283	76	(4)	80
Ancillary hotel revenue	137	131	6	(1)	7
Rooms expense	224	183	41	(5)	46
Food and beverage expense	255	206	49	(2)	51
Other departmental and support expense	323	291	32	(9)	41
Other property-level expense	123	115	8	(3)	11
Management fees expense	64	54	10	—	10

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the three and six months ended June 30, 2023, as well as the change for each segment compared to the same periods in 2022 are as follows:

	Three Months Ended June 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$131	$123	$8	$(2)	$10
Transient rooms revenue	278	283	(5)	(11)	6
Contract rooms revenue	23	18	5	(1)	6
Other rooms revenue	10	9	1	—	1
Rooms revenue	$442	$433	$9	$(14)	$23

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

	Six Months Ended June 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)
	(in millions)
Group rooms revenue	$256	$196	$60	$(4)	$64
Transient rooms revenue	507	482	25	(19)	44
Contract rooms revenue	43	32	11	(1)	12
Other rooms revenue	18	15	3	—	3
Rooms revenue	$824	$725	$99	$(24)	$123

(1) Change from other factors primarily relates to the market-specific conditions discussed below.

Market-Specific Conditions

The increases in hotel revenues and operating expenses from other factors were primarily a result of significant occupancy increases in certain of our largest markets during the three and six months ended June 30, 2023 compared to the same period in 2022, with our Hawaii, New York and Chicago markets experiencing the most significant changes. Combined occupancy and ADR at our two Hawaii hotels increased 6.1 percentage points and 3.5%, respectively, for the three months ended June 30, 2023 and 8.3 percentage points and 6.6%, respectively, for the six months ended June 30, 2023 compared to same periods in 2022, driven by an increase in domestic transient demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 9.0 percentage points and 8.8%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022. The New York Hilton Midtown benefited from increases in group and transient demand resulting in increases in occupancy of 17.6 percentage points and 26.3 percentage points for the three and six months ended June 30, 2023 compared to the same period in 2022. Combined occupancy and ADR at our Chicago hotels increased 9.0 percentage points and 7.6%, respectively, for the three months ended June 30, 2023 and 11.1 percentage points and 3.0%, respectively, for the six months ended June 30, 2023 compared to the same periods in 2022 due to increases in both group and transient demand. Additionally, for the six months ended June 30, 2023, hotel revenues and operating expenses for the Parc 55 San Francisco – a Hilton Hotel increased $20 million and $14 million, respectively, compared to the same period in 2022 as the hotel's operations were suspended until May 2022. These increases are partially offset by the impact from the suspension of operations at the Casa Marina Key West, Curio Collection, beginning in May 2023 due to renovations, which resulted in a decrease in hotel revenues of $10 million and $18 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

Other revenue and Other operating expense

During the three and six months ended June 30, 2023, other revenue increased by $3 million and $7 million, respectively, and other operating expense increased by $4 million and $8 million, respectively, due to an increase in business and related costs that are allocated to the Hilton Grand Vacations pursuant to service arrangements with certain of our hotels.

Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent Change	2023	2022	Percent Change
	(in millions)			(in millions)
General and administrative expenses	$10	$10	—%	$21	$20	5.0%
Share-based compensation expense	5	5	—	9	9	—
Other items(1)	1	1	—	2	3	(33.3)
Total corporate general and administrative	$16	$16	—%	$32	$32	—%

(1) Consists primarily of disposition and amortization of upfront cloud-computing costs.

Impairment and casualty loss

During the three months ended June 30, 2023, we recognized an impairment loss of approximately $202 million. Refer to Note 7: "Fair Value Measurements" for additional information.

(Loss) gain on sales of assets, net

During the six months ended June 30, 2023, we recognized a net gain of $15 million from the sale of one consolidated hotel.

Non-operating Income and Expenses

Interest income

Interest income increased $9 million and $19 million, respectively, during the three and six months ended June 30, 2023 compared to the same periods in 2022 as a result of an increase in cash coupled with an increase in interest rates.

Interest expense

Interest expense decreased for both the three and six months ended June 30, 2023 compared to the same period in 2022. Interest expense decreased due to the full repayments in December 2022 of our unsecured delayed draw term loan facility ("2019 Term Facility") and the $26 million mortgage loan secured by the Hilton Checkers, which was partially offset by an increase from accrued default interest in connection with the SF Mortgage Loan in June 2023 and the $50 million of borrowings under our Revolver in December 2022, which was subsequently repaid in February 2023. Interest expense associated with our debt for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percent Change	2023	2022	Percent Change
	(in millions)			(in millions)
SF and HHV Mortgage Loans(1)	$23	$21	9.5%	$44	$42	4.8%
Other mortgage loans	5	6	(16.7)	10	11	(9.1)
Revolver	1	—	100.0	2	1	100.0
2019 Term Facility(2)	—	—	—	—	1	(100.0)
2025 Senior Notes(3)	12	12	—	24	24	—
2028 Senior Notes(3)	10	10	—	21	21	—
2029 Senior Notes(3)	9	9	—	18	18	—
Other	1	4	(75.0)	2	6	(66.7)
Total interest expense	$61	$62	(1.6)%	$121	$124	(2.4)%

(1) In October 2016, we entered into a $725 million CMBS loan secured by the Hilton San Francisco Union Square and the Parc 55 San Francisco – a Hilton Hotel (“SF Mortgage Loan”) and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”). In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received notice of default from the servicer. The stated rate is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. As a result, the lenders may seek any and all remedies legally available, including foreclosure. We are currently working in good faith with the SF Mortgage Loan's servicer to determine the most effective path forward, which is expected to result in ultimate removal of these hotels from our portfolio.

(2) In December 2022, we fully repaid our 2019 Term Facility.

(3) Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) in May 2020 issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and in September 2020 issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) and in May 2021 issued an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes", collectively referred to as the "Senior Notes").

Other gain, net

During the three months ended June 30, 2023, we recognized a gain of approximately $4 million for an early termination fee received from the lessor to terminate the lease for the Embassy Suites Phoenix Airport hotel.

During the three and six months ended June 30, 2022, we recognized a gain of $92 million primarily due to the sale of our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Acquisitions and Dispositions" for additional information.

Income tax expense

During the six months ended June 30, 2023, we recognized income tax expense of $5 million, which is primarily related to taxable income from our TRSs.

Liquidity and Capital Resources

Overview

We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2023, we had total cash and cash equivalents of $797 million and $45 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. As of June 30, 2023, restricted cash included $13 million of hotel operating cash related to the default on our SF Mortgage Loan and the use of such funds is limited pursuant to the terms of the loan and associated agreements.

During the second quarter of 2023, we continued to experience improvements in leisure, group and business transient demand across our portfolio and expect the positive momentum to continue through the remainder of 2023 based on current demand trends and as demand from international travel is expected to continue to improve during the second half of 2023. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.

With approximately $950 million available under our Revolver and $797 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. We have no significant maturities in 2023, except for the SF Mortgage Loan due in November 2023, for which we ceased making debt service payments in June 2023. Failure to make debt service payments constitutes a default. We intend to work in good faith with the SF Mortgage Loan's servicer to determine the most effective path forward, which is expected to result in the ultimate removal of the Hilton San Francisco Union Square and the Parc 55 San Francisco – a Hilton Hotel from our portfolio. Additionally, in June 2023, we fully repaid the $75 million mortgage loan secured by the W Chicago – City Center, due in August 2023, with available cash on hand. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

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

Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $163 million for capital expenditures at our properties, of which $37 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $43 million relates to the complete renovation of all guestrooms, public spaces and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, and $27 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program

In February 2023, our Board of Directors terminated a previous stock repurchase program that was approved in February 2022 (the "February 2022 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025 (the "February 2023 Stock Repurchase Program" and collectively with the February 2022 Stock Repurchase Program the "Stock Repurchase Programs"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the six months ended June 30, 2023, we repurchased in aggregate under the Stock Repurchase Programs approximately 8.8 million shares of our common stock for a total purchase price of $105 million. As of June 30, 2023, $225 million remained available for stock repurchases under the February 2023 Stock Repurchase Program.

Sources and Uses of Our Cash and Cash Equivalents

The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2023	2022	Percent Change
	(in millions)
Net cash provided by operating activities	$250	$191	30.9%
Net cash (used in) provided by investing activities	(20)	147	113.6%
Net cash used in financing activities	(327)	(234)	39.7%

Operating Activities

Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $59 million increase in net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in cash from operations as a result of an increase in occupancy at our hotels.

Investing Activities

The $20 million in net cash used in investing activities for the six months ended June 30, 2023 was primarily attributable to $135 million in capital expenditures and land acquisitions, partially offset by $116 million of net proceeds from the sale of one of our hotels.

The $147 million in net cash provided by investing activities for the six months ended June 30, 2022 was primarily attributable to $199 million of net proceeds from the sale of three of our hotels and our ownership interests in the joint ventures that own and operate one hotel, partially offset by $52 million in capital expenditures.

Financing Activities

The $327 million in net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to $130 million of debt repayments, the repurchase of approximately 8.8 million shares of our common stock for $105 million and $88 million of dividends paid.

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

We declared the following dividends to holders of our common stock during 2023:

Record Date	Payment Date	Dividend per Share
March 31, 2023	April 17, 2023	$0.15
June 30, 2023	July 17, 2023	$0.15

Debt

As of June 30, 2023, our total indebtedness was approximately $4.5 billion, including approximately $2.1 billion of our Senior Notes and the $725 million SF Mortgage Loan on which we ceased making debt service payments in June 2023, and excluding approximately $169 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

During the six months ended June 30, 2023, repurchases made pursuant to our stock repurchase programs were as follows:

hu

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2023 through January 31, 2023	2,536,900	$11.64	2,536,900	$43
February 1, 2023 through February 28, 2023	174,848	$13.78	—	$300
March 1, 2023 through March 31, 2023	6,278,600	$11.93	6,278,600	$225
April 1, 2023 through April 30, 2023	105	$12.17	—	$225
May 1, 2023 through May 31, 2023	236	$12.40	—	$225
June 1, 2023 through June 30, 2023	332	$13.74	—	$225
Total	8,991,021		8,815,500

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

Item 3. Defaults Upon Senior Securities.

In June 2023, we ceased making debt service payments toward the $725 million SF Mortgage Loan, and we have received a notice of default from the servicer. As of August 3, 2023, the total arrearage related to the SF Mortgage Loan, including interest and fees was $12 million, of which $4 million is default interest. Recovery of default interest is non-recourse to the Company and thus, we do not intend to fund the default interest upon resolution with the loan's servicer. We intend to work in good faith with the SF Mortgage Loan's servicer to determine the most effective path forward, which is expected to result in the ultimate removal of the two Hilton San Francisco hotels from our portfolio. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A, filed on July 31, 2023).

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

Park Hotels & Resorts Inc.

Date: August 3, 2023	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)