Form 10-Q
period 2023-09-30
Park Hotels & Resorts Inc.
filed 2023-11-02
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to
Commission File Number 001-37795
___________________________________
Park Hotels & Resorts Inc.
(Exact name of Registrant as specified in its Charter)
___________________________________

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
___________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on October 27, 2023 was 209,983,724.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Property and equipment, net	$8,028	$8,301
Intangibles, net	42	43
Cash and cash equivalents	726	906
Restricted cash	60	33
Accounts receivable, net of allowance for doubtful accounts of $1 and $2	149	129
Prepaid expenses	63	58
Other assets	36	47
Operating lease right-of-use assets	201	214
TOTAL ASSETS (variable interest entities – $241 and $237)	$9,305	$9,731
LIABILITIES AND EQUITY
Liabilities
Debt	$4,490	$4,617
Accounts payable and accrued expenses	293	220
Due to hotel managers	136	141
Other liabilities	221	228
Operating lease liabilities	225	234
Total liabilities (variable interest entities – $218 and $219)	5,365	5,440
Commitments and contingencies – refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 210,672,182 shares issued and 209,983,781 shares outstanding as of September 30, 2023 and 224,573,858 shares issued and 224,061,745 shares outstanding as of December 31, 2022	2	2
Additional paid-in capital	4,151	4,321
(Accumulated deficit) retained earnings	(169)	16
Total stockholders' equity	3,984	4,339
Noncontrolling interests	(44)	(48)
Total equity	3,940	4,291
TOTAL LIABILITIES AND EQUITY	$9,305	$9,731
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rooms	$432	$428	$1,256	$1,153
Food and beverage	159	148	518	431
Ancillary hotel	66	67	203	198
Other	22	19	64	54
Total revenues	679	662	2,041	1,836

Operating expenses
Rooms	119	115	343	298
Food and beverage	122	115	377	321
Other departmental and support	161	162	484	453
Other property-level	59	58	182	173
Management fees	31	30	95	84
Casualty and impairment loss	—	3	204	4
Depreciation and amortization	65	67	193	204
Corporate general and administrative	18	16	50	48
Other	19	18	61	52
Total expenses	594	584	1,989	1,637

Gain on sales of assets, net	—	14	15	13

Operating income	85	92	67	212

Interest income	9	4	29	5
Interest expense	(65)	(61)	(186)	(185)
Equity in earnings from investments in affiliates	2	1	9	6
Other gain, net	—	1	4	98

Income (loss) before income taxes	31	37	(77)	136
Income tax benefit (expense)	—	3	(5)	2
Net income (loss)	31	40	(82)	138
Net income attributable to noncontrolling interests	(4)	(5)	(8)	(10)
Net income (loss) attributable to stockholders	$27	$35	$(90)	$128

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.13	$0.15	$(0.42)	$0.55
Earnings (loss) per share – Diluted	$0.13	$0.15	$(0.42)	$0.55

Weighted average shares outstanding – Basic	212	224	216	229
Weighted average shares outstanding – Diluted	212	224	216	229
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net (loss) income	$(82)	$138
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	193	204
Gain on sales of assets, net	(15)	(13)
Impairment and casualty loss	204	4
Equity in earnings from investments in affiliates	(9)	(6)
Other gain, net	—	(92)
Share-based compensation expense	14	13
Amortization of deferred financing costs	7	7
Distributions from unconsolidated affiliates	9	6
Changes in operating assets and liabilities	56	78
Net cash provided by operating activities	377	339
Investing Activities:
Capital expenditures for property and equipment	(195)	(104)
Acquisitions, net	(11)	—
Proceeds from asset dispositions, net	116	143
Proceeds from the sale of investments in affiliates, net	3	101
Contributions to unconsolidated affiliates	(4)	—
Net cash (used in) provided by investing activities	(91)	140
Financing Activities:
Repayments of credit facilities	(50)	—
Proceeds from issuance of mortgage debt	—	30
Repayments of mortgage debt	(82)	(36)
Debt issuance costs	(1)	(3)
Dividends paid	(120)	(5)
Distributions to noncontrolling interests, net	(4)	(7)
Tax withholdings on share-based compensation	(2)	(3)
Repurchase of common stock	(180)	(218)
Net cash used in financing activities	(439)	(242)
Net (decrease) increase in cash and cash equivalents and restricted cash	(153)	237
Cash and cash equivalents and restricted cash, beginning of period	939	763
Cash and cash equivalents and restricted cash, end of period	$786	$1,000

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$31	$2
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	—	2	—	2
Net income	—	—	—	33	—	33
Dividends and dividend equivalents(1)	—	—	—	(32)	—	(32)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Repurchase of common stock	(9)	—	(105)	—	—	(105)
Balance as of March 31, 2023	216	2	4,216	19	(49)	4,188
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(150)	4	(146)
Dividends and dividend equivalents(1)	—	—	—	(34)	—	(34)
Balance as of June 30, 2023	216	2	4,221	(165)	(45)	4,013
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	27	4	31
Dividends and dividend equivalents(1)	—	—	—	(31)	—	(31)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Repurchase of common stock	(6)	—	(75)	—	—	(75)
Balance as of September 30, 2023	210	$2	$4,151	$(169)	$(44)	$3,940

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	1	—	—	1
Net (loss) income	—	—	—	(57)	1	(56)
Dividends and dividend equivalents(2)	—	—	—	(2)	—	(2)
Repurchase of common stock	(3)	—	(61)	—	—	(61)
Balance as of March 31, 2022	233	2	4,473	(142)	(48)	4,285
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	150	4	154
Dividends and dividend equivalents(2)	—	—	—	(2)	—	(2)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Repurchase of common stock	(8)	—	(157)	—	—	(157)
Balance as of June 30, 2022	225	2	4,321	6	(48)	4,281
Share-based compensation, net	—	—	4	—	—	4
Net income	—	—	—	35	5	40
Dividends and dividend equivalents(2)	—	—	—	(3)	—	(3)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance as of September 30, 2022	225	$2	$4,325	$38	$(46)	$4,319
___________________________________
(1)Dividends declared per common share were $0.15 for each of the three months ended March 31, 2023, June 30, 2023 and September 30, 2023.
(2)Dividends declared per common share were $0.01 for each of the three months ended March 31, 2022, June 30, 2022 and September 30, 2022.
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
Note 3: Acquisitions and Dispositions
Acquisitions
In March 2023, we acquired two parcels of land, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for a purchase price of approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.
Dispositions
In February 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118.25 million. We recognized a net gain of approximately $15 million, which is included in gain on sales of assets, net in our condensed consolidated statements of operations.
Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other gain, net in our condensed consolidated statements of operations.
During the nine months ended September 30, 2022, we sold the five consolidated hotels listed in the table below and received total gross proceeds of approximately $149 million. We recognized a net gain of approximately $15 million, which is included in gain on sales of assets, net in our condensed consolidated statements of operations.

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

Note 4: Property and Equipment
Property and equipment were:

	September 30, 2023	December 31, 2022

	(in millions)
Land	$3,196	$3,317
Buildings and leasehold improvements	6,315	6,512
Furniture and equipment	983	994
Construction-in-progress	295	201
	10,789	11,024
Accumulated depreciation	(2,761)	(2,723)
	$8,028	$8,301
Depreciation of property and equipment was $65 million and $67 million during the three months ended September 30, 2023 and 2022, respectively, and $193 million and $203 million during the nine months ended September 30, 2023 and 2022, respectively.
For the nine months ended September 30, 2023, we recognized an impairment loss of approximately $202 million related to one of the hotels securing our $725 million non-recourse CMBS loan as a result of a decision to cease making debt service payments that we expect will result in us no longer owning the property and benefiting from the cash flow. Refer to Note 6: "Debt" and Note 7: "Fair Value Measurements" for additional information.
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

	September 30, 2023	December 31, 2022

	(in millions)
Property and equipment, net	$209	$208
Cash and cash equivalents	21	21
Restricted cash	3	2
Accounts receivable, net	6	4
Prepaid expenses	2	2
Debt	203	205
Accounts payable and accrued expenses	11	8
Due to hotel manager	1	2
Other liabilities	3	4
Unconsolidated Entities
Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest, are accounted for using the equity method and had total debt of approximately $721 million as of both September 30, 2023 and December 31, 2022. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt
Debt balances and associated interest rates as of September 30, 2023 were:

			Principal balance as of
	Interest Rate at September 30, 2023	Maturity Date	September 30, 2023	December 31, 2022

			(in millions)
SF Mortgage Loan(1)	7.11%(2)	November 2023	$725	$725
HHV Mortgage Loan(1)	4.20%	November 2026	1,275	1,275
Other mortgage loans(3)	Average rate of 4.37%	2024 to 2027(4)	387	469
Revolver(5)	SOFR + 2.10%	December 2026	—	50
2025 Senior Notes(6)	7.50%	June 2025	650	650
2028 Senior Notes(6)	5.88%	October 2028	725	725
2029 Senior Notes(6)	4.88%	May 2029	750	750
			4,512	4,644
Add: unamortized premium			1	3
Less: unamortized deferred financing costs and discount			(23)	(30)
			$4,490	$4,617
_____________________________________
(1)In October 2016, we entered into a $725 million CMBS loan ("SF Mortgage Loan") secured by the Hilton San Francisco Union Square and the Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") and a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received notice of default from the servicer. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. Refer to Note 13: "Subsequent Events" for additional information.
(3)In June 2023, we fully repaid the $75 million mortgage loan secured by the W Chicago – City Center.
(4)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of September 30, 2023, Park had not received notice from the lender.
(5)In February 2023, we fully repaid the $50 million outstanding balance under our revolving credit facility ("Revolver"). The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of September 30, 2023, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.
(6)In May and September 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. ("PK Finance") issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”).
We are required to deposit with lenders certain cash reserves for restricted uses. As of September 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included $27 million and $6 million of restricted cash, respectively, related to our mortgage loans. As of September 30, 2023, restricted cash included $26 million of cash related to the default on our SF Mortgage Loan and the use of such funds is limited pursuant to the terms of the loan and associated agreements.

Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2023 were:

Year	(in millions)
2023	$781
2024	7
2025	657
2026	1,563
2027	30
Thereafter(1)	1,474
$4,512
_____________________________________
(1)Assumes the exercise of all extensions that are exercisable solely at our option.
Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2023		December 31, 2022
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
SF Mortgage Loan	3	$725	$722	$725	$692
HHV Mortgage Loan	3	1,275	1,149	1,275	1,142
Other mortgage loans	3	387	357	469	435
Revolver	3	—	—	50	50
2025 Senior Notes	1	650	650	650	652
2028 Senior Notes	1	725	663	725	661
2029 Senior Notes	1	750	638	750	635
During the nine months ended September 30, 2023, we recognized an impairment loss related to one of our hotels. The estimated value of the asset that was measured on a nonrecurring basis was:

	September 30, 2023
	Fair Value	Impairment Loss

	(in millions)
Property and equipment(1)	$234	$202
Total	$234	$202
_____________________________________
(1)Fair value as of September 30, 2023 was measured using significant unobservable inputs (Level 3). We estimated fair value of the asset using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 6.3%, and discount rate of 9.5%. The discount and terminal capitalization rates used for the fair values of the asset reflected the risk profile of the market where the property is located.

Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three or nine months ended September 30, 2023 and 2022 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
During the nine months ended September 30, 2023, we recognized income tax expense of $5 million primarily related to taxable income from our TRSs.
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. An amendment and restatement of the 2017 Employee Plan was approved by our Board of Directors in February 2023 and approved by our stockholders in April 2023 to, among other changes, increase the number of shares available to be issued by 6,070,000, from 8,000,000 to 14,070,000 shares. As of September 30, 2023, 7,498,093 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of September 30, 2023, 263,524 shares of common stock remain available for future issuance. For the three months ended September 30, 2023 and 2022, we recognized $5 million and $4 million, respectively, of share-based compensation expense and $14 million and $13 million, respectively, for the nine months ended September 30, 2023 and 2022. As of September 30, 2023, unrecognized compensation expense was $24 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for both the nine months ended September 30, 2023 and 2022 was $7 million.
Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	843,846	$20.19
Granted	687,041	13.41
Vested	(530,137)	20.46
Forfeited	(13,251)	15.60
Unvested at September 30, 2023	987,499	$15.40
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
Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of September 30, 2023, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.
The following table provides a summary of PSUs for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	1,198,325	$20.71
Granted	590,425	19.96
Forfeited	(261,554)	24.80
Unvested at September 30, 2023	1,527,196	$19.72
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	48.0%
Dividend yield(1)	—
Risk-free rate	4.3%
Expected term	3 years
_____________________________________
(1)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.
Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$27	$35	$(90)	$128
Earnings attributable to participating securities	—	—	(1)	—
Net income (loss) attributable to stockholders , net of earnings allocated to participating securities	27	35	(91)	128
Denominator:
Weighted average shares outstanding – basic	212	224	216	229
Unvested restricted shares	—	—	—	—
Weighted average shares outstanding – diluted	212	224	216	229

Earnings (loss) per share – Basic(1)	$0.13	$0.15	$(0.42)	$0.55
Earnings (loss) per share – Diluted(1)	$0.13	$0.15	$(0.42)	$0.55
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2023 and 2022 because their effect would have been anti-dilutive.

Note 11: Business Segment Information
As of September 30, 2023, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day to day operating decisions and evaluations of our operating performance against other companies within our industry:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.
The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Revenues:
Total consolidated hotel revenues	$657	$643	$1,977	$1,782
Other revenues	22	19	64	54
Total revenues	$679	$662	$2,041	$1,836

Net income (loss)	$31	$40	$(82)	$138
Other revenues	(22)	(19)	(64)	(54)
Depreciation and amortization expense	65	67	193	204
Corporate general and administrative expense	18	16	50	48
Casualty and impairment loss	—	3	204	4
Other operating expenses	19	18	61	52
Gain on sales of assets, net	—	(14)	(15)	(13)
Interest income	(9)	(4)	(29)	(5)
Interest expense	65	61	186	185
Equity in earnings from investments in affiliates	(2)	(1)	(9)	(6)
Income tax (benefit) expense	—	(3)	5	(2)
Other gain, net	—	(1)	(4)	(98)
Other items	8	4	21	11
Hotel Adjusted EBITDA	$173	$167	$517	$464

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	September 30, 2023	December 31, 2022

	(in millions)
Consolidated hotels	$9,298	$9,726
All other	7	5
Total assets	$9,305	$9,731
Note 12: Commitments and Contingencies
As of September 30, 2023, we had outstanding commitments under third-party contracts of approximately $135 million for capital expenditures at our properties, of which $30 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $28 million relates to the complete renovation of all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, and $25 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of September 30, 2023 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.
Note 13: Subsequent Events

In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The lawsuit contemplates the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.

The effective exit from the Hilton San Francisco Hotels results in a required distribution. Thus, our Board of Directors declared a special cash dividend of $0.77 per share on October 27, 2023, which will be paid on January 16, 2024 to stockholders of record as of December 29, 2023.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the anticipated effects of the Company's decision to cease payments on its $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") and the effects of the lender's exercise of its remedies, including placing such hotels into receivership, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of the Company's indebtedness, the completion of capital allocation priorities, the expected repurchase of the Company's stock, the impact from macroeconomic factors (including inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 43 hotels (excluding the Hilton San Francisco Hotels), consisting of premium-branded hotels and resorts with over 26,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, San Francisco, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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

We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 11: "Business Segment Information" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments.
Recent Events
During the three months ended September 30, 2023, we repurchased approximately 5.8 million shares of our common stock for a total purchase price of $75 million.
Additionally, in October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The lawsuit contemplates the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period. The effective exit from the Hilton San Francisco Hotels results in a required distribution. Thus, our Board of Directors declared a special cash dividend of $0.77 per share on October 27, 2023, which will be paid on January 16, 2024 to stockholders of record as of December 29, 2023.
Outlook
Current economic challenges have affected discretionary spending and travel, including supply chain disruptions and increased inflation. Inflationary concerns may affect both consumer sentiment and demand for travel, as well as increased labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation and current macroeconomic uncertainty. During the third quarter of 2023, we have continued to experience improvements in overall demand across our portfolio, although average daily rate ("ADR") growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, such as further increases in interest rates, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue through the remainder of 2023 and into 2024 based on current demand trends and as demand from international travel continues to improve.
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

Non-GAAP Financial Measures
We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income (loss).
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
Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus, excluded from management's analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.
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
EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss) or other methods of analyzing our operating performance and results as reported under U.S. GAAP. Some of these limitations are:
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our interest expense;
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect our income tax expense;
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the effect on earnings or changes resulting from matters that we consider not to be indicative of our future operations; and
•other companies in our industry may calculate EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA differently, limiting their usefulness as comparative measures.
We do not use or present EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA as measures of our liquidity or cash flow. These measures have limitations as analytical tools and should not be considered either in isolation or as a substitute for cash flow or other methods of analyzing our cash flows and liquidity as reported under U.S. GAAP. Some of these limitations are:
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the cash requirements necessary to service interest or principal payments, on our indebtedness;
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the cash requirements to pay our taxes;
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect any cash requirements for such replacements.
Because of these limitations, EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net income (loss)	$31	$40	$(82)	$138
Depreciation and amortization expense	65	67	193	204
Interest income	(9)	(4)	(29)	(5)
Interest expense	65	61	186	185
Income tax (benefit) expense	—	(3)	5	(2)
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	2	7	7
EBITDA	154	163	280	527
Gain on sales of assets, net	—	(14)	(15)	(13)
Gain on sale of investments in affiliates(1)	—	—	(3)	(92)
Share-based compensation expense	5	4	14	13
Casualty and impairment loss	—	3	204	4
Other items	4	2	16	8
Adjusted EBITDA	163	158	496	447
Less: Adjusted EBITDA from investments in affiliates	(4)	(4)	(19)	(20)
Add: All other(2)	14	13	40	37
Hotel Adjusted EBITDA	$173	$167	$517	$464
_____________________________________
(1)Included in other gain, net.
(2)Includes other revenues and other expenses, non-income taxes on TRS leases included in other property-level expenses and corporate general and administrative expenses.
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
We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders:
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.
The following table provides a reconciliation of Net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$27	$35	$(90)	$128
Depreciation and amortization expense	65	67	193	204
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sales of assets, net	—	(14)	(15)	(13)
Gain on sale of investments in affiliates(1)	—	—	(3)	(92)
Impairment loss	—	—	202	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(2)	(1)	(9)	(6)
Pro rata FFO of investments in affiliates	2	1	12	11
Nareit FFO attributable to stockholders	91	87	287	229
Casualty loss	—	3	2	4
Share-based compensation expense	5	4	14	13
Other items(2)	12	—	26	5
Adjusted FFO attributable to stockholders	$108	$94	$329	$251
Nareit FFO per share – Diluted(3)	$0.43	$0.39	$1.33	$1.00
Adjusted FFO per share – Diluted(3)	$0.51	$0.42	$1.52	$1.09

_____________________________________
(1)Included in other gain, net.
(2)For the three and nine months ended September 30, 2023, includes $6 million and $8 million, respectively, of incremental interest expense associated with the default of the SF Mortgage Loan.
(3)Per share amounts are calculated based on unrounded numbers.
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
Hotel Revenues and Operating Expenses

	Three Months Ended September 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)

	(in millions)
Rooms revenue	$432	$428	$4	$(9)	$13
Food and beverage revenue	159	148	11	(2)	13
Ancillary hotel revenue	66	67	(1)	—	(1)
Rooms expense	119	115	4	(2)	6
Food and beverage expense	122	115	7	(1)	8
Other departmental and support expense	161	162	(1)	(4)	3
Other property-level expense	59	58	1	—	1
Management fees expense	31	30	1	—	1
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)

	(in millions)
Rooms revenue	$1,256	$1,153	$103	$(33)	$136
Food and beverage revenue	518	431	87	(6)	93
Ancillary hotel revenue	203	198	5	(2)	7
Rooms expense	343	298	45	(8)	53
Food and beverage expense	377	321	56	(4)	60
Other departmental and support expense	484	453	31	(13)	44
Other property-level expense	182	173	9	(3)	12
Management fees expense	95	84	11	(1)	12
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the three and nine months ended September 30, 2023, as well as the change for each segment compared to the same periods in 2022 are as follows:

	Three Months Ended September 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)

	(in millions)
Group rooms revenue	$112	$97	$15	$(1)	$16
Transient rooms revenue	283	302	(19)	(7)	(12)
Contract rooms revenue	27	20	7	(1)	8
Other rooms revenue	10	9	1	—	1
Rooms revenue	$432	$428	$4	$(9)	$13
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,
	2023	2022	Change	Change from Property Dispositions	Change from Other Factors(1)

	(in millions)
Group rooms revenue	$368	$293	$75	$(5)	$80
Transient rooms revenue	790	783	7	(26)	33
Contract rooms revenue	70	52	18	(2)	20
Other rooms revenue	28	25	3	—	3
Rooms revenue	$1,256	$1,153	$103	$(33)	$136
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions
The increases in hotel revenues and operating expenses from other factors were primarily a result of significant occupancy increases in certain of our largest markets. During the three months ended September 30, 2023, our New York, Hawaii and Seattle markets experienced the most significant changes compared to the same period in 2022. The New York Hilton Midtown benefited from increases in group and transient demand resulting in increases in occupancy and ADR of 17.8 percentage points and 4.1%, respectively, for the three months ended September 30, 2023 compared to the same period in 2022. Combined occupancy at our two Hawaii hotels increased 2.3 percentage points for the three months ended September 30, 2023 compared to same period in 2022, driven by an increase in group demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 1.5 percentage points and 1.6%, respectively. Combined occupancy at our Seattle hotels increased 14.2 percentage points for the three months ended September 30, 2023 compared to the same period in 2022 due to an increase in transient demand.
During the nine months ended September 30, 2023, our Hawaii, New York and and Chicago markets experienced the most significant changes compared to the same period in 2022. Combined occupancy and ADR at our two Hawaii hotels increased 6.3 percentage points and 4.2%, respectively, for the nine months ended September 30, 2023 compared to same period in 2022, driven by increases in group and domestic transient demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 6.5 percentage points and 5.8%, respectively. The New York Hilton Midtown benefited from increases in group and transient demand resulting in increases in occupancy of 23.5 percentage points for the nine months ended September 30, 2023 compared to the same period in 2022. Combined occupancy at our Chicago hotels increased 7.7 percentage points for the nine months ended September 30, 2023 compared to the same period in 2022 due to increases in transient and group demand.
Additionally, for the nine months ended September 30, 2023, hotel revenues and operating expenses for the Parc 55 San Francisco – a Hilton Hotel increased $23 million and $15 million, respectively, compared to the same period in

2022 as the hotel's operations were suspended until May 2022. These increases are partially offset by the impact from the suspension of operations at the Casa Marina Key West, Curio Collection, beginning in May 2023 due to renovations, which resulted in a decrease in hotel revenues of $11 million and $28 million, respectively, and operating expenses of $5 million and $10 million, respectively, for the three and nine months ended September 30, 2023, compared to the same periods in 2022.
Other revenue and Other operating expense
During the three and nine months ended September 30, 2023, other revenue increased by $3 million and $10 million, respectively, and other operating expense increased by $1 million and $9 million, respectively, due to an increase in business and related costs that are allocated to the Hilton Grand Vacations pursuant to service arrangements with certain of our hotels.
Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$13	$12	8.3%	$34	$32	6.3%
Share-based compensation expense	5	4	25.0	14	13	7.7
Other items(1)	—	—	—	2	3	(33.3)
Total corporate general and administrative	$18	$16	12.5%	$50	$48	4.2%
_____________________________________
(1)Consists primarily of disposition costs.
Casualty and impairment loss
During the nine months ended September 30, 2023, we recognized an impairment loss of approximately $202 million. Refer to Note 7: "Fair Value Measurements" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

In September 2022, Hurricanes Ian and Fiona caused minimal damage and disruption at our hotels in Florida and Puerto Rico, respectively, and we recognized a loss of approximately $2 million for costs to repair and remediate damage at these hotels.
Gain on sales of assets, net
During the nine months ended September 30, 2023, we recognized a net gain of $15 million from the sale of one consolidated hotel.
During the three and nine months ended September 30, 2022, we recognized a net gain of $14 million and $13 million, respectively, primarily as a result of the sales of our consolidated hotels during the respective periods.
Non-operating Income and Expenses
Interest income
Interest income increased $5 million and $24 million, respectively, during the three and nine months ended September 30, 2023 compared to the same periods in 2022. The increase for the three months ended September 30, 2023 was a result of an increase in interest rates, which more than offset a decrease in the average cash balances, and the increase for the nine months ended September 30, 2023 was a result of both an increase in average cash balances and interest rates.

Interest expense
Interest expense increased for both the three and nine months ended September 30, 2023 compared to the same periods in 2022. Interest expense increased from accrued default interest in connection with the SF Mortgage Loan beginning in June 2023 and the $50 million of borrowings under our Revolver in December 2022, which was subsequently repaid in February 2023. This was partially offset by a decrease due to the full repayments in December 2022 of our unsecured delayed draw term loan facility ("2019 Term Facility") and the $26 million mortgage loan secured by the Hilton Checkers, as well as the full repayment of the $75 million mortgage loan secured by the W Chicago - City Center in June 2023. Interest expense associated with our debt for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percent Change	2023	2022	Percent Change

	(in millions)			(in millions)
SF Mortgage Loan(1)	$14	$8	75.0%	$31	$23	34.8%
HHV Mortgage Loan(2)	13	13	—%	40	40	—%
Other mortgage loans	4	5	(20.0)	14	16	(12.5)
Revolver	1	1	—	3	2	50.0
2019 Term Facility(3)	—	1	(100.0)	—	2	(100.0)
2025 Senior Notes(4)	13	13	—	37	37	—
2028 Senior Notes(4)	11	11	—	32	32	—
2029 Senior Notes(4)	9	9	—	27	27	—
Other	—	—	—	2	6	(66.7)
Total interest expense	$65	$61	6.6%	$186	$185	0.5%
_____________________________________
(1)In October 2016, we entered into the $725 million SF Mortgage Loan. In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received notice of default from the servicer. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. Refer to Note 6: "Debt" and Note 13: "Subsequent Events" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
(2)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(3)In December 2022, we fully repaid our 2019 Term Facility.
(4)Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) in May 2020 issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and in September 2020 issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) and in May 2021 issued an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes", collectively referred to as the "Senior Notes").
Other gain, net
During the nine months ended September 30, 2023, we recognized a gain of approximately $4 million for an early termination fee received from the lessor to terminate the lease for the Embassy Suites Phoenix Airport hotel.
During the nine months ended September 30, 2022, we recognized a gain of $98 million primarily due to the sale of our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Acquisitions and Dispositions" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Income tax benefit (expense)
During the nine months ended September 30, 2023, we recognized income tax expense of $5 million, primarily related to taxable income from our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2023, we had total cash and cash equivalents of $726 million and $60 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements. As of September 30, 2023, restricted cash included $26 million of cash related to the default on our SF Mortgage Loan and the use of such funds is limited pursuant to the terms of the loan and associated agreements.
During the third quarter of 2023, we continued to experience improvements in overall demand across our portfolio and expect the positive momentum to continue through the remainder of 2023 and into 2024 based on current demand trends and as demand from international travel continues to improve. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.
With approximately $950 million available under our Revolver and $726 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. We have no significant maturities in 2023, except for the SF Mortgage Loan due in November 2023, for which we ceased making debt service payments in June 2023 and is in default. Refer to Note 6: "Debt" and Note 13: "Subsequent Events" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In addition, our Board of Directors declared a special cash dividend of $0.77 per share, or approximately $162 million, which will be paid in January 2024, refer to Note 13: "Subsequent Events" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $135 million for capital expenditures at our properties, of which $30 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $28 million relates to the complete renovation of all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, and $25 million relates to the Tapa Tower guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2023, our Board of Directors terminated a previous stock repurchase program that was approved in February 2022 (the "February 2022 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025 (the "February 2023 Stock Repurchase Program" and collectively with the February 2022 Stock Repurchase Program the "Stock Repurchase Programs"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the nine months ended September 30, 2023, we repurchased in aggregate under the Stock Repurchase Programs approximately 14.6 shares of our common stock for a total purchase price of $180 million. As of September 30, 2023, $150 million remained available for stock repurchases under the February 2023 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2023	2022	Percent Change

	(in millions)
Net cash provided by operating activities	$377	$339	11.2%
Net cash (used in) provided by investing activities	(91)	140	165.0
Net cash used in financing activities	(439)	(242)	81.4
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $38 million increase in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in cash from operations as a result of an increase in occupancy at our hotels, a decrease in cash paid for interest of $20 million, primarily due to the cessation of debt service payments toward the SF Mortgage Loan, and an increase in interest income of $23 million due to an increase in average cash balances and interest rates.
Investing Activities
The $91 million in net cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to $206 million in capital expenditures and land acquisitions, partially offset by $116 million of net proceeds from the sale of one of our hotels.
The $140 million in net cash provided by investing activities for the nine months ended September 30, 2022 was primarily attributable to $244 million of net proceeds from the sale of five of our hotels and our ownership interests in the joint ventures that own and operate one hotel, partially offset by $104 million in capital expenditures.
Financing Activities
The $439 million in net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to the repurchase of approximately 14.6 million shares of our common stock for approximately $180 million, $132 million of debt repayments and $120 million of dividends paid.

The $242 million in net cash used in financing activities for the nine months ended September 30, 2022 was primarily attributable to the repurchase of approximately 12.0 million shares of our common stock for approximately $218 million.
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
We declared the following dividends to holders of our common stock during 2023:

Record Date	Payment Date	Dividend per Share
March 31, 2023	April 17, 2023	$0.15
June 30, 2023	July 17, 2023	$0.15
September 29, 2023	October 16, 2023	$0.15
December 29, 2023	January 16, 2024	$0.77
Debt
As of September 30, 2023, our total indebtedness was approximately $4.5 billion, including approximately $2.1 billion of our Senior Notes and the $725 million SF Mortgage Loan on which we ceased making debt service payments in June 2023, and excluding approximately $169 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
None.
2(b): Use of Proceeds from Registered Securities
None.

2(c): Purchases of Equity Securities
During the nine months ended September 30, 2023, repurchases made pursuant to our stock repurchase programs were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2023 through January 31, 2023	2,536,900	$11.64	2,536,900	$43
February 1, 2023 through February 28, 2023	174,848	$13.78	—	$300
March 1, 2023 through March 31, 2023	6,278,600	$11.93	6,278,600	$225
April 1, 2023 through April 30, 2023	105	$12.17	—	$225
May 1, 2023 through May 31, 2023	236	$12.40	—	$225
June 1, 2023 through June 30, 2023	332	$13.74	—	$225
July 1, 2023 through July 31, 2023	253	$13.16	—	$225
August 1, 2023 through August 31, 2023	5,760,165	$13.00	5,759,966	$150
September 1, 2023 through September 30, 2023	315	$12.83	—	$150
Total	14,751,754		14,575,466
_____________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
(2)The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.
(3)The stock repurchase program authorized on February 25, 2022, which allowed for the repurchase of up to $300 million of our common stock, was terminated on February 17, 2023 upon the authorization of a new $300 million stock repurchase program, which expires on February 21, 2025.
Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the $725 million SF Mortgage Loan, and we have received a notice of default from the servicer. As of November 2, 2023, the total arrearage related to the SF Mortgage Loan, including interest and fees was $26 million, of which $10 million is default interest. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court has appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The lawsuit contemplates the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.
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

Park Hotels & Resorts Inc.

Date: November 2, 2023	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 2, 2023	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)