Form 10-K
period 2023-12-31
Park Hotels & Resorts Inc.
filed 2024-02-28
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 001-37795
________________________________________________________
Park Hotels & Resorts Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,729 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 23, 2024 was 210,582,472.
Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") and the lender's exercise of its remedies, including placing such hotels into receivership, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including inflation, elevated interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration and payment of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Definitions
Except where the context suggests otherwise, we define certain terms in this Annual Report on Form 10-K as follows:
•“Adjusted EBITDA” means EBITDA (as defined below) further adjusted to exclude: (i) gains or losses on sales of assets for both consolidated and unconsolidated investments; (ii) costs associated with hotel acquisitions or dispositions expensed during the period; (iii) severance expense; (iv) share-based compensation expense; (v) impairment losses and casualty gains or losses; and (vi) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDA, which is a non-GAAP financial measure.
•“Adjusted FFO attributable to stockholders” means Nareit funds from (used in) operations (“FFO”) attributable to stockholders (as defined below), as further adjusted to exclude: (i) costs associated with hotel acquisitions or dispositions expensed during the period; (ii) severance expense; (iii) share-based compensation expense; (iv) casualty gains or losses, and (v) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure.
•“ADR” or “average daily rate,” (which we also refer to as "rate") represents rooms revenue divided by total number of room nights sold in a given period.

•“EBITDA” reflects net income (loss) excluding depreciation and amortization, interest income, interest expense, income taxes and also interest expense, income tax and depreciation and amortization included in equity in earnings (losses) from investments in affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.
•“HGV” refers to Hilton Grand Vacations Inc. and its consolidated subsidiaries, and references to “HGV Parent” refers only to Hilton Grand Vacations Inc., exclusive of its subsidiaries.
•“Hilton” refers to Hilton Worldwide Holdings Inc. and its consolidated subsidiaries, and references to “Hilton Parent” or “Parent” refers only to Hilton Worldwide Holdings Inc., exclusive of its subsidiaries.
•“Hotel Adjusted EBITDA” measures hotel-level results before debt service, depreciation and corporate expenses for our consolidated hotels, which excludes hotels owned by unconsolidated affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Hotel Adjusted EBITDA, which is a non-GAAP financial measure.
•a “luxury” hotel refers to a luxury hotel as defined by Smith Travel Research (“STR”).
•“Nareit FFO attributable to stockholders” means net income (loss) attributable to stockholders (calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. We calculate Nareit FFO attributable to stockholders for a given operating period in accordance with the guidelines of the National Association of Real Estate Investment Trusts (“Nareit”) and its December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement”. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of Nareit FFO attributable to stockholders, which is a non-GAAP financial measure.
•“occupancy” represents the total number of room nights sold divided by the total number of room nights available at a hotel or group of hotels.
•“Park Hotels & Resorts,” “we,” “our,” “us” and the “Company” refer to Park Hotels & Resorts Inc. and its consolidated subsidiaries, and references to “Park Parent” refers only to Park Hotels & Resorts Inc., exclusive of its subsidiaries.
•“RevPAR” or “revenue per available room” represents rooms revenue divided by the total number of room nights available to guests for a given period.
•“TRS” refers to a taxable REIT subsidiary under the Internal Revenue Code of 1986, as amended (the “Code”), and includes any subsidiaries or other, lower-tier entities of that taxable REIT subsidiary.
•an “upper midscale” hotel refers to an upper midscale hotel as defined by STR.
•an “upper upscale” hotel refers to an upper upscale hotel as defined by STR.
•an “upscale” hotel refers to an upscale hotel as defined by STR.

PART I
Item 1. Business
Our Company
We are one of the largest publicly-traded lodging real estate investment trusts (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. On January 3, 2017, Hilton Parent completed the spin-off of a portfolio of hotels and resorts that established us as an independent, publicly traded company. As of February 28, 2024, our portfolio consists of 43 premium-branded hotels and resorts with over 26,000 rooms, located in prime United States (“U.S.”) markets with high barriers to entry. Approximately 86% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.
On September 18, 2019, pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 5, 2019, by and among Park Parent, PK Domestic Property LLC, an indirect subsidiary of Park Parent (“PK Domestic”), PK Domestic Sub LLC, a wholly owned subsidiary of PK Domestic (“Merger Sub”) and Chesapeake Lodging Trust (“Chesapeake”), Chesapeake merged with and into Merger Sub (the “Merger”). Park Intermediate Holdings LLC (our “Operating Company”) continues to directly or indirectly hold all of our assets and conduct all of our operations. Park Parent owned 100% of the interests in our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT ("UPREIT") structure . Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financing, issuance of equity compensation or other purposes.
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
Our Business and Growth Strategies
Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:
•Operational Excellence through Active Asset Management. We are focused on continually improving property-level operating performance and profitability of each of our hotels and resorts through our proactive asset management efforts. We continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including 7 hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. Recently completed projects include the over $220 million of projects at our Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, which was completed in January 2024, $80 million of renovations to all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, which was substantially completed during 2023, and the $85 million of guestroom renovations at the Tapa Tower of the Hilton Hawaiian Village Waikiki Beach Resort, which was completed in December 2023. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.
•Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions and/or corporate transactions, in addition to value-enhancing return on investment projects, which we believe will enable us to further diversify our portfolio. Since our spin-off, we have sold or otherwise disposed of 42 hotels, most of them located in lower growth domestic and international markets for a combined sales price of over $2 billion, which provided us with additional liquidity to de-leverage our balance sheet and to execute on a variety of strategic corporate initiatives. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.
•Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet that will enable us to navigate the various seasons of the lodging cycle. We expect to maintain sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. In February 2023, we fully repaid the $50 million outstanding under our amended and restated revolving credit facility ("Revolver") with net proceeds from the sale of the Hilton Miami Airport, and in June 2023, we fully repaid the $75 million mortgage loan secured by the W Chicago – City Center, which was due in August 2023. Additionally, in June 2023, we ceased making debt service payments on the $725 million SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and in October 2023, the Hilton San Francisco Hotels were placed into receivership. We have no significant maturities until June 2025. We expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.
Our Properties
The following tables provide summary information regarding our portfolio as of February 28, 2024.
Brand Affiliations and Chain Scale
We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	19	16,192
DoubleTree by Hilton	Upscale	8	3,543
Signia by Hilton	Upper Upscale	1	1,009
Hyatt Regency	Upper Upscale	2	940
W Hotels	Luxury	2	923
Embassy Suites by Hilton	Upper Upscale	3	816
Curio – A Collection by Hilton	Upper Midscale	3	685
Waldorf Astoria Hotels & Resorts	Luxury	1	502
Marriott	Upper Upscale	1	430
Marriott Tribute Portfolio	Upper Upscale	1	393
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Total		43	26,093

Type of Property Interest
The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	26	17,890
Ground Lease	13	5,538
	39	23,428
Unconsolidated Joint Ventures(2)
Fee Simple	3	2,271
Ground Lease	1	394
	4	2,665
Total	43	26,093
____________________________________________________________________________________
(1)Includes certain properties that, while primarily owned in fee simple, are subject to ground lease in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: "Leases" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2)Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.
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
We are committed to being a responsible corporate citizen and minimizing our impact on the environment. Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. As part of our ongoing stakeholder engagement and transparency efforts, we participated in the 2023 Global Real Estate Sustainability Benchmark ("GRESB") assessment for the fourth consecutive year, receiving our highest score thus far, ranking in the top third of all publicly listed GRESB participant companies in the Americas and registering a three-point increase over 2022, continuing the Company's trend of enhancing its overall corporate responsibility program and making meaningful improvements toward decarbonization. Additionally, we were recognized by Newsweek as one of America's Most Trustworthy Companies for 2023 and recently, recognized as one of America's Most Responsible Companies in 2024, the fourth time Park has been included in the annual survey. We also received the 2023 Nareit Leader in the Light Award for the hospitality sector for the second year in a row, further highlighting our commitment to superior and sustained sustainability practices.
We have published our 2023 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance, our risk management strategy and our governance and oversight practices. The report also includes our Task Force Report on Climate-Related Financial Disclosures ("TCFD") as well as our Sustainability Accounting Standards Board ("SASB") and Global Reporting Index ("GRI") indices. Our executive-level Environmental, Social and Governance ("ESG") committee provides oversight of Park's three dedicated corporate responsibility working subcommittees – the Green Park Committee, the Park Cares Committee and the Diversity & Inclusion Steering Committee. Additionally, ESG performance targets were embedded into executive performance objectives and compensation.
Each ESG initiative begins with analysis and work by one of the three working subcommittees, each of which specializes in specific ESG matters. Park's Green Park Committee is dedicated to Park's sustainability efforts and environmental performance and manages the Company's Green Park Program, which prioritizes the achievement of our sustainability goals, including the reduction of greenhouse gas ("GHG") across our portfolio and business as a whole. Our Green Park Sustainability Playbook outlines the Company’s sustainability expectations and processes for its brand and management partners on a variety of topics, including HVAC equipment, LED lighting and water efficiency. Park's Engineering Renovation Guidelines address opportunities for incorporating sustainable building attributes during renovations, such as the use of green materials and efficiency standards for HVAC systems, toilets and showers. We were named an ENERGY STAR® Partner of the Year in 2023 for Energy Management for our outstanding contributions in the transition to clean energy economy, and six of our properties earned the ENERGY STAR® Certification for Superior Energy Performance, including our largest hotel, the Hilton Hawaiian Village Waikiki Beach Resort. Also, 83% of our portfolio was Google Eco-certified via Hilton's LightStay program.
Additionally, we have continued to invest in efficiency projects and implemented efficiency best practices for our capital projects. We have implemented sustainability checklists where appropriate, and efficiency projects related to end-of-life equipment replacements or upgrades are routinely conducted. With these projects, we are often able to notably decrease our environmental impact by replacing older equipment with more efficient options. We continued to conduct intensive energy efficiency audits of our portfolio in order to generate a long-term strategy for increased efficiencies and decarbonization, completing the survey of 20 of our hotels since 2021, with a goal to audit our entire portfolio by no later than 2025. The results of these audits also provide a roadmap for budgeting efficiency-related capital expenditures for the current and future years.
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
Term
Our franchise agreements have initial terms ranging from 13 to 20 years and require the franchisor’s consent to be extended.
Fees
Our franchise agreements require that we pay a royalty fee on gross rooms revenue at rates ranging from 5% to 6%, plus a percentage of food and beverage revenue for certain hotels, which in most cases is 3%. We must also pay certain marketing, reservation, program and other customary fees. In addition, the franchisor has the right to require that we renovate guest rooms and public facilities from time to time to comply with then-current brand standards.
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

Distribution Agreement
We entered into a distribution agreement (“Distribution Agreement”) with Hilton Parent regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provided for certain transfers of assets and assumptions of liabilities by us and Hilton Parent and the settlement or extinguishment of certain liabilities and other obligations among Hilton Parent and us. In particular, the Distribution Agreement provided that, subject to the terms and conditions contained in the Distribution Agreement:
•all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the separated real estate business were retained by or transferred to us;
•all of the assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) associated with the timeshare business were retained by or transferred to HGV Parent or its subsidiaries;
•all other assets and liabilities (including whether accrued, contingent or otherwise, and subject to certain exceptions) of Hilton were retained by or transferred to Hilton Parent or its subsidiaries;
•liabilities (including whether accrued, contingent or otherwise) related to, arising out of or resulting from businesses of Hilton that were previously terminated or divested were allocated among the parties to the extent formerly owned or managed by or associated with such parties or their respective businesses;
•each of Park Parent and HGV Parent assumed or retained any liabilities (including under applicable U.S. federal and state securities laws) relating to, arising out of or resulting from the Form 10 registering its common stock to be distributed by Hilton Parent in the spin-off and from any disclosure documents that offered for sale securities in transactions related to the spin-off, subject to exceptions for certain information for which Hilton Parent retained liability; and
•except as otherwise provided in the Distribution Agreement or any ancillary agreement, we retained responsibility for any costs or expenses incurred by us following the distribution in connection with the transactions contemplated by the Distribution Agreement, including costs and expenses relating to legal counsel, financial advisors and accounting advisory work related to the distribution.
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
Ground Leases
The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 28, 2024, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights

Leases of Wholly-Owned Properties
Portfolio of Five Hotels(1)	2,054	December 31, 2025	2 x 5 years(2)
Embassy Suites Austin Downtown South Congress	262	February 28, 2029	1 x 10 years(3)
Hilton Oakland Airport	360	January 19, 2034	None
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Boston Logan Airport	604	September 30, 2044	2 x 20 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(4) Renewal Rights 2 x 10 years; 1 x 5 years
Hyatt Regency Mission Bay Spa and Marina	438	January 31, 2056	None
Embassy Suites Kansas City Plaza	266	January 30, 2076(5)	Renewal Rights(5) 2 x 25 years
JW Marriott San Francisco Union Square	344	January 14, 2083	None
Leases of Properties by Joint Ventures
Hilton La Jolla Torrey Pines	394	June 30, 2067	1 x 10 years; 1 x 20 years(6)
____________________________________________________________________________________
(1)Reflects the terms of a master lease agreement pursuant to which we lease the following five hotels: the Hilton Salt Lake City Center; the DoubleTree Hotel Seattle Airport; the DoubleTree Hotel San Diego—Mission Valley; the DoubleTree Hotel Sonoma Wine Country; and the DoubleTree Hotel Durango.
(2)The renewal option may be exercised for less than all 5 of the hotels. Minimum rent is reduced if the renewal option is exercised for less than all of the 5 hotels.
(3)The term of this renewal option exceeds the expiration of the underlying master ground lease in 2031. No extension rights are available, and it is unlikely that the landlord under the master ground lease will grant a term past 2031.
(4)Tenant has a right of first offer with respect to the property.
(5)Lease expires on January 30, 2026; however, the renewal rights are included in the current lease term expiration as the landlord has the option to renew the lease.
(6)Renewal rights are dependent on the amount of capital expenditures invested in the hotel during the term.
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
Environmental Matters
We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern our operations including any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum products; and wastewater disposal. In addition, as a current and former owner or operator of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as personal injury, property damage, fines or other claims by third parties associated with environmental compliance or the presence, release, disposal or impacts of hazardous or toxic substances or petroleum products arising at or from our current or former properties. We may incur liability for investigation and remediation of such substances or products regardless of whether we knew of, or caused, the presence or release of such substances or products, and such liability may be joint and several. The presence of these substances or products, or the failure to promptly remediate them, may adversely affect our ability to sell or develop a property or to borrow using the property as collateral or result in restrictions on or interruptions of operations at our properties. We use and store hazardous and toxic substances and petroleum products, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas, or other hazardous substances or conditions found in or on our properties. We have implemented an on-going operations and maintenance plan that seeks to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.
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
Human Capital
Employees
Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2023, we had 90 employees. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ the employees at our hotels, we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”
Diversity, Equity and Inclusion
We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process, and we are committed to enhancing diversity, equity and inclusion at Park. We have a skilled and highly diverse board, including nine independent directors (the "Board"), three of whom are gender diverse. It is Park's policy to consider diversity in Board nominations. In addition, our executive team is comprised of seven members, two of whom are gender diverse and three of whom are racially diverse. The following charts summarize the gender and ethnic diversity of our workforce as of December 31, 2023:

Other
1%
Native American or
Pacific Islander
1%
Asian
23%
Black or African-American
13%
Hispanic
3%
White
59%

Our commitment to enhancing diversity, equity and inclusion is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. We have established a Diversity & Inclusion Steering Committee, which is comprised of members of executive leadership and employees from all corporate departments across a broad assortment of levels, genders, ages and races. This committee is dedicated to enhancing our focus on activities that increase awareness and take actions in support of equality, and it seeks to develop partnerships and adopt new initiatives that support systematic change related to racism and diversity. To accomplish this goal, Park's Diversity & Inclusion Steering Committee works in concert with our Park Cares Committee to partner with local organizations that provide services and resources to underserved populations and those in need of social, economic, educational, mental and physical support in our community. The committee has also spent significant time focusing on actions and commitments that impact Park internally such as recruitment and retention practices, policy and process updates, training and increased communication and awareness programs. All our employees are encouraged to take part in initiatives implemented by the Diversity & Inclusion Steering Committee and the Park Cares Committee.
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
We continually evaluate our practices related to diversity, equity and inclusion through internal and external resources. For example, since 2021, we have included a gender and ethnic diversity analysis to our bi-annual corporate compensation review, which continues to reflect no pay disparity based on any gender or ethnic group.
Training and Development
Human capital development underpins our efforts to successfully execute our Company-wide strategy. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. We also seek to increase awareness and understanding through mandatory Company-wide trainings on diversity and inclusion, unconscious bias and other social issues, as well as an annual anti-bribery/anti-corruption training and modern slavery/human trafficking awareness. All employees also participate in anti-harassment and compliance training at least once a year.
Additionally, we provide employees at corporate headquarters with leadership development programs, management development series programs, corporate technical “lunch and learn” trainings, REIT training, executive coaching and emotional intelligence training. Our leadership team encourages employees to continue education and professional certifications with time away from work and training budgets. Our Corporate Strategy and Design & Construction departments also participate in sustainability training, including Nareit’s ESG JumpStart workshop and REITworks conference.

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
Also, in 2023, we conducted two pulse surveys, in addition to our annual engagement survey targeted at creating a diverse and welcoming work environment for our employees and developing the leadership skills of our managers who support and empower our employees.
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
Community Engagement
Our Park Cares Committee focuses on engagement with local communities and spearheads volunteer work. In 2023, Park Cares sponsored three community service initiatives where employees were invited to participate with in-kind donations or by volunteering their time, of which 75 of our employees participated. In 2023, we supported 17 organizations and/or programs through charitable contributions, sponsorships and scholarships contributing a total of approximately $322,000 in cash donations. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.
For additional information on the above matters, please review our 2023 Annual Corporate Responsibility Report on our website.
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
Risks Related to Our Business
Economic disruptions, including the impact from inflation or a future pandemic, may adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.
Economic disruptions, including as a result of supply chain disruptions and increased inflation, may adversely impact our business. Inflation can affect consumer sentiment and decrease demand for travel, which can cause fluctuations in hotel revenues or earnings at our hotels. Our labor or other costs may also rise due to inflation, and there can be no assurance that we will be able to pass cost increases on to travelers through higher rates. There can also be no assurances that we will not experience future fluctuations in hotel revenues or earnings at our hotels due to macroeconomic factors, such as inflation, increases in interest rates, potential economic slowdown or a recession and geopolitical conflicts.
Additionally, the effects of the recent global pandemic on the hotel industry were unprecedented, and another pandemic in the future could have similar affects, including a drastic reduction in global demand for lodging and historically low occupancy levels. These challenges may adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.
Other factors that would negatively impact our ability to successfully operate during or following another pandemic, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:
•sustained negative consumer or business sentiment, economic metrics (including inflation, unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, which could further adversely impact demand for lodging;
•limited opportunities to acquire new properties or the need to dispose of properties to meet liquidity needs;
•the scaling back or delay of a significant amount of planned capital expenditures, including planned renovation projects, which could adversely affect the value of our properties and guest experience at our properties;
•our ability to obtain bank lending or access the capital markets could deteriorate;
•declines in our business performance or the general economy;
•new indebtedness that may contain more restrictive covenants, including as a result of sustained elevated interest rates as a response to increased inflation, than our existing indebtedness or may require new or incremental collateral, and decreased operating revenues, which could increase our risk of default on our loans;
•our dependence on our hotel managers, who may be facing similar challenges;
•disruptions as a result of corporate employees working remotely, including risk of cybersecurity incidents and disruptions to internal control procedures; and
•benefits of government action to provide financial support to affected industries, including the travel and hospitality industry, may not be available to us or our operators.
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
We may continue to seek to sell or otherwise dispose of certain hotels as we seek to pursue growth and diversification through prudent capital allocation. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operation results and cash flows.
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
Cyber threats and the risk of cybersecurity incidents affecting our hotel managers' or our own information technology and systems, including third-party service providers, could materially adversely affect our business.
Our hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, including personally identifiable information of hotel guests, including credit card numbers.
These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks as well as social engineering; cyber-terrorism; cyber extortion; viruses, worms or other malicious software programs; software vulnerabilities and misconfigurations; and employee error, negligence or fraud. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We rely on our hotel managers to protect proprietary and customer information from these threats. Any compromise of our own network or hotel managers’ networks could result in a disruption to our booking or sales systems or other operations, in increased costs (e.g., related to response, investigation, and notification) or in potential litigation and liability. In addition, public disclosure or loss of customer or proprietary information could result in damage to the hotel manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels, potential litigation and increased regulatory oversight, including governmental investigations, enforcement actions, and regulatory fines, any of which may have a material adverse effect on our business, reputation, financial condition and results of operations. In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business.
In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then, our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be compromised through system or user error, physical or electronic break-ins, computer viruses, or attacks by hackers. Any such compromise could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, litigation, monetary losses or regulatory oversight, investigations or penalties which could be significant. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. If our hotel managers' information networks and systems, our corporate technologies and systems, or third-party information systems on which we rely suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose revenue and profits as a result of our inability to provide services or invoice and collect payments, and we could experience delays in reporting our financial results.
Like many corporations, our information networks and systems are a target of attacks. In addition, third-party providers of data hosting or cloud services may experience cybersecurity incidents that may involve data we share with them. Although the cybersecurity incidents that we and our third-party partners have experienced to date have not had a material effect on our business, financial condition or results of operations, such incidents could have a material adverse effect on us in the future.
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
A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2023, hotels in Florida, Hawaii, Chicago, New York City, New Orleans and Boston represented approximately 60% of our room count, with our hotels in Florida and Hawaii alone each representing greater than 13% of our room count and 37% of our total revenue in 2023. An economic downturn, an increase in hotel supply, a change in guest preferences for certain geographic locations or markets, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.
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
Because certain types of losses are uncertain, including natural disaster, the effects of climate change or other catastrophic losses, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies, including losses related to cybersecurity incidents, natural disaster or climate change. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Furthermore, certain of our properties may qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties, and we may not be permitted to rebuild such properties as they exist now or at all, regardless of insurance proceeds, if such properties are destroyed. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.
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
Heightened focus on corporate responsibility, specifically related to ESG factors, may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations, financial condition and the price of our securities.
We are committed to corporate responsibility, specifically related to ESG factors. Some investors may use ESG factors to guide their investment strategies, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us, and guests may consider these factors when deciding whether to stay at our properties. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. Many investors focus on ESG-related business practices and scores when choosing where to allocate their investments and may consider a company's score as a factor in making an investment decision. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors and employees, vendors and business partners may choose not to do business with us, or potential guests may choose to stay at competitor hotels, which could have an adverse impact on us or the price of our securities.
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
We also face competition for the acquisition of hotels from other REITs, private equity investors, institutional pension funds, sovereign wealth funds and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage, which may reduce the number of suitable investment opportunities available to us or increase pricing of assets.

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
The hotel industry is subject to extensive U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food, building and zoning requirements and data protection, cybersecurity and privacy. We and our hotel managers are also subject to licensing and regulation by U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. We are also subject to certain environmental compliance costs, including associated air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. The cost to comply with environmental laws may be substantial, and our failure to comply with any such laws, including any required permits or licenses, or publicity resulting from actual or alleged compliance failures, could result in substantial fines or possible revocation of our authority to conduct some of our operations or otherwise have an adverse effect on our business. Environmental, health and safety requirements have also become, and may continue to become, increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers or adversely affect our ability to sell properties or to use properties as collateral.
Environmental laws may also impose potential liability on a current or former owner or operator of real property for, among other things, investigation, removal or remediation of hazardous or toxic substances or petroleum products at our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances, and such liability may be joint and several. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead, underground storage tanks, or other hazardous substances or conditions at our properties. The presence or release of such toxic or hazardous substances or petroleum products at or from our currently or formerly owned or leased properties could result in substantial investigation and remediation costs, limitations on or interruptions to our operations or in third-party claims for personal injury, property or natural resource damages, business interruption or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. Such claims and the presence of, or need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to develop, sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, transportation or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so.
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
The debt agreements and instruments that govern our outstanding indebtedness, including our senior unsecured credit facility and senior notes, impose significant financial and operating restrictions on us, including covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions, mergers or asset sales or transactions with affiliates. In addition, if we fail to satisfy the covenants contained in the credit facility, our ability to borrow additional funds under the credit facility may be restricted. Furthermore, the credit agreement that governs our senior unsecured credit facility and indentures that govern our senior notes contain certain affirmative covenants that require us to be in compliance with certain leverage, liquidity and other financial ratios, and the loan documents governing the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements. We cannot assure you that we will be able to comply with our financial or other covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders or noteholders, as applicable, and/or amend the covenants. Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot or do not meet our future debt service obligations, we will also risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation. For example, in June 2023, we ceased making debt service payments on the $725 million SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and in October 2023, the Hilton San Francisco Hotels were placed into receivership. See Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details.
For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable gain on foreclosure, but we would not receive any cash proceeds, which could impact our ability to meet the REIT distribution requirements imposed by the Code. In October 2023, our effective exit from the two Hilton San Francisco Hotels that secured the SF Mortgage Loan resulted in such required distribution of our REIT taxable income. See Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details. In addition, we may give full or partial recourse guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a recourse guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity or if certain loan provisions are violated. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
We have been taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. However, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Our REIT status is also dependent upon the ongoing and historic qualification of subsidiary entities qualifying as REITs or TRSs, as applicable, as a result of its substantial ownership interest in those entities. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we, or any of our subsidiary entities qualifying as REITS, fail to qualify as a REIT in any tax year, then:
•we, or such subsidiary entity, would be taxed as a C corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our value and financial condition;
•unless we, or such subsidiary entity, were entitled to relief under applicable statutory provisions, we, or such subsidiary entity, would be required to pay income taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we, or such subsidiary entity, did not qualify as a REIT; and
•we, or such subsidiary entity, generally would not be eligible to requalify as a REIT for the subsequent four taxable years.
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
Our amended and restated certificate of incorporation and bylaws contain provisions, as provided for under Delaware law, that may make the merger or acquisition of our company more difficult without the approval of our Board. Among other things, the provisions:
•include a restriction on ownership and transfer of our stock to prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% (in value or by number of shares, whichever is more restrictive) of any outstanding class or series of our preferred stock without the approval of our Board (the “Ownership Limitation”);
•would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock (although we do not have a stockholder rights plan, and our policy is to either submit any such plan to stockholders for ratification or cause such plan to expire within a year);
•provide that our Board is expressly authorized to make, alter or repeal our bylaws; and
•establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.

Park maintains comprehensive technologies and programs to help ensure our information technology and systems are effective and prepared for data privacy and cybersecurity risks, including oversight of our programs for security monitoring for internal and external threats to help ensure the confidentiality, availability and integrity of our information assets.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

Park's Audit Committee oversees its cybersecurity risk assessment, risk management and risk mitigation policies and programs. Park's Enterprise Risk Management ("ERM") Committee reports to the Audit Committee and is responsible for identifying Park's cybersecurity risks. Park also has a dedicated Risk Management team that reports to the ERM Committee, which includes representatives from several departments, external consultants and insurance professionals who interface with brand and management partners to assist with risk mitigation at our properties. Additionally, we have engaged third-party service providers to assist with risk mitigation activities, implementing security monitoring capabilities designed to alert us to suspicious activity, and developing an incident response program that is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident. Our cybersecurity incident response plan requires prompt notification of senior management in the event of a cybersecurity incident that has affected or is expected to affect the Company and prompt briefings on subsequent developments as appropriate. We have undertaken table-top risk exercises and employees participate in mandatory annual trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the Company. The Company's cybersecurity program is based on the U.S. National Institute for Standards and Technology Cybersecurity Framework. We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate.

Management and Board Oversight

Our Chief Financial Officer ("CFO") has significant work experience related to information security issues and oversight and is the executive officer that oversees our cybersecurity program, which includes the implementation of controls to identify threats, detect attacks and protect our information assets. Our dedicated ERM Committee, which includes our CFO and certain members of our executive leadership team, provides principal oversight and guidance of our cybersecurity risk management programs and processes. While our Board has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. Our Audit Committee is responsible for reviewing and overseeing the Company's data privacy, information technology and security and cybersecurity risk exposures and the guidelines, programs and steps implemented by management to assess, manage and mitigate any such exposures. The ERM Committee reports to the Audit Committee at least annually on the Company's enterprise risk management and will report security instances to the Audit Committee as they occur, if material.

Cybersecurity Risks

In addition to the reliance on our own information technology systems, we rely on the information technology systems of our hotel managers to protect proprietary and customer information as well as our third-party service providers who support key portions of our operations. Any compromises of our own network or the networks of our hotel managers or third-party service providers could materially affect our business, financial condition and results of operations. For a discussion of our cybersecurity risks, refer to "Part I - Item 1A. Risk Factors - Risks Related to Our Business - Cyber threats and the risk of cybersecurity incidents affecting our information technology systems or the information technology systems of our hotel managers or third-party service providers could materially adversely affect our business" included elsewhere within this Annual Report on Form 10-K. Although we have experienced cybersecurity incidents, to date, none have had a material adverse effect on us. We carry insurance that helps provide protection against the potential losses arising from cybersecurity incidents, although we may incur expenses and losses related to a cybersecurity incident that are not covered by insurance or are in excess of our insurance coverage.

Item 2. Properties.
Our Properties(1)
The following table provides a list of our portfolio as of February 28, 2024:

Location	Type(2)	Ownership Percentage	Rooms
California
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton La Jolla Torrey Pines	JV, GL	25%	394
Hilton Santa Barbara Beachfront Resort	FS	50%	360
Hilton Oakland Airport	GL	100%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Checkers Los Angeles	FS	100%	193
Colorado
Hilton Denver City Center	FS(3)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	559
Florida
Hilton Orlando	JV, FS	20%	1,424
Signia by Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami – a Tribute Portfolio Resort	FS	100%	393
Casa Marina Key West, Curio Collection	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(3)	100%	2,860
Hilton Waikoloa Village	FS(3)	100%	647
Illinois
Hilton Chicago	FS	100%	1,544
W Chicago – Lakeshore	FS	100%	520
W Chicago – City Center	FS	100%	403
Louisiana
Hilton New Orleans Riverside	FS(3)	100%	1,622
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266

Location	Type(2)	Ownership Percentage	Rooms
New Jersey
Hilton Short Hills	FS	100%	314
New York
New York Hilton Midtown	FS(3)	100%	1,878
Puerto Rico
Caribe Hilton	FS(3)	100%	652
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	500
Virginia
DoubleTree Hotel Washington DC – Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(3)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
DoubleTree Hotel Spokane City Center	FS	10%	375
Total			26,093
____________________________________________________________________________________
(1)Excludes the two Hilton San Francisco Hotels that were placed into receivership in October 2023.
(2)“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(3)Certain portions of land or facilities are subject to lease.
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
Additionally, the Distribution Agreement and Tax Matters Agreement provide for cross-indemnities that, except as otherwise provided in the Distribution Agreement and Tax Matters Agreement, are principally designed to place financial responsibility for the obligations and liabilities of Hilton, HGV and the Company with the appropriate company. See “Spin-off Related Agreements – Distribution Agreement” and “– Tax Matters Agreement” and Note 15: "Commitments and Contingencies" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol "PK".
Shareholder Information
At February 23, 2024, we had 14 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
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
Distribution Information
In order to maintain our qualification for taxation as a REIT, we intend to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and as a result, we will generally not be required to pay tax on our income.
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

Share Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2018 against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index and the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on December 31, 2018, and that all dividends and other distributions were reinvested.

Total Return Performance
Index Value
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
45
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
Park Hotels and Resorts
Nareit Equity Index
S&P 400 Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Park Hotels and Resorts Inc.	$100.00	$108.34	$77.61	$85.44	$53.47	$73.36
S&P 400 Index	100.00	124.05	138.70	170.89	146.14	167.26
Nareit Equity Index	100.00	126.00	115.92	166.04	125.58	142.83
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the fiscal year ended December 31, 2023 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2023 through January 31, 2023	2,536,900	$11.64	2,536,900	$43
February 1, 2023 through February 28, 2023	174,848	$13.78	—	$300
March 1, 2023 through March 31, 2023	6,278,600	$11.93	6,278,600	$225
April 1, 2023 through April 30, 2023	105	$12.17	—	$225
May 1, 2023 through May 31, 2023	236	$12.40	—	$225
June 1, 2023 through June 30, 2023	332	$13.74	—	$225
July 1, 2023 through July 31, 2023	253	$13.16	—	$225
August 1, 2023 through August 31, 2023	5,760,165	$13.00	5,759,966	$150
September 1, 2023 through September 30, 2023	315	$12.83	—	$150
October 1, 2023 through October 31, 2023	57	$12.00	—	$150
November 1, 2023 through November 30, 2023	225	$12.89	—	$150
December 1, 2023 through December 31, 2023	—	$—	—	$150
Total	14,752,036		14,575,466
____________________________________________________________________________________
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
(3)The stock repurchase program authorized on February 25, 2022, which allowed for the repurchase of up to $300 million of our common stock, was terminated on February 17, 2023, upon the authorization of a new $300 million stock repurchase program, which expires on February 21, 2025.
Stock Repurchase Program
In February 2023, our Board terminated a previous $300 million stock repurchase program that was approved in February 2022 (the "February 2022 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025 (the "February 2023 Stock Repurchase Program" and collectively with the February 2022 Stock Repurchase Program the "Stock Repurchase Programs"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2023, we repurchased in aggregate under the Stock Repurchase Programs approximately 14.6 million shares of our common stock for a total purchase price of $180 million, and as of December 31, 2023, $150 million remained available for stock repurchases under the February 2023 Stock Repurchase Program.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2021 financial condition and results of operations compared to 2022, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 43 hotels consisting of premium-branded hotels and resorts with over 26,000 rooms, of which over 86% are luxury and upper upscale and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
We operate our business through two operating segments, our consolidated hotels and unconsolidated hotels. Our consolidated hotels operating segment is our only reportable segment. Refer to Note 14: "Business Segment Information" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.
Basis of Presentation
The consolidated financial statements reflect our financial position, results of operations and cash flows, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Refer to Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Outlook
Economic disruptions, including as a result of supply chain disruptions, elevated interest rates and elevated rates of inflation, may adversely affect our business. Inflationary concerns can affect both consumer sentiment and demand for travel, as well as increase labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation, which is expected to continue to stabilize, and current macroeconomic uncertainty. During 2023, we continued to experience improvements in overall demand across our portfolio, although ADR growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue for the remainder of 2024 based on current demand trends, expected increases in city-wide events and as demand from international travel continues to improve.
Recent Events
In October 2023, the trustee for the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels"), filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The court order contemplates that the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period. The effective exit from the Hilton San Francisco Hotels resulted in a required distribution. Thus, our Board of Directors (the "Board") declared a special cash dividend of $0.77 per share on October 27, 2023, which was paid on January 16, 2024 to stockholders of record as of December 29, 2023.
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
Other. Primarily related to support services we provide to HGV timeshare properties that have a presence within or adjacent to certain of our hotels, which include cost reimbursements for the costs of providing housekeeping, landscaping, general maintenance and other services plus a fee representing a percentage of cost reimbursements.
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
Other property. These costs consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance.
Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid if specified financial performance targets are achieved. Refer to Item 1: “Business – Our Principal Agreements,” included elsewhere in this Annual Report on Form 10-K for additional information.
Casualty and impairment gains or losses. Casualty losses are expenses that represent losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Casualty gains are insurance proceeds for property damage claims that are in excess of any associated impairment loss recognized and clean-up and recovery costs incurred, less any insurance deductible. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.
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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through December 31, 2023.
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
The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2023	2022

	(in millions)
Net income	$106	$173
Depreciation and amortization expense	287	269
Interest income	(38)	(13)
Interest expense	207	217
Interest expense associated with hotels in receivership	45	30
Income tax expense	38	—
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	8	9
EBITDA	653	685
Gain on sales of assets, net(1)	(15)	(22)
Gain on derecognition of assets(2)	(221)	—
Gain on sale of investments in affiliates(3)	(3)	(92)
Share-based compensation expense	18	17
Impairment and casualty loss	204	6
Other items	23	12
Adjusted EBITDA	659	606
Less: Adjusted EBITDA from investments in affiliates	(24)	(25)
Add: All other(4)	51	49
Hotel Adjusted EBITDA	$686	$630
____________________________________________________________________________________
(1)For the year ended December 31, 2022, includes a gain of $9 million on the sale of the DoubleTree Las Vegas Hotel included in equity in earnings (losses) from investments in affiliates.
(2)For the year ended December 31, 2023, represents the gain from derecognizing the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(3)Included in other gain (loss), net.
(4)Includes other revenues and other expenses, non-income taxes on TRS leases included in other property expenses and corporate general and administrative expenses.
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
The following table provides a reconciliation of Net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2023	2022

	(in millions, except per share amounts)
Net income attributable to stockholders	$97	$162
Depreciation and amortization expense	287	269
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
Gain on sales of assets, net	(15)	(13)
Gain on derecognition of assets(1)	(221)	—
Gain on sale of investments in affiliates(2)	(3)	(92)
Impairment loss	202	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	(11)	(15)
Pro rata FFO of investments in affiliates	14	12
Nareit FFO attributable to stockholders	346	319
Casualty loss	2	6
Share-based compensation expense	18	17
Interest expense associated with hotels in receivership(3)	20	—
Other items(4)	53	10
Adjusted FFO attributable to stockholders	$439	$352
Nareit FFO per share – Diluted(5)	$1.61	$1.40
Adjusted FFO per share – Diluted(5)	$2.04	$1.54
____________________________________________________________________________________
(1)For the year ended December 31, 2023, represents the gain from derecognizing the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(2)Included in other gain (loss), net.
(3)Reflects incremental default interest expense and late payment administrative fees associated with the default of the SF Mortgage Loan beginning in June 2023 and all interest expense that has accrued since the Hilton San Francisco Hotels were placed into receivership at the end of October 2023.
(4)For the year ended December 31, 2023, includes $28 million of income tax expense associated with the effective exit from the Hilton San Francisco Hotels.
(5)Per share amounts are calculated based on unrounded numbers.

Results of Operations
Property dispositions have had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below. Our non-comparable hotels consists of one hotel sold and one hotel returned to the lessor upon early termination of the ground lease during 2023, five consolidated hotels sold during 2022 and the two Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023. The results of operations of these hotels are included in our consolidated results only during our period of ownership. Changes in our operating revenues and expenses from these non-comparable hotels are shown below.
Hotel Revenues and Operating Expenses

	Year Ended December 31,				Change from Non-Comparable Hotels
	2023	2022	Change	Change from Comparable Hotels(1)	Change from the San Francisco Hotels	Change from Other Non-Comparable Hotels
	(in millions)
Rooms revenue	$1,653	$1,559	$94	$122	$14	$(42)
Food and beverage revenue	696	606	90	98	2	(10)
Ancillary hotel revenue	264	261	3	6	(1)	(2)
Rooms expense	449	408	41	48	2	(9)
Food and beverage expense	501	449	52	58	—	(6)
Other departmental and support expense	635	613	22	40	(1)	(17)
Other property expense	241	223	18	21	1	(4)
Management fees expense	126	115	11	11	1	(1)
____________________________________________________________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Group, transient, contract and other rooms revenue for the year ended December 31, 2023, as well as the change for each segment compared to 2022 are as follows:

	Year Ended December 31,				Change from Non-Comparable Hotels
	2023	2022	Change	Change from Comparable Hotels(1)	Change from the San Francisco Hotels	Change from Non-Comparable Hotels
	(in millions)
Group rooms revenue	$480	$403	$77	$67	$15	$(5)
Transient rooms revenue	1,043	1,052	(9)	31	(7)	(33)
Contract rooms revenue	92	71	21	19	5	(3)
Other rooms revenue	38	33	5	5	1	(1)
Rooms revenue	$1,653	$1,559	$94	$122	$14	$(42)
____________________________________________________________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions
The increases in hotel revenues and operating expenses from our comparable hotels were primarily a result of significant occupancy increases in certain of our largest markets. During the year ended December 31, 2023, our Hawaii, New York, Chicago, New Orleans, Washington, D.C. and Boston markets experienced the most significant changes compared to the same period in 2022. Combined occupancy and ADR at our two Hawaii hotels increased 5.8 percentage points and 3.8%, respectively, for the year ended December 31, 2023 compared to same period in 2022, driven by increases in group and domestic transient demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 5.4 percentage points and 5.0%, respectively. The New York Hilton Midtown benefited from increases in group and transient demand resulting in increases in occupancy of 18.9 percentage points for the year ended December 31, 2023 compared to the same period in 2022. Combined occupancy at our Chicago hotels increased 6.5 percentage points for the year ended December 31, 2023 compared to the same period in 2022 due to increases in transient and group demand, which also drove a 25% increase in food and beverage revenue at the Hilton Chicago. Occupancy at our New Orleans hotel increased 4.3 percentage points for the year ended December 31, 2023 compared to the same period in 2022 driven by increases in group demand, which also resulted in an increase in food and beverage revenue of 25%. Combined occupancy and ADR at our Washington D.C. hotels increased 8.4 percentage points and 12.2%, respectively, for the year ended December 31, 2023 compared to the same period in 2022 driven by increases in both group and transient demand. Combined occupancy and ADR at our Boston hotels increased 4.4 percentage points and 7.1%, respectively for the year ended December 31, 2023 compared to the same period in 2022 driven by increases in both group and transient demand.

During the year ended December 31, 2023, hotel revenues and operating expenses for the Casa Marina Key West, Curio Collection, decreased $31 million and $11 million, respectively, for the year ended December 31, 2023 compared to the same period in 2022 as the hotel's operations were suspended, or partially suspended, due to renovations from May 2023 through December 2023.
Other revenue and Other operating expense
During the year ended December 31, 2023, other revenue increased by $10 million and other operating expense increased by $11 million due to an increase in business and related costs that are allocated to HGV pursuant to service arrangements with certain of our hotels.
Corporate general and administrative

	Year Ended December 31,
	2023	2022	Percent Change
	(in millions)
General and administrative expenses	$45	$43	4.7%
Share-based compensation expense	18	17	5.9%
Other items	2	3	(33.3)%
Total corporate general and administrative	$65	$63	3.2%
Impairment and casualty loss
During the year ended December 31, 2023, we recognized an impairment loss of approximately $202 million. Refer to Note 8: "Fair Value Measurements" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
In September 2022, Hurricanes Ian and Fiona caused minimal damage and disruption at our hotels in Florida and Puerto Rico, respectively, and we recognized a casualty loss of approximately $5 million for costs to repair and remediate damage at these hotels.
Gain (loss) on sales of assets, net
During the years ended December 31, 2023 and 2022, we recognized a net gain of $15 million and $13 million, respectively, primarily as a result of the sales of our consolidated hotels.
Gain on derecognition of assets
During the year ended December 31, 2023, we recognized a gain of $221 million from the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Non-operating Income and Expenses
Interest income
Interest income increased $25 million during the year ended December 31, 2023 compared to the same period in 2022 as a result of an increase in interest rates, which more than offset a decrease in average cash balances.

Interest expense
Interest expense decreased $10 million during the year ended December 31, 2023 compared to the same period in 2022 due to the full repayments in December 2022 of our unsecured delayed draw term loan facility ("2019 Term Facility") and the $26 million mortgage loan secured by the Hilton Checkers, as well as the full repayment of the $75 million mortgage loan secured by the W Chicago - City Center in June 2023, partially offset by $50 million of borrowings under our Revolver in December 2022, which was subsequently repaid in February 2023. Interest expense associated with our debt for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022	Percent Change
	(in millions)
HHV Mortgage Loan(1)	$55	$55	—%
Other mortgage loans	19	21	(9.5)%
Revolver	4	3	33.3%
2019 Term Facility(2)	—	3	(100.0)%
2025 Senior Notes(3)	49	49	—%
2028 Senior Notes(3)	43	43	—%
2029 Senior Notes(3)	36	36	—%
Other	1	7	(85.7)%
Total interest expense	$207	$217	(4.6)%
____________________________________________________________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2) In December 2022, we fully repaid our 2019 Term Facility.
(3)In May and September 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million senior notes due 2029 ("2029 Senior Notes," collectively with the 2025 Senior Notes and 2028 Senior Notes, the "Senior Notes").
Our current debt outstanding is approximately $3.8 billion, excluding the SF Mortgage Loan, at a weighted average interest rate of 5.2%, all of which is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Interest expense associated with hotels in receivership
Interest expense on the SF Mortgage Loan increased $15 million due to accrued default interest beginning in June 2023 when we ceased making payments on the loan. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due.
Other gain (loss), net
During the year ended December 31, 2023, we recognized a gain of approximately $4 million primarily due to an early termination fee received from the lessor to terminate the lease for the Embassy Suites Phoenix Airport hotel.
During the year ended December 31, 2022, we recognized a gain of $96 million, which is primarily due to the sale of our ownership interests in the joint ventures that own and operate the Hilton San Diego Bayfront. Refer to Note 3: "Acquisitions and Dispositions" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Income tax expense
During the year ended December 31, 2023, we recognized income tax expense of $38 million, primarily related to the effective exit from the Hilton San Francisco Hotels in October 2023, which resulted in incremental income tax expense of $28 million. The remaining income tax expense is primarily related to our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2023, we had total cash and cash equivalents of $717 million and $33 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
Throughout 2023, we continued to experience improvements in overall demand across our portfolio and expect the improvement to continue through 2024 based on current demand trends, including an increase in city-wide events and from international travel. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.
With approximately $950 million available under our Revolver and $717 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. We fully repaid the $75 million mortgage loan secured by the W Chicago - City Center in June 2023 and the $50 million of borrowings under our Revolver in February 2023. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, we have no significant maturities until June 2025. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information on the SF Mortgage Loan. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. During 2023, we declared dividends of $2.15 per share, including dividends of $1.70 per share during the fourth quarter of 2023, which was paid on January 16, 2024, consisting of a special cash dividend of $0.77 per share from the effective exit from the Hilton San Francisco Hotels and our fourth quarterly dividend of $0.93 based on 2023 operating results. In addition, we declared a first quarter dividend of $0.25 per share in February 2024 to be paid on April 15, 2024 to stockholders of record as of March 29, 2024. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $90 million for capital expenditures at our properties, of which $16 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, and $10 million relates to the complete renovation of all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2023, our Board terminated a previous $300 million stock repurchase program that was approved in February 2022 (the "February 2022 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025 (the "February 2023 Stock Repurchase Program" and collectively with the February 2022 Stock Repurchase Program the "Stock Repurchase Programs"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2023, we repurchased in aggregate under the Stock Repurchase Programs approximately 14.6 million shares of our common stock for a total purchase price of $180 million, and as of December 31, 2023, $150 million remained available for stock repurchases under the February 2023 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2023	2022	Percent Change
	(in millions)
Net cash provided by operating activities	$503	$409	23.0%
Net cash (used in) provided by investing activities	(217)	87	349.4%
Net cash used in financing activities	(475)	(320)	48.4%
Operating Activities
Cash flow provided by operating activities are primarily generated from the operating income generated at our hotels. The $94 million increase in net cash provided by operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in cash from operations as a result of an increase in occupancy at our hotels, a decrease in cash paid for interest of $30 million, primarily due to the cessation of debt service payments toward the SF Mortgage Loan, and an increase in interest income of $25 million due to an increase in interest rates.
Investing Activities
The $217 million in net cash used in investing activities for the year ended December 31, 2023 was primarily attributable to $296 million in capital expenditures and land acquisitions and a $30 million reduction of restricted cash associated with the derecognition of the Hilton San Francisco hotels, partially offset by $116 million of net proceeds from the sale of one of our hotels.
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
Financing Activities
The $475 million in net cash used in financing activities for the year ended December 31, 2023 was primarily attributable to the repurchase of approximately 14.6 million shares of our common stock for approximately $180 million, $152 million of dividends paid and $133 million of debt repayments.
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
Dividends
As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. Therefore, as a general matter, after consideration of the allowable use of our net operating loss carryforward, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and, as a result, we will generally not be required to pay tax on our income. Consequently, before consideration of the use of any net operating loss carryforward, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We declared the following dividends to holders of our common stock during 2023:

Record Date	Payment Date	Dividend per Share
March 31, 2023	April 17, 2023	$0.15
June 30, 2023	July 17, 2023	$0.15
September 29, 2023	October 16, 2023	$0.15
December 29, 2023	January 16, 2024(1)	$1.70
____________________________________________________________________________________
(1)    Of the full $1.70 per share payment, $0.93 per share represented the quarterly dividend for the fourth quarter based on 2023 results of operations. The remaining $0.77 per share was attributable to the required distribution from the effective exit from the Hilton San Francisco Hotels.
Debt
As of December 31, 2023, our total indebtedness was approximately $3.8 billion, including approximately $2.1 billion of our Senior Notes, and excluding both the $725 million SF Mortgage Loan on which we ceased making debt service payments in June 2023 and approximately $164 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Critical Accounting Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our historical consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material effect on our financial position or results of operations.
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
As part of the process described above, we exercise judgment to:
•determine if there are indicators of impairment present. Factors we consider when making this determination include assessing the overall effect of trends in the hospitality industry and the general economy, historical experience, capital costs and other asset-specific information;
•determine the projected undiscounted future cash flows when indicators of impairment are present. Judgment is required when developing projections of future revenues and expenses based on estimated growth rates over the expected hold period of the asset group. These estimated growth rates are based on historical operating results, as well as various internal projections and external sources; and
•determine the asset fair value when required. In determining the fair value, we often use internally-developed discounted cash flow models. Assumptions used in the discounted cash flow models include estimating cash flows, which may require us to adjust for specific market conditions, as well as capitalization rates, which are based on location, property or asset type, market-specific dynamics and overall economic performance. The discount rate takes into account our weighted average cost of capital according to our capital structure and other market specific considerations.
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
Consolidation
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

Interest Rate Risk
As of December 31, 2023, there was no variable rate debt outstanding as we have no outstanding borrowings under our Revolver, which is our only variable-rate debt. Borrowings under our Revolver bear interest based on the secured overnight financing rate ("SOFR"). Our future interest rate risk may be affected by any future borrowings under our Revolver prior to the December 1, 2026 maturity date.
The following table sets forth the contractual maturities and the total fair values as of December 31, 2023 for our financial instruments:

	Maturities by Period
	2024(1)	2025	2026	2027	2028	Thereafter	Carrying Value	Fair Value

	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt	$61	$657	$1,563	$30	$725	$750	$3,786	$3,626
Average interest rate	4.83%	7.47%	4.20%	5.37%	5.88%	4.88%	5.24%
___________________________________________________________________________________
(1)Excludes the SF Mortgage Loan.
Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Property and Equipment for Impairment

Description of the Matter
The Company had property and equipment, net of $7,459 million as of December 31, 2023 and recognized an impairment loss of approximately $202 million during the year ended December 31, 2023 as disclosed in Note 4 of the consolidated financial statements. As discussed in Note 2 of the consolidated financial statements, property and equipment is evaluated for recoverability based on expected undiscounted future cash flows if there are indicators of impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded within impairment losses.
Auditing management’s assessment of impairment of property and equipment was complex and highly judgmental due to the significant estimation required in determining the timing and amount of expected undiscounted future cash flows as well as capitalization and discount rates used to assess properties for impairment. In particular, the expected future cash flows are based on significant estimates, including projections of future income and estimated growth rates. Further, a fair value measurement is highly sensitive to changes in capitalization and discount rates, that are estimated based on future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review process for evaluating property and equipment for impairment, including controls over management’s review of the significant assumptions described above.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop the expected future cash flows for their properties. We compared the significant assumptions, including discount rates, growth rates and capitalization rates, used by management to current industry and economic trends, and changes to the Company’s strategy. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the expected future cash flows that would result from changes in the assumptions. We also involved our valuation specialists to assist in our evaluation of the assumptions used in management's estimates of fair value.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tysons, Virginia
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), cash flows and equity for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 28, 2024

PARK HOTELS & RESORTS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Property and equipment, net	$7,459	$8,301
Contract asset	760	—
Intangibles, net	42	43
Cash and cash equivalents	717	906
Restricted cash	33	33
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	112	129
Prepaid expenses	59	58
Other assets	40	47
Operating lease right-of-use assets	197	214
TOTAL ASSETS (variable interest entities – $236 and $237)	$9,419	$9,731
LIABILITIES AND EQUITY
Liabilities
Debt	$3,765	$3,892
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	35	—
Accounts payable and accrued expenses	210	220
Dividends payable	362	56
Due to hotel managers	131	141
Other liabilities	200	172
Operating lease liabilities	223	234
Total liabilities (variable interest entities – $218 and $219)	5,651	5,440
Commitments and contingencies – refer to Note 15
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 210,676,264 shares issued and 209,987,581 shares outstanding as of December 31, 2023 and 224,573,858 shares issued and 224,061,745 shares outstanding as of December 31, 2022	2	2
Additional paid-in capital	4,156	4,321
(Accumulated deficit) retained earnings	(344)	16
Total stockholders' equity	3,814	4,339
Noncontrolling interests	(46)	(48)
Total equity	3,768	4,291
TOTAL LIABILITIES AND EQUITY	$9,419	$9,731
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rooms	$1,653	$1,559	$870
Food and beverage	696	606	251
Ancillary hotel	264	261	190
Other	85	75	51
Total revenues	2,698	2,501	1,362

Operating expenses
Rooms	449	408	254
Food and beverage	501	449	208
Other departmental and support	635	613	423
Other property	241	223	191
Management fees	126	115	59
Impairment and casualty loss	204	6	9
Depreciation and amortization	287	269	281
Corporate general and administrative	65	63	62
Other	83	72	49
Total expenses	2,591	2,218	1,536

Gain (loss) on sales of assets, net	15	13	(5)
Gain on derecognition of assets	221	—	—

Operating income (loss)	343	296	(179)

Interest income	38	13	1
Interest expense	(207)	(217)	(228)
Interest expense associated with hotels in receivership	(45)	(30)	(30)
Equity in earnings (losses) from investments in affiliates	11	15	(7)
Other gain (loss), net	4	96	(7)

Income (loss) before income taxes	144	173	(450)
Income tax expense	(38)	—	(2)
Net income (loss)	106	173	(452)
Net income attributable to noncontrolling interests	(9)	(11)	(7)
Net income (loss) attributable to stockholders	$97	$162	$(459)

Other comprehensive income, net of tax expense:
Change in fair value of interest rate swap, net of tax expense of $0	$—	$—	$2
Loss from interest rate swap reclassified into earnings	—	—	2
Total other comprehensive income	—	—	4
Comprehensive income (loss)	106	173	(448)
Comprehensive income attributable to noncontrolling interests	(9)	(11)	(7)
Comprehensive income (loss) attributable to stockholders	$97	$162	$(455)
Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.44	$0.71	$(1.95)
Earnings (loss) per share – Diluted	$0.44	$0.71	$(1.95)

Weighted average shares outstanding – Basic	214	228	236
Weighted average shares outstanding – Diluted	215	228	236
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net income (loss)	$106	$173	$(452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	287	269	281
(Gain) loss on sale of assets, net	(15)	(13)	5
Gain on derecognition of assets	(221)	—	—
Impairment and casualty loss	204	6	9
Equity in (earnings) losses from investments in affiliates	(11)	(15)	7
Other (gain) loss, net	(2)	(90)	7
Share-based compensation expense	18	17	19
Amortization of deferred financing costs	9	10	12
Distributions from unconsolidated affiliates	10	7	—
Deferred income taxes	14	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	9	(33)	(70)
Prepaid expenses	(4)	(23)	4
Other assets	18	32	(12)
Accounts payable and accrued expenses	82	44	—
Due to hotel managers	(10)	30	23
Other liabilities	16	(4)	27
Other	(7)	1	4
Net cash provided by (used in) operating activities	503	409	(137)
Investing Activities:
Capital expenditures for property and equipment	(285)	(168)	(54)
Acquisitions, net	(11)	—	—
Proceeds from asset dispositions, net	116	143	454
Proceeds from the sale of investments in affiliates, net	3	101	—
Reduction of restricted cash from derecognition of assets	(30)	—	—
Insurance proceeds for property damage claims	—	—	4
Distributions from unconsolidated affiliates	—	11	—
Contributions to unconsolidated affiliates	(10)	—	(6)
Purchase of investment security, net	—	—	(4)
Net cash (used in) provided by investing activities	(217)	87	394
Financing Activities:
Proceeds from issuance of Senior Notes	—	—	750
Borrowing from credit facilities	—	50	—
Repayments of credit facilities	(50)	(78)	(1,193)
Proceeds from issuance of mortgage debt	—	30	14
Repayments of mortgage debt	(83)	(64)	(20)
Debt issuance costs	(1)	(11)	(15)
Dividends paid	(152)	(7)	—
Distributions to noncontrolling interests, net	(7)	(10)	(6)
Tax withholdings on share-based compensation	(2)	(3)	(5)
Repurchase of common stock	(180)	(227)	—
Net cash used in financing activities	(475)	(320)	(475)
Net (decrease) increase in cash and cash equivalents and restricted cash	(189)	176	(218)
Cash and cash equivalents and restricted cash, beginning of period	939	763	981
Cash and cash equivalents and restricted cash, end of period	$750	$939	$763
For supplemental disclosures, refer to Note 16: "Supplemental Disclosures of Cash Flow Information"
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2020	236	$2	$4,519	$376	$(4)	$(50)	$4,843
Share-based compensation, net	—	—	14	—	—	—	14
Net (loss) income	—	—	—	(459)	—	7	(452)
Other comprehensive income	—	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Balance as of December 31, 2021	236	2	4,533	(83)	—	(49)	4,403
Share-based compensation, net	—	—	15	—	—	—	15
Net income	—	—	—	162	—	11	173
Dividends and dividend equivalents(1)	—	—	—	(63)	—	—	(63)
Repurchase of common stock	(12)	—	(227)	—	—	—	(227)
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Balance as of December 31, 2022	224	2	4,321	16	—	(48)	4,291
Share-based compensation, net	1	—	15	1	—	—	16
Net income	—	—	—	97	—	9	106
Dividends and dividend equivalents(1)	—	—	—	(458)	—	—	(458)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Repurchase of common stock	(15)	—	(180)	—	—	—	(180)
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$—	$(46)	$3,768
____________________________________________________________________________________
(1)Dividends declared per common share were $0.28 and $2.15, which includes a special cash dividend of $0.77 per common share, for the years ended December 31, 2022 and December 31, 2023, respectively.
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
We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. Park Parent owned 100% of the interests of our Operating Company until December 31, 2021 when the business undertook an internal reorganization transitioning our structure to a traditional umbrella partnership REIT ("UPREIT") structure . Effective January 1, 2022, Park Parent became the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, became a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.
Recent Events
In October 2023, the trustee for the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The court order contemplates that the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.
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

Reclassifications
Certain line items on the consolidated balance sheet as of December 31, 2022 and consolidated statements of comprehensive income (loss) for the year ended December 31, 2022 and 2021 have been reclassified to conform to the current period presentation.
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
Fair Value Measurements—Valuation Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date (an exit price). We use the three-level valuation hierarchy for classification of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The three-level hierarchy of inputs is summarized below:
•Level 1—Valuation is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2—Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.
•Level 3—Valuation is based upon other unobservable inputs that are significant to the fair value measurement.
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
We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”); a hedge of the fair value of a recognized asset or liability (“fair value hedge”); or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in other comprehensive income in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Cash flows from undesignated derivative financial instruments are included as an investing activity in our consolidated statements of cash flows.

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
Revenue Recognition
Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues primarily relate to support services we provide to Hilton Grand Vacations (“HGV”). Hotel operating revenues are disaggregated into room revenue, food and beverage revenue, ancillary hotel revenue and other revenue on the consolidated statements of comprehensive income (loss) to illustrate how economic factors affect the nature, amount and timing, and uncertainty of revenue and cash flows. Rooms revenue is recognized over time when rooms are occupied and food and beverage revenue is recognized at a point in time when goods and services have been delivered or rendered. Ancillary hotel revenue and other revenue is generally recognized at a point in time as goods and services are delivered or rendered.
We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price. If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheets. Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2023 and 2022 was $107 million and $103 million, respectively, and are generally recognized as revenue within a one-year period. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of comprehensive income (loss).
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
Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 related to our REIT activities other than taxes related to our sale of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017). We were subject to U.S. federal income tax on taxable sales of built-in gain property during the five-year period following the date of our spin-off, which ended in January 2022. We remain subject to California income tax on taxable sales of built-in-gain property until January 2027. In addition, we are subject to non-U.S. income tax on foreign held REIT activities and certain sales of foreign investments. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which enhances segment disclosures, including disclosures about significant segment expenses. We expect to adopt ASU 2023-07 on a retrospective basis when the requirements become effective for the year-ended December 31, 2024. We are currently evaluating the effect that ASU 2023-07 will have on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-08 ("ASU 2023-08"), Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances income tax disclosures, including disclosures about the existing rate reconciliation and income taxes paid information. We expect to adopt ASU 2023-08 when the requirements become effective for the year-ended December 31, 2025. ASU 2023-08 is required to be adopted on a prospective basis, but retrospective adoption is permitted. We are currently evaluating the effect that ASU 2023-08 will have on our consolidated financial statements.
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
Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other gain (loss), net in our consolidated statements of comprehensive income (loss).

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
During the year ended December 31, 2021, we sold the five consolidated hotels listed in the table below, received total gross proceeds of approximately $477 million and recognized a net $5 million loss due to selling costs, which is included in gain (loss) on sales of assets, net in our consolidated statements of comprehensive income (loss). In addition, we recognized a $5 million impairment loss from the classification of the Hotel Adagio, Autograph Collection, as held for sale at June 30, 2021, as the selling costs reduced the gross proceeds to less than the net book value of the property, which is included in impairment and casualty loss in our consolidated statements of comprehensive income (loss).

Hotel	Location	Month Sold
W New Orleans – French Quarter	New Orleans, Louisiana	April 2021
Hotel Indigo San Diego Gaslamp Quarter(1)	San Diego, California	June 2021
Courtyard Washington Capitol Hill Navy Yard(1)	Washington, D.C.	June 2021
Hotel Adagio, Autograph Collection	San Francisco, California	July 2021
Le Meridien San Francisco	San Francisco, California	August 2021
______________________________________________
(1)Sold as a portfolio in the same transaction.
Note 4: Property and Equipment
Property and equipment were:

	December 31,
	2023	2022

	(in millions)
Land	$2,990	$3,317
Buildings and leasehold improvements	5,814	6,512
Furniture and equipment	947	994
Construction-in-progress	341	201
	10,092	11,024
Accumulated depreciation and amortization	(2,633)	(2,723)
	$7,459	$8,301

Depreciation of property and equipment was $286 million, $268 million and $281 million during the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, we recognized an impairment loss of approximately $202 million related to one of the hotels securing our $725 million SF Mortgage Loan as a result of a decision to cease making debt service payments. In October 2023, the Hilton San Francisco Hotels that secure the SF Mortgage Loan were placed into receivership. Refer to Note 7: "Debt" and Note 8: "Fair Value Measurements" for additional information.
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

	December 31,
	2023	2022
	(in millions)
Property and equipment, net	$209	$208
Cash and cash equivalents	17	21
Restricted cash	2	2
Accounts receivable, net	5	4
Prepaid expenses	3	2
Debt	202	205
Accounts payable and accrued expenses	11	8
Due to hotel manager	2	2
Other liabilities	3	4
Unconsolidated Entities
Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $702 million and $721 million as of December 31, 2023 and 2022, respectively. Substantially all the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.
Note 6: Intangibles
Intangible assets were:

	December 31,
	2023	2022
	(in millions)
Air rights contract	45	45
Other	4	7
Accumulated amortization	(7)	(9)
	$42	$43

As of December 31, 2023, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2024	$1
2025	1
2026	1
2027	1
2028	1
Thereafter	37
$42
Note 7: Debt
Debt balances and associated interest rates as of December 31, 2023 were:

			Principal balance as of
	Interest Rate at December 31, 2023	Maturity Date	December 31, 2023	December 31, 2022

			(in millions)
HHV Mortgage Loan	4.20%	November 2026	$1,275	$1,275
Other mortgage loans(1)	Average rate of 4.37%	2024 to 2027(2)	385	469
Revolver(3)	SOFR + 2.10%	December 2026	—	50
2025 Senior Notes	7.50%	June 2025	650	650
2028 Senior Notes	5.88%	October 2028	725	725
2029 Senior Notes	4.88%	May 2029	750	750
Finance lease obligations	7.66%	2024 to 2028	1	—
			3,786	3,919
Add: unamortized premium			1	3
Less: unamortized deferred financing costs and discount			(22)	(30)
			$3,765	$3,892
____________________________________________________________________________________
(1)In June 2023, we fully repaid the $75 million mortgage loan secured by the W Chicago – City Center.
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months of notice. As of December 31, 2023, Park had not received notice from the lender.
(3)In February 2023, we fully repaid the $50 million outstanding balance under our amended and restated revolving credit facility ("Revolver"). The Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of December 31, 2023, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.
Mortgage Loans
In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV Mortgage Loan”). The HHV Mortgage Loan bears interest at a fixed-rate and requires interest-only payments through its maturity date. The HHV Mortgage Loan may be partially or fully prepaid, subject to prepayment penalties.
Our mortgage loans, which are associated with our three consolidated VIEs and mortgage loans acquired through the Merger, bear interest at fixed-rates. Certain of our mortgage loans require interest-only loan payments through their respective maturity dates, and the remaining mortgage loans require payments of both principal and interest on a monthly basis.

We are required to deposit with lenders certain cash reserves for restricted uses. As of December 31, 2023 and 2022, our consolidated balance sheets included $1 million and $6 million of restricted cash, respectively, related to our mortgage loans.
Credit Facilities
2016 Term Loan and Revolver
In December 2016, we entered into a credit agreement (“Original Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain others financial institutions party thereto as lenders. The facility included a $1 billion Revolver, and a term loan due December 2021 ("2016 Term Loan"). We used proceeds from the issuance of the $725 million senior notes due 2028 ("2028 Senior Notes") to repay all amounts outstanding under our 2016 Term Loan.
In December 2022, we amended and restated the Original Credit Agreement ("Credit Agreement"). The Credit Agreement provides aggregate commitments of $950 million for the Revolver, which can be increased by up to $500 million with lender approval, and matures on December 1, 2026, with the ability to extend its maturity by one year as (i) a one-year extension or (ii) two six-month extensions. Borrowings under the Revolver bear interest based upon the secured overnight financing rate ("SOFR") plus a credit spread adjustment of 0.1%, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage. The Credit Agreement also contains certain financial covenants including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio, certain of which were adjusted to revised levels through the end of the first quarter of 2024. The Credit Agreement allows us to conduct share repurchases, subject to compliance with the financial covenants, and released all collateral securing the Revolver and Senior Notes. The Credit Agreement restricts activities of the Company, including our ability to grant liens on certain properties, mergers, affiliate transactions, asset sales and the payment of dividends and distributions (except to the extent required to maintain REIT status and certain other agreed exceptions). Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount. As of December 31, 2023, we had approximately $4 million outstanding on a standby letter of credit. In February 2023, we fully repaid the $50 million balance on our Revolver with a portion of the net proceeds from the sale of the Hilton Miami Airport hotel. We capitalized $9 million of issuance costs during the year ended December 31, 2022.
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

2029 Senior Notes
In May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes"). Net proceeds were used to repay $564 million of the then outstanding balance under our Revolver and $173 million of the 2019 Term Facility. The 2029 Senior Notes bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2021. The 2029 Senior Notes will mature on May 15, 2029. We capitalized $13 million of issuance costs during the year ended December 31, 2021.
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
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2023 were:

Year	(in millions)
2024(1)	$61
2025	657
2026	1,563
2027	30
2028	725
Thereafter(2)	750
$3,786
____________________________________________________________________________________
(1)Excludes the SF Mortgage Loan.
(2)Assumes the exercise of all extensions that are exercisable solely at our option.
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the $725 million SF Mortgage Loan, which was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The court order contemplates that the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels, and accordingly recognized a gain of $221 million which is included in gain on derecognition of assets in our consolidated statements of comprehensive income (loss) and recorded a contract asset of $760 million, which represents the liabilities we expect to be released from upon final resolution with the lender on the SF Mortgage Loan in exchange for the transfer of ownership of the Hilton San Francisco Hotels. The $725 million SF Mortgage Loan will remain a liability until final resolution with the lender is concluded, and thus is included in debt associated with hotels in receivership on our consolidated balance sheet.
Note 8: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2023		December 31, 2022
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,195	$1,275	$1,142
Other mortgage loans	3	385	365	469	435
Revolver	3	—	—	50	50
2025 Senior Notes	1	650	652	650	652
2028 Senior Notes	1	725	713	725	661
2029 Senior Notes	1	750	702	750	635
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both December 31, 2023 and 2022, and categorized as Level 3 of the fair value hierarchy, was $718 million and $692 million, respectively, as of December 31, 2023 and 2022. Refer to Note 7: "Debt" for additional information.

During the year ended December 31, 2023, we recognized an impairment loss related to one of our hotels. In October 2023, this hotel, along with the other hotel securing our SF Mortgage Loan, were placed into receivership. Refer to Note 7: "Debt" for additional information. The estimated value of the asset that was measured on a nonrecurring basis was:

	December 31, 2023
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$234	$202
Total	$234	$202
____________________________________________________________________________________
(1)Fair value as of December 31, 2023 was measured using significant unobservable inputs (Level 3). We estimated fair value of the asset using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 6.3%, and discount rate of 9.5%. The discount and terminal capitalization rates used for the fair values of the asset reflected the risk profile of the market where the property is located.
Note 9: Leases
We lease hotel properties, land and equipment under operating and financing leases. We are subject to ground leases on 13 of our consolidated properties. Our leases expire, including options under lessor control, at various dates through 2083, with varying renewal options, and the majority expire before 2034.
Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.
The future minimum rent payments under our current leases, due in each of the next five years and thereafter as of December 31, 2023, were:

Operating Leases
Year	(in millions)
2024	$24
2025	27
2026	18
2027	19
2028	19
Thereafter	326
Total minimum rent payments	433
Less: imputed interest	210
Total operating lease liabilities	$223
As of both December 31, 2023 and 2022, the weighted average remaining operating lease term was 26.0 years, and the weighted average discount rate used to determine the operating lease liabilities was 5.7% and 5.6%, respectively.

The components of rent expense, which are primarily included in other property expenses in our consolidated statements of comprehensive income (loss), as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021

	(in millions)
Operating lease expense	$23	$28	$29
Variable lease expense	16	13	4
Operating cash flows for operating leases	24	29	30
Operating lease right-of-use asset reassessment(1)	—	(4)	—
____________________________________________________________________________________
(1)For the year ended December 31, 2022, amount represents a reduction to our right-of-use assets and lease liability due to a change in discount rate upon a lease remeasurement.
Note 10: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 related to our REIT activities other than taxes related to our sale of built-in gain property.
The components of our provision for income taxes were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current:
U.S. Federal	$5	$1	$5
State	19	1	(2)
Total current	24	2	3
Deferred:
U.S. Federal	4	—	(1)
State	10	(2)	—
Total deferred	14	(2)	(1)
Total provision for income taxes	$38	$—	$2

For the year ended December 31, 2023, the total provision for income taxes includes $28 million of income taxes associated with the effective exit from the Hilton San Francisco Hotels.
Reconciliations of our tax provision at the U.S. statutory rate to the provision for income taxes were:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Statutory U.S. federal income tax provision (benefit)	$30	$36	$(94)
State income taxes, net of U.S. federal tax benefit	29	1	—
Change in deferred tax asset valuation allowance	—	4	(22)
REIT income not subject to tax	(23)	(39)	116
Derecognition and remeasurement of deferred taxes	—	(2)	(1)
Other	2	—	3
Provision for income taxes	$38	$—	$2
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2023	2022
	(in millions)
Deferred income tax assets(1)	$1	$—
Deferred income tax liabilities(2)	(24)	(9)
Net deferred tax liability	$(23)	$(9)
____________________________________________________________________________________
(1)Included within other assets in our consolidated balance sheets, net of valuation allowance.
(2)Included within other liabilities in our consolidated balance sheets.
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax liability were:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$49	$53
Deferred income	—	4
Investments	5	3
Interest expense limitation	4	—
Other	7	6
Total gross deferred tax assets	65	66
Less: valuation allowance	(59)	(59)
Deferred tax assets	6	7
Deferred tax liabilities:
Property and equipment	(16)	(3)
Investments	(10)	(9)
Accrued compensation	(2)	(4)
Other	(1)	—
Deferred tax liabilities	(29)	(16)
Net deferred tax liability	$(23)	$(9)

As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $673 million, which resulted in deferred tax assets of $49 million. Our U.S. federal net operating loss carryforwards of approximately $267 million are not subject to expiration. Our U.S. state net operating loss carryforwards of approximately $406 million will begin to expire in 2030.
We made no cash distributions to our stockholders in 2021. The cash distributions to stockholders in 2023 and 2022 are characterized, for U.S. federal income tax purposes, as follows:

	Year Ended December 31,
	2023	2022
Common distributions (per share):
Ordinary dividends	$0.000000	$0.000000
Capital gain distributions(1)	2.150000	0.280000
____________________________________________________________________________________
(1)Capital gain distribution disclosure pursuant to Treasury Regulation §1.1061-6(c). The following additional information relates to the capital gain distributions for calendar years 2023 and 2022, as reported on Park Hotels & Resorts Inc. Form 1099-DIV, Box 2a. For purposes of Internal Revenue Code Section 1061, which is generally applicable to direct and indirect holders of “applicable partnership interests”: (i) the “One Year Amounts” are $0.000000 per share, and (ii) the “Three Year Amounts” are $0.000000 per share, with respect to both the 2023 and 2022 capital gain distributions.
Note 11: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”) both of which are amended and restated from time to time. An amendment and restatement of the 2017 Employee Plan was approved by our Board in February 2023 and approved by our stockholders in April 2023 to, among other changes, increase the number of shares available to be issued by 6,070,000, from 8,000,000 to 14,070,000 shares. As of December 31, 2023, 7,496,571 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of December 31, 2023, 255,351 shares of common stock remain available for future issuance. For the years ended December 31, 2023, 2022 and 2021, we recognized $18 million, $17 million and $19 million of share-based compensation expense, respectively. As of December 31, 2023, unrecognized compensation expense was $20 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2023, 2022 and 2021 was $7 million, $7 million and $18 million, respectively.

Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	834,258	$21.68
Granted	434,486	20.52
Vested	(456,357)	19.08
Forfeited	(23,065)	22.45
Unvested at December 31, 2021	789,322	22.52
Granted	471,614	18.16
Vested	(378,605)	22.51
Forfeited	(38,485)	20.28
Unvested at December 31, 2022	843,846	20.19
Granted	696,356	13.45
Vested	(539,133)	20.39
Forfeited	(18,484)	15.52
Unvested at December 31, 2023	982,585	$15.40
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
Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of December 31, 2023, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.

The following table provides a summary of PSUs for the years ended December 31, 2023, 2022 and 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	1,078,555	$18.70
Granted	327,416	27.16
Vested	(428,255)	16.33
Forfeited	(5,642)	20.29
Unvested at December 31, 2021	972,074	22.59
Granted	393,225	21.93
Forfeited	(166,974)	34.47
Unvested at December 31, 2022	1,198,325	20.71
Granted	590,805	19.96
Forfeited	(261,554)	24.80
Unvested at December 31, 2023	1,527,576	$19.72
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	48.0%	57.5%	60.0%
Dividend yield(1)	—	—	—
Risk-free rate	4.3%	1.7%	0.2% - 0.3%
Expected term	3 years	3 years	3 years
____________________________________________________________________________________
(1)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 12: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$97	$162	$(459)
Earnings attributable to participating securities	(2)	—	—
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$95	$162	$(459)
Denominator:
Weighted average shares outstanding – basic	214	228	236
Unvested restricted shares	1	—	—
Weighted average shares outstanding – diluted	215	228	236

Earnings (loss) per share – Basic(1)	$0.44	$0.71	$(1.95)
Earnings (loss) per share – Diluted(1)	$0.44	$0.71	$(1.95)
____________________________________________________________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2023, 2022 and 2021 because their effect would have been anti-dilutive.
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
Marketing Fees
Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $47 million, $45 million and $26 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in other departmental and support expense in our consolidated statements of comprehensive income (loss).
Employee Cost Reimbursements
We are responsible for reimbursing our managers for certain employee related costs outside of payroll. These costs include contributions to a defined contribution 401(k) Retirement Savings Plan administered by our managers, union-

sponsored pension plans and other post-retirement plans. All of these plans are the responsibility of our managers and our obligation is only for the reimbursement of these costs for individuals who work at our hotel properties. Total employee cost reimbursements were $132 million, $117 million and $55 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in the respective operating expenses line item in our consolidated statements of comprehensive income (loss) based upon the nature of services provided by such employees.
Note 14: Business Segment Information
As of December 31, 2023, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:
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

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income (loss) to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Revenues:
Total consolidated hotel revenues	$2,613	$2,426	$1,311
Other revenues	85	75	51
Total revenues	$2,698	$2,501	$1,362

Net income (loss)	$106	$173	$(452)
Other revenues	(85)	(75)	(51)
Depreciation and amortization expense	287	269	281
Corporate general and administrative expense	65	63	62
Impairment and casualty loss	204	6	9
Other operating expenses	83	72	49
(Gain) loss on sales of assets, net	(15)	(13)	5
Gain on derecognition of assets	(221)	—	—
Interest income	(38)	(13)	(1)
Interest expense	207	217	228
Interest expense associated with hotels in receivership	45	30	30
Equity in (earnings) losses from investments in affiliates	(11)	(15)	7
Income tax expense	38	—	2
Other (gain) loss, net	(4)	(96)	7
Other items	25	12	1
Hotel Adjusted EBITDA	$686	$630	$177
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	December 31,
	2023	2022

	(in millions)
Consolidated hotels	$9,406	$9,726
All other	13	5
Total assets	$9,419	$9,731
Note 15: Commitments and Contingencies
As of December 31, 2023, we had outstanding commitments under third-party contracts of approximately $90 million for capital expenditures at our properties, of which $16 million relates to projects at the Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, and $10 million relates to the complete renovation of all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of December 31, 2023 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses. In February 2021, we were required to make a payment to Hilton of approximately $11 million representing our share of: (i) the deposit required from Hilton by the ATO to further contest the claim and (ii) certain out-of-pocket expenses incurred by Hilton.
Additionally, as of December 31, 2023, Hilton remains subject to U.S. federal income tax examinations from 2011 through 2017, the year of our spin-off. Various income tax returns for Hilton filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.
Note 16: Supplemental Disclosures of Cash Flow Information
Interest paid during the years ended December 31, 2023, 2022 and 2021 was $215 million, $245 million and $242 million, respectively. The decrease in interest paid during the year ended December 31, 2023 as compared to the years ended December 31, 2022 and 2021 is primarily due to the cessation of debt service payments toward the SF Mortgage Loan beginning in June 2023.
We paid $7 million, $7 million and $31 million in income taxes during the years ended December 31, 2023, 2022 and 2021, respectively.
Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $37 million, $33 million and $11 million during the years ended December 31, 2023, 2022 and 2021, respectively.
The following non-cash financing activity was excluded from the consolidated statements of cash flows:
During the year ended December 31, 2023:
•We declared $355 million of dividends that were unpaid and accrued as of December 31, 2023.
During the year ended December 31, 2022:
•We declared $56 million of dividends that were unpaid and accrued as of December 31, 2022.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2023

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(2)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—	$38	$56	$7	$86	$40	$112	$35	$187	$(58)	1949	10/24/2007	3	-	40 years
DoubleTree Hotel Durango	—	—	—	2	5	—	2	5	7	(6)	1985	10/24/2007	3	-	40 years
DoubleTree Hotel Ontario Airport	30	14	58	3	21	13	64	19	96	(41)	1974	10/24/2007	3	-	40 years
DoubleTree Hotel San Diego – Mission Valley	—	—	—	2	17	—	10	9	19	(14)	1989	10/24/2007	3	-	40 years
DoubleTree Hotel San Jose	—	15	67	5	26	15	82	15	112	(47)	1980	10/24/2007	3	-	40 years
DoubleTree Hotel Seattle Airport	—	—	—	11	30	1	13	27	41	(34)	1969	10/24/2007	3	-	40 years
DoubleTree Hotel Sonoma Wine Country	—	—	—	4	12	—	6	10	16	(12)	1977	10/24/2007	3	-	40 years
Embassy Suites Austin Downtown South Congress	—	—	45	2	18	—	57	8	65	(42)	1983	10/24/2007	3	-	40 years
Hilton Boston Logan Airport	—	—	108	6	31	—	130	15	145	(61)	1999	10/24/2007	3	-	40 years
Hilton Chicago	—	69	233	12	193	71	377	60	508	(188)	1927	10/24/2007	3	-	40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275	925	807	17	444	983	1,098	112	2,193	(537)	1961	10/24/2007	3	-	40 years
Hilton McLean Tysons Corner	—	50	82	3	(11)	23	57	44	124	(69)	1987	10/24/2007	3	-	40 years
Hilton New Orleans Riverside	—	89	217	3	113	90	274	58	422	(152)	1977	10/24/2007	3	-	40 years
Hilton Oakland Airport	—	—	13	3	1	—	9	8	17	(12)	1970	10/24/2007	3	-	40 years
Hilton Salt Lake City Center	—	—	—	10	20	—	8	22	30	(25)	2002	10/24/2007	3	-	40 years
Hilton Santa Barbara Beachfront Resort	159	71	50	2	50	71	79	24	174	(44)	1986	10/24/2007	3	-	40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	16	—	81	8	89	(44)	1961	10/24/2007	3	-	40 years
Hilton Short Hills	—	59	54	3	(91)	13	10	2	25	(3)	1988	10/24/2007	3	-	40 years
Hilton Waikoloa Village	—	160	340	25	(57)	112	293	63	468	(184)	1988	10/24/2007	3	-	40 years
New York Hilton Midtown	—	1,096	542	13	142	1,043	659	91	1,793	(328)	1963	10/24/2007	3	-	40 years
DoubleTree Hotel Washington DC – Crystal City	—	43	95	2	51	43	128	20	191	(73)	1982	12/14/2007	3	-	40 years
DoubleTree Hotel Spokane City Center	14	3	24	2	13	3	30	9	42	(17)	1986	1/1/2010	3	-	40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	41	—	157	31	188	(80)	1983	8/30/2010	3	-	40 years
Embassy Suites Kansas City – Plaza	—	—	26	1	4	—	28	3	31	(24)	1973	7/25/2014	3	-	40 years
Signia by Hilton Orlando Bonnet Creek	—	15	377	31	141	18	507	39	564	(108)	2009	2/12/2015	3	-	40 years
Waldorf Astoria Orlando	—	34	274	29	63	36	322	42	400	(106)	2009	2/12/2015	3	-	40 years
Casa Marina Key West, Curio Collection	—	164	174	9	40	164	221	2	387	(35)	1920	2/17/2015	3	-	40 years
The Reach Key West, Curio Collection	—	57	67	3	19	57	80	9	146	(23)	1970	2/17/2015	3	-	40 years
Juniper Hotel Cupertino, Curio Collection	—	40	64	8	2	40	66	8	114	(21)	1973	6/2/2015	3	-	40 years
Boston Marriott Newton	—	24	74	15	3	24	76	16	116	(20)	1969	9/18/2019	3	-	40 years

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2023

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(2)	Life Upon Which Depreciation is Computed
Hilton Checkers Los Angeles	$—	$19	$44	$7	$2	$19	$46	$7	$72	$(9)	1927	9/18/2019	3	-	40 years
Hilton Denver City Center	54	14	163	21	2	14	164	22	200	(33)	1982	9/18/2019	3	-	40 years
Hyatt Centric Fisherman’s Wharf	—	33	122	11	4	33	125	12	170	(24)	1990	9/18/2019	3	-	40 years
Hyatt Regency Boston	128	—	177	14	1	—	179	14	193	(32)	1985	9/18/2019	3	-	40 years
Hyatt Regency Mission Bay Spa and Marina	—	5	118	15	5	6	121	16	143	(26)	1961	9/18/2019	3	-	40 years
JW Marriott San Francisco Union Square	—	—	191	13	5	—	196	13	209	(30)	1987	9/18/2019	3	-	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—	16	139	12	8	16	146	13	175	(26)	1926	9/18/2019	3	-	40 years
W Chicago – City Center	—	20	76	14	2	20	78	14	112	(17)	1928	9/18/2019	3	-	40 years
W Chicago – Lakeshore	—	22	58	8	3	22	60	9	91	(15)	1965	9/18/2019	3	-	40 years
Total	$1,660	$3,095	$5,142	$361	$1,475	$2,990	$6,151	$934	$10,075	$(2,620)
(1)Includes amounts classified as construction-in-progress.
(2)On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. following the completion of the Blackstone Merger.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation—(continued)
(Dollars in millions)
December 31, 2023
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$11,008	$11,010	$11,376
Additions during period:
Capital expenditures	307	188	62
Transfer to real estate assets(1)	—	—	83
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(199)	(190)	(511)
Derecognition of assets(2)	(1,041)	—	—
Balance at end of period	$10,075	$11,008	$11,010
____________________________________________________________________________________
(1)During 2021, four of our hotels that were previously managed by us were transitioned to a third-party hotel management company.
(2)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(B)The change in accumulated depreciation for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$2,712	$2,504	$2,241
Additions during period:
Depreciation expense	254	267	280
Transfer to real estate assets(1)	—	—	30
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(68)	(59)	(47)
Derecognition of assets(2)	(278)	—	—
Balance at end of period	$2,620	$2,712	$2,504
____________________________________________________________________________________
(1)During 2021, four of our hotels that were previously managed by us were transitioned to a third-party hotel management company.
(2)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(C)The aggregate cost of real estate for U.S. federal income tax purposes is approximately $5.662 billion as of December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
(a)Financial Statements
We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
(b)Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation is filed herewith.
All other schedules are omitted as the required information is either not present, not present in material amounts or presented within the consolidated financial statements or related notes.
(c)Exhibits
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

4.5
First Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of May 14, 2021 among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.5 to our Current Report on Form 10-K, filed on February 23, 2023).

4.6
First Supplemental Indenture, dated as of May 7, 2021, to the Indenture dated as of September 18, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.6 to our Current Report on Form 10-K, filed on February 23, 2023).

4.7
Second Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of September 18, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.7 to our Current Report on Form 10-K, filed on February 23, 2023).

4.8
First Supplemental Indenture, dated as of May 7, 2021, to the Indenture dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 10-K, filed on February 23, 2023).

4.9
Second Supplemental Indenture, dated as of December 1, 2022, to the Indenture dated as of May 29, 2020, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.9 to our Current Report on Form 10-K, filed on February 23, 2023).

10.1
Tax Matters Agreement by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc., dated as of January 2, 2017 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 4, 2017).

10.2
Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan (as Amended and Restated Effective as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2023). †

10.3
Loan Agreement, dated as of October 7, 2016, among S.F. Hilton LLC and P55 Hotel Owner LLC, collectively, as Borrowers and JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC and Morgan Stanley Bank, N.A., collectively, as Lenders and the other parties thereto (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10 (File No. 001-37795), as filed on November 14, 2016).

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

10.21	Form of CEO Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.22	Form of Executive Special Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 26, 2020).†

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

10.25	Form of CEO PSU Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.26	Form of Executive PSU Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.27
Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (as amended and restated as of April 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 4, 2021). †

10.28
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

10.29
Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2022) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 25, 2022). †

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

97.1*	Park Hotels and Resorts Inc. Incentive Compensation Clawback Policy (Effective as of October 2, 2023) †

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

†	Denotes a management contract or compensatory plan, contract or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Park Hotels & Resorts Inc.

Date: February 28, 2024	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2024
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 28, 2024
Patricia M. Bedient

/s/ Thomas D. Eckert	Director	February 28, 2024
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 28, 2024
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 28, 2024
Christie B. Kelly

/s/ Joseph I. Lieberman	Director	February 28, 2024
Joseph I. Lieberman

/s/ Terri D. McClements	Director	February 28, 2024
Terri D. McClements

/s/ Thomas A. Natelli	Director	February 28, 2024
Thomas A. Natelli

/s/ Timothy J. Naughton	Director	February 28, 2024
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 28, 2024
Stephen I. Sadove