Form 10-Q
period 2024-03-31
Park Hotels & Resorts Inc.
filed 2024-05-01
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on April 26, 2024 was 210,597,557.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Property and equipment, net	$7,441	$7,459
Contract asset	774	760
Intangibles, net	42	42
Cash and cash equivalents	378	717
Restricted cash	32	33
Accounts receivable, net of allowance for doubtful accounts of $3 and $3	125	112
Prepaid expenses	62	59
Other assets	40	40
Operating lease right-of-use assets	191	197
TOTAL ASSETS (variable interest entities – $231 and $236)	$9,085	$9,419
LIABILITIES AND EQUITY
Liabilities
Debt	$3,764	$3,765
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	49	35
Accounts payable and accrued expenses	223	210
Dividends payable	57	362
Due to hotel managers	101	131
Other liabilities	206	200
Operating lease liabilities	218	223
Total liabilities (variable interest entities – $217 and $218)	5,343	5,651
Commitments and contingencies – refer to Note 11
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 211,377,190 shares issued and 210,525,968 shares outstanding as of March 31, 2024 and 210,676,264 shares issued and 209,987,581 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	4,154	4,156
Accumulated deficit	(367)	(344)
Total stockholders' equity	3,789	3,814
Noncontrolling interests	(47)	(46)
Total equity	3,742	3,768
TOTAL LIABILITIES AND EQUITY	$9,085	$9,419
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rooms	$374	$382
Food and beverage	182	181
Ancillary hotel	62	65
Other	21	20
Total revenues	639	648

Operating expenses
Rooms	102	107
Food and beverage	123	127
Other departmental and support	145	158
Other property	52	60
Management fees	30	30
Impairment and casualty loss	6	1
Depreciation and amortization	65	64
Corporate general and administrative	17	16
Other	21	20
Total expenses	561	583

Gain on sale of assets, net	—	15
Gain on derecognition of assets	14	—

Operating income	92	80

Interest income	5	10
Interest expense	(53)	(52)
Interest expense associated with hotels in receivership	(14)	(8)
Equity in earnings from investments in affiliates	—	4
Other gain, net	—	1

Income before income taxes	30	35
Income tax expense	(1)	(2)
Net income	29	33
Net income attributable to noncontrolling interests	(1)	—
Net income attributable to stockholders	$28	$33

Earnings per share:
Earnings per share – Basic	$0.13	$0.15
Earnings per share – Diluted	$0.13	$0.15

Weighted average shares outstanding – Basic	209	220
Weighted average shares outstanding – Diluted	211	221
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$29	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	64
Gain on sales of assets, net	—	(15)
Gain on derecognition of assets	(14)	—
Impairment and casualty loss	5	1
Equity in earnings from investments in affiliates	—	(4)
Share-based compensation expense	4	4
Amortization of deferred financing costs	—	2
Distributions from unconsolidated affiliates	—	6
Changes in operating assets and liabilities	3	13
Net cash provided by operating activities	92	104
Investing Activities:
Capital expenditures for property and equipment	(70)	(54)
Acquisitions, net	—	(11)
Proceeds from asset dispositions, net	—	116
Contributions to unconsolidated affiliates	—	(2)
Net cash (used in) provided by investing activities	(70)	49
Financing Activities:
Repayments of credit facilities	—	(50)
Repayments of mortgage debt	(1)	(2)
Debt issuance costs	—	(1)
Dividends paid	(355)	(56)
Distributions to noncontrolling interests, net	(2)	(1)
Tax withholdings on share-based compensation	(4)	(2)
Repurchase of common stock	—	(105)
Net cash used in financing activities	(362)	(217)
Net decrease in cash and cash equivalents and restricted cash	(340)	(64)
Cash and cash equivalents and restricted cash, beginning of period	750	939
Cash and cash equivalents and restricted cash, end of period	$410	$875

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$52	$32
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$(46)	$3,768
Share-based compensation, net	1	—	(2)	2	—	—
Net income	—	—	—	28	1	29
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	211	$2	$4,154	$(367)	$(47)	$3,742

	Common Stock		Additional Paid-in Capital	Retained Earnings	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	—	2	—	2
Net income	—	—	—	33	—	33
Dividends and dividend equivalents(1)	—	—	—	(32)	—	(32)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Repurchase of common stock	(9)	—	(105)	—	—	(105)
Balance as of March 31, 2023	216	$2	$4,216	$19	$(49)	$4,188
___________________________________
(1)Dividends declared per common share were $0.25 and $0.15 for the three months ended March 31, 2024 and 2023, respectively.

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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024.
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

Reclassifications
Certain line items on the condensed consolidated statements of operations for the three months ended March 31, 2023 have been reclassified to conform to the current period presentation.
Summary of Significant Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, contains a discussion of significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2023.
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
Note 4: Property and Equipment
Property and equipment were:

	March 31, 2024	December 31, 2023

	(in millions)
Land	$2,995	$2,990
Buildings and leasehold improvements	5,872	5,814
Furniture and equipment	995	947
Construction-in-progress	264	341
	10,126	10,092
Accumulated depreciation	(2,685)	(2,633)
	$7,441	$7,459
Depreciation of property and equipment was $65 million and $64 million during the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, we recognized an impairment loss of approximately $5 million related to one of our hotels subject to a ground lease and our inability to recover the carrying value of the asset over the remaining lease term. Refer to Note 7: "Fair Value Measurements" for additional information.
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

	March 31, 2024	December 31, 2023

	(in millions)
Property and equipment, net	$207	$209
Cash and cash equivalents	15	17
Restricted cash	3	2
Accounts receivable, net	4	5
Prepaid expenses	2	3
Debt	202	202
Accounts payable and accrued expenses	10	11
Due to hotel manager	1	2
Other liabilities	4	3
Unconsolidated Entities
Four of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $702 million as of both March 31, 2024 and December 31, 2023. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.
Note 6: Debt
Debt balances and associated interest rates as of March 31, 2024 were:

			Principal balance as of
	Interest Rate at March 31, 2024	Maturity Date	March 31, 2024	December 31, 2023

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.37%	2024 to 2027(2)	384	385
Revolver(3)	SOFR + 2.00%(4)	December 2026	—	—
2025 Senior Notes(5)	7.50%	June 2025	650	650
2028 Senior Notes(5)	5.88%	October 2028	725	725
2029 Senior Notes(5)	4.88%	May 2029	750	750
Finance lease obligations	7.66%	2024 to 2028	1	1
			3,785	3,786
Add: unamortized premium			1	1
Less: unamortized deferred financing costs and discount			(22)	(22)
			$3,764	$3,765
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months of notice. As of March 31, 2024, Park had not received notice from the lender.
(3)Our revolving credit facility ("Revolver") permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of March 31, 2024, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.
(4)SOFR includes a credit spread adjustment of 0.1%.

(5)In May and September 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. ("PK Finance") issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”).
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2024 were:

Year	(in millions)
2024(1)	$60
2025	657
2026	1,563
2027	30
2028	725
Thereafter(2)	750
$3,785
_____________________________________
(1)Excludes the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels").
(2)Assumes the exercise of all extensions that are exercisable solely at our option.
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The court order contemplates that the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023 when the receiver took control of the hotels. For the three months ended March 31, 2024, we recognized a gain of $14 million, which is included in gain on derecognition of assets in our condensed consolidated statements of operations. The gain represents the accrued interest expense associated with the default of the SF Mortgage Loan, which results in a corresponding increase of the contract asset on our condensed consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan, in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of March 31, 2024 and December 31, 2023, the contract asset on our condensed consolidated balance sheets was $774 million and $760 million, respectively. The SF Mortgage Loan will remain a liability until final resolution with the lender is concluded and is included in debt associated with hotels in receivership on our condensed consolidated balance sheets.

Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2024		December 31, 2023
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,192	$1,275	$1,195
Other mortgage loans	3	384	361	385	365
2025 Senior Notes	1	650	652	650	652
2028 Senior Notes	1	725	712	725	713
2029 Senior Notes	1	750	699	750	702
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both March 31, 2024 and December 31, 2023 and categorized as Level 3 of the fair value hierarchy, was $718 million as of both March 31, 2024 and December 31, 2023. Refer to Note 6: "Debt" for additional information.
During the three months ended March 31, 2024, we recognized an impairment loss related to one of our hotels due to our inability to recover the carrying value of the asset. The estimated fair value of the asset that was measured on a nonrecurring basis was:

	March 31, 2024
	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$—	$5
Total	$—	$5
____________________________________________________________________________________
(1)Fair value as of March 31, 2024 was determined to be zero as the hotel is subject to a ground lease and is not expected to produce positive cash flows over the remaining lease term.
Note 8: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of March 31, 2024, 6,423,353 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of March 31, 2024, 244,343 shares of common stock remain available for future issuance. For both the three months ended March 31, 2024 and 2023, we recognized $4 million of share-based compensation expense. As of March 31, 2024, unrecognized compensation expense was $33 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the three months ended March 31, 2024 and 2023 was $12 million and $6 million, respectively.

Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	982,585	$15.40
Granted	517,222	16.26
Vested	(420,499)	16.73
Forfeited	(20,375)	15.63
Unvested at March 31, 2024	1,058,933	$15.28
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
Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of March 31, 2024, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.
The following table provides a summary of PSUs for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	1,527,576	$19.72
Granted	590,483	17.75
Vested	(337,283)	26.99
Forfeited	(5,531)	19.63
Unvested at March 31, 2024	1,775,245	$17.69
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	36.0%
Dividend yield(1)	—
Risk-free rate	4.5%
Expected term	3 years
_____________________________________
(1)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 9: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders, net of earnings allocated to participating securities	$28	$33
Denominator:
Weighted average shares outstanding – basic	209	220
Unvested restricted shares	2	1
Weighted average shares outstanding – diluted	211	221

Earnings per share – Basic(1)	$0.13	$0.15
Earnings per share – Diluted(1)	$0.13	$0.15
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2024 and 2023 because their effect would have been anti-dilutive.
Note 10: Business Segment Information
As of March 31, 2024, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day to day operating decisions and evaluations of our operating performance against other companies within our industry:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Revenues:
Total consolidated hotel revenues	$618	$628
Other revenues	21	20
Total revenues	$639	$648

Net income	$29	$33
Other revenues	(21)	(20)
Depreciation and amortization expense	65	64
Corporate general and administrative expense	17	16
Impairment and casualty loss	6	1
Other operating expenses	21	20
Gain on sales of assets, net	—	(15)
Gain on derecognition of assets	(14)	—
Interest income	(5)	(10)
Interest expense	53	52
Interest expense associated with hotels in receivership	14	8
Equity in earnings from investments in affiliates	—	(4)
Income tax expense	1	2
Other gain, net	—	(1)
Other items	3	6
Hotel Adjusted EBITDA	$169	$152
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	March 31, 2024	December 31, 2023

	(in millions)
Consolidated hotels	$9,073	$9,406
All other	12	13
Total assets	$9,085	$9,419
Note 11: Commitments and Contingencies
As of March 31, 2024, we had outstanding commitments under third-party contracts of approximately $91 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of March 31, 2024 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2023.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") and the lender's exercise of its remedies, including placing such hotels into receivership, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including inflation, elevated interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation or regulations, the expected completion of anticipated dispositions, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 43 hotels, consisting of premium-branded hotels and resorts with over 26,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of supply chain disruptions, elevated interest rates and elevated rates of inflation may adversely affect our business. Inflationary concerns can affect both consumer sentiment and demand for travel, as well as increase labor or other costs to maintain or operate hotels that cannot be reduced without adversely affecting business growth or hotel value. However, we have relied on the performance of our hotels and active asset management to mitigate the effects of inflation, which is expected to continue to stabilize, and current macroeconomic uncertainty. During the first quarter of 2024, we continued to experience improvements in overall demand across our portfolio, although average daily rate ("ADR") growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue for the remainder of 2024 based on current demand trends, expected increases in city-wide events and as demand from international travel continues to improve.
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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through March 31, 2024 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
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
EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be considered as alternatives to net income or other measures of financial performance or liquidity derived in accordance with U.S. GAAP. In addition, our definitions of EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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
EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income or other methods of analyzing our operating performance and results as reported under U.S. GAAP. Some of these limitations are:
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
The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net income	$29	$33
Depreciation and amortization expense	65	64
Interest income	(5)	(10)
Interest expense	53	52
Interest expense associated with hotels in receivership(1)	14	8
Income tax expense	1	2
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	3	3
EBITDA	160	152
Gain on sales of assets, net	—	(15)
Gain on derecognition of assets(1)	(14)	—
Share-based compensation expense	4	4
Impairment and casualty loss	6	1
Other items	6	4
Adjusted EBITDA	162	146
Less: Adjusted EBITDA from investments in affiliates	(8)	(7)
Add: All other(2)	15	13
Hotel Adjusted EBITDA	$169	$152
_____________________________________
(1)For the three months ended March 31, 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Includes other revenues and other expenses, non-income taxes on TRS leases included in other property expenses and corporate general and administrative expenses.
Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders
We present Nareit FFO attributable to stockholders and Nareit FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from (used in) operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by the National Association of Real Estate Investment Trusts (“Nareit”), as net income attributable to stockholders (calculated in accordance with U.S. GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by Nareit in its

December 2018 “Nareit Funds from Operations White Paper – 2018 Restatement,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do. We calculate Nareit FFO per diluted share as our Nareit FFO divided by the number of fully diluted shares outstanding during a given operating period.
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
The following table provides a reconciliation of Net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share amounts)
Net income attributable to stockholders	$28	$33
Depreciation and amortization expense	65	64
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on sales of assets, net	—	(15)
Gain on derecognition of assets(1)	(14)	—
Impairment loss	5	—
Equity investment adjustments:
Equity in earnings from investments in affiliates	—	(4)
Pro rata FFO of investments in affiliates	1	5
Nareit FFO attributable to stockholders	84	82
Casualty loss	1	1
Share-based compensation expense	4	4
Interest expense associated with hotels in receivership(1)	14	—
Other items	8	5
Adjusted FFO attributable to stockholders	$111	$92
Nareit FFO per share – Diluted(2)	$0.40	$0.37
Adjusted FFO per share – Diluted(2)	$0.52	$0.42
_____________________________________
(1)For the three months ended March 31, 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Per share amounts are calculated based on unrounded numbers.

Results of Operations
Property dispositions have had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below. Our non-comparable hotels consists of one hotel sold and one hotel returned to the lessor upon early termination of the ground lease during 2023. The results of operations of these hotels are included in our consolidated results only during our period of ownership. Additionally, our non-comparable hotels also consist of the two Hilton San Francisco Hotels, which are excluded from our consolidated results for the three months ended March 31, 2024, as a result of the hotels being placed into receivership in October 2023. Changes in our operating revenues and expenses from these non-comparable hotels are shown below.
Hotel Revenues and Operating Expenses

	Three Months Ended March 31,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Rooms revenue	$374	$382	$(8)	$31	$(34)	$(5)
Food and beverage revenue	182	181	1	13	(11)	(1)
Ancillary hotel revenue	62	65	(3)	—	(3)	—
Rooms expense	102	107	(5)	9	(13)	(1)
Food and beverage expense	123	127	(4)	7	(10)	(1)
Other departmental and support expense	145	158	(13)	2	(13)	(2)
Other property expense	52	60	(8)	(3)	(5)	—
Management fees expense	30	30	—	2	(2)	—
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Group, transient, contract and other rooms revenue for the three months ended March 31, 2024, as well as the change for each segment compared to the same period in 2023 are as follows:

	Three Months Ended March 31,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Group rooms revenue	$123	$125	$(2)	$16	$(17)	$(1)
Transient rooms revenue	223	229	(6)	9	(11)	(4)
Contract rooms revenue	21	20	1	6	(4)	(1)
Other rooms revenue	7	8	(1)	—	(2)	1
Rooms revenue	$374	$382	$(8)	$31	$(34)	$(5)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions
The increases in hotel revenues and operating expenses for our comparable hotels during the three months ended March 31, 2024, as compared to the same period in 2023, were primarily attributable to our hotels in Orlando, New York, Key West, Hawaii and New Orleans markets. The Signia by Hilton Orlando Bonnet Creek benefited from an increase in group demand resulting in increases in occupancy and ADR of 5.4 percentage points and 8.3%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023. The New York Hilton Midtown benefited from increases in both group and transient demand resulting in increases in occupancy and ADR of 5.7 percentage points and 2.8%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023. Combined occupancy and ADR at our Key West hotels increased 5.0 percentage points and 16.7%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023 due to increases in group and transient demand primarily at the Casa Marina Key West, Curio Collection, which experienced increases in both occupancy and ADR of 6.1 percentage points and 24.4%, respectively, following a comprehensive renovation of the hotel that started in May 2023. Combined occupancy and ADR at our two Hawaii hotels increased 2.1 percentage points and 4.3%, respectively, for the three months ended March 31, 2024 compared to same period in 2023, driven by increases in group and transient demand primarily at the Hilton Hawaiian Village Waikiki Beach Resort, which experienced increases in both occupancy and ADR of 2.5 percentage points and 4.7%, respectively. Additionally, our Hawaii hotels benefited from a state unemployment tax refund of approximately $4 million received during the three months ended March 31, 2024. The Hilton New Orleans Riverside benefited from an increase in group demand resulting in an increase of occupancy of 9.4 percentage points compared to the same period in 2023.
Other revenue and Other operating expense
During the three months ended March 31, 2024, other revenue increased by $1 million and other operating expense increased by $1 million due to an increase in business and related costs that are allocated to the Hilton Grand Vacations pursuant to service arrangements with certain of our hotels.
Corporate general and administrative

	Three Months Ended March 31,
	2024	2023	Percent Change

	(in millions)
General and administrative expenses	$13	$11	18.2%
Share-based compensation expense	4	4	—
Other items	—	1	(100.0)
Total corporate general and administrative	$17	$16	6.3%
Impairment and casualty loss
During the three months ended March 31, 2024, we recognized an impairment loss of approximately $5 million related to one of our hotels and our inability to recover the carrying value of the asset. Refer to Note 7: "Fair Value Measurements" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Gain on sale of assets, net
During the three months ended March 31, 2023, we recognized a net gain of $15 million from the sale of one consolidated hotel.
Gain on derecognition of assets
During the three months ended March 31, 2024, we recognized a gain of $14 million from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
Non-operating Income and Expenses
Interest income
Interest income decreased $5 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily as a result of a decrease in average cash balances.

Interest expense
Interest expense associated with our debt for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023	Percent Change

	(in millions)
HHV Mortgage Loan(1)	$13	$13	—%
Other mortgage loans	5	5	—
Revolver	1	1	—
2025 Senior Notes(2)	12	12	—
2028 Senior Notes(2)	11	11	—
2029 Senior Notes(2)	9	9	—
Other	2	1	100.0
Total interest expense	$53	$52	1.9%
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)In May and September 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”) and an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”), respectively. Additionally, in May 2021, our Operating Company, PK Domestic and PK Finance issued an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes", collectively with the 2025 Senior Notes and 2028 Senior Notes, the "Senior Notes").
Interest expense associated with hotels in receivership
Interest expense on the SF Mortgage Loan increased $6 million due to accrued default interest beginning in June 2023 when we ceased making payments on the loan. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2024, we had total cash and cash equivalents of $378 million and $32 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
During the first quarter of 2024, we continued to experience improvements in overall demand across our portfolio and expect the improvement to continue through 2024 based on current demand trends, including an increase in city-wide events and from international travel. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.
With approximately $950 million available under our Revolver and $378 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, we have no significant maturities until June 2025. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In February 2024, we declared a first quarter dividend of $0.25 per share that was paid on April 15, 2024 to stockholders of record as of March 29, 2024. In addition, we declared a second quarter dividend of $0.25 per share in April 2024 to be paid on July 15, 2024 to stockholders of record as of June 28, 2024. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $91 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2023, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. As of March 31, 2024, $150 million remained available for stock repurchases.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,
	2024	2023	Percent Change

	(in millions)
Net cash provided by operating activities	$92	$104	(11.5)%
Net cash (used in) provided by investing activities	(70)	49	242.9
Net cash used in financing activities	(362)	(217)	66.8
Operating Activities
Cash flow used in operating activities are primarily generated from the operating income generated at our hotels. The $12 million decrease in net cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to a decrease in interest received of $4 million due to a decrease in average cash balances and timing of receipts from our customers and payments to our vendors and other third parties.

Investing Activities
The $70 million in net cash used in investing activities for the three months ended March 31, 2024 was attributable to $70 million in capital expenditures.
The $49 million in net cash provided by investing activities for the three months ended March 31, 2023 was primarily attributable to $116 million of net proceeds from the sale of one of our hotels partially offset by $65 million in capital expenditures and land acquisitions.
Financing Activities
The $362 million in net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to $355 million of dividends paid.
The $217 million in net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to the repurchase of approximately 8.8 million shares of our common stock for approximately $105 million, $56 million of dividends paid and $52 million of debt repayments.
Dividends
As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and, as a result, we will generally not be required to pay tax on our income. Consequently, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We declared the following dividends to holders of our common stock during 2024:

Record Date	Payment Date	Dividend per Share
March 29, 2024	April 15, 2024	$0.25
June 28, 2024	July 15, 2024	$0.25
Debt
As of March 31, 2024, our total indebtedness was approximately $3.8 billion, including approximately $2.1 billion of our Senior Notes, and excluding both the $725 million SF Mortgage Loan on which we ceased making debt service payments in June 2023 and approximately $164 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 28, 2024. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended March 31, 2024, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2024 through January 31, 2024	—	$—	—	$150
February 1, 2024 through February 29, 2024	162,539	$15.39	—	$150
March 1, 2024 through March 31, 2024	—	$—	—	$150
Total	162,539		—
_____________________________________
(1)The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
(2)The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares.
(3)On February 17, 2023, our Board of Directors authorized and approved a $300 million stock repurchase program, which expires on February 21, 2025.

Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received a notice of default from the servicer. As of May 1, 2024, the total arrearage related to the SF Mortgage Loan, including interest and fees was $54 million, of which $24 million is default interest. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court has appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than November 1, 2024, has the ability to sell the hotels. The lawsuit contemplates the receivership will end with a non-judicial foreclosure by December 2, 2024, if the hotels are not sold within the predetermined sale period.
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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 19, 2024).

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

Park Hotels & Resorts Inc.

Date: May 1, 2024	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 1, 2024	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)