Form 10-Q
period 2024-09-30
Park Hotels & Resorts Inc.
filed 2024-10-30
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on October 25, 2024 was 206,404,619.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Property and equipment, net	$7,413	$7,459
Contract asset	804	760
Intangibles, net	42	42
Cash and cash equivalents	480	717
Restricted cash	38	33
Accounts receivable, net of allowance for doubtful accounts of $3 and $3	124	112
Prepaid expenses	57	59
Other assets	38	40
Operating lease right-of-use assets	177	197
TOTAL ASSETS (variable interest entities – $231 and $236)	$9,173	$9,419
LIABILITIES AND EQUITY
Liabilities
Debt	$3,855	$3,765
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	79	35
Accounts payable and accrued expenses	240	210
Dividends payable	57	362
Due to hotel managers	111	131
Other liabilities	187	200
Operating lease liabilities	212	223
Total liabilities (variable interest entities – $215 and $218)	5,466	5,651
Commitments and contingencies – refer to Note 12
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 207,257,541 shares issued and 206,403,675 shares outstanding as of September 30, 2024 and 210,676,264 shares issued and 209,987,581 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	4,103	4,156
Accumulated deficit	(353)	(344)
Total stockholders' equity	3,752	3,814
Noncontrolling interests	(45)	(46)
Total equity	3,707	3,768
TOTAL LIABILITIES AND EQUITY	$9,173	$9,419
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rooms	$403	$432	$1,193	$1,256
Food and beverage	157	159	521	518
Ancillary hotel	68	66	196	203
Other	21	22	64	64
Total revenues	649	679	1,974	2,041

Operating expenses
Rooms	107	119	314	343
Food and beverage	112	122	356	377
Other departmental and support	154	161	454	484
Other property	65	59	174	182
Management fees	30	31	93	95
Impairment and casualty loss	—	—	13	204
Depreciation and amortization	63	65	192	193
Corporate general and administrative	17	18	52	50
Other	21	19	62	61
Total expenses	569	594	1,710	1,989

Gain on sale of assets, net	—	—	—	15
Gain on derecognition of assets	15	—	44	—

Operating income	95	85	308	67

Interest income	6	9	16	29
Interest expense	(54)	(51)	(161)	(155)
Interest expense associated with hotels in receivership	(15)	(14)	(44)	(31)
Equity in earnings from investments in affiliates	28	2	29	9
Other (loss) gain, net	(1)	—	(4)	4

Income (loss) before income taxes	59	31	144	(77)
Income tax (expense) benefit	(2)	—	9	(5)
Net income (loss)	57	31	153	(82)
Net income attributable to noncontrolling interests	(3)	(4)	(7)	(8)
Net income (loss) attributable to stockholders	$54	$27	$146	$(90)

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.26	$0.13	$0.70	$(0.42)
Earnings (loss) per share – Diluted	$0.26	$0.13	$0.69	$(0.42)

Weighted average shares outstanding – Basic	206	212	208	216
Weighted average shares outstanding – Diluted	208	212	210	216
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income (loss)	$153	$(82)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	192	193
Gain on sales of assets, net	—	(15)
Gain on derecognition of assets	(44)	—
Impairment and casualty loss	12	204
Equity in earnings from investments in affiliates	(29)	(9)
Other loss, net	3	—
Share-based compensation expense	14	14
Amortization of deferred financing costs	6	7
Distributions from unconsolidated affiliates	4	9
Deferred income taxes	(13)	—
Changes in operating assets and liabilities	51	56
Net cash provided by operating activities	349	377
Investing Activities:
Capital expenditures for property and equipment	(164)	(195)
Acquisitions, net	—	(11)
Proceeds from asset dispositions, net	—	116
Proceeds from the sale of investments in affiliates, net	—	3
Distributions from unconsolidated affiliates	33	—
Contributions to unconsolidated affiliates	(3)	(4)
Net cash used in investing activities	(134)	(91)
Financing Activities:
Proceeds from issuance of Senior Notes	550	—
Repurchase or redemption of Senior Notes	(650)	—
Borrowings from credit facilities	200	—
Repayments of credit facilities	—	(50)
Repayments of mortgage debt	(6)	(82)
Debt issuance costs	(11)	(1)
Dividends paid	(459)	(120)
Distributions to noncontrolling interests, net	(6)	(4)
Tax withholdings on share-based compensation	(5)	(2)
Repurchase of common stock	(60)	(180)
Net cash used in financing activities	(447)	(439)
Net decrease in cash and cash equivalents and restricted cash	(232)	(153)
Cash and cash equivalents and restricted cash, beginning of period	750	939
Cash and cash equivalents and restricted cash, end of period	$518	$786

Supplemental Disclosures
Non-cash financing activities:
Dividends declared but unpaid	$51	$31
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$(46)	$3,768
Share-based compensation, net	1	—	(2)	2	—	—
Net income	—	—	—	28	1	29
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	211	2	4,154	(367)	(47)	3,742
Share-based compensation, net	—	—	4	—	—	4
Net income	—	—	—	64	3	67
Dividends and dividend equivalents(1)	—	—	—	(52)	—	(52)
Repurchase of common stock	(2)	—	(25)	—	—	(25)
Balance as of June 30, 2024	209	2	4,133	(355)	(44)	3,736
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	54	3	57
Dividends and dividend equivalents(1)	—	—	—	(52)	—	(52)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Repurchase of common stock	(3)	—	(35)	—	—	(35)
Balance as of September 30, 2024	206	$2	$4,103	$(353)	$(45)	$3,707

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	—	2	—	2
Net income	—	—	—	33	—	33
Dividends and dividend equivalents(1)	—	—	—	(32)	—	(32)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Repurchase of common stock	(9)	—	(105)	—	—	(105)
Balance as of March 31, 2023	216	2	4,216	19	(49)	4,188
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(150)	4	(146)
Dividends and dividend equivalents(1)	—	—	—	(34)	—	(34)
Balance as of June 30, 2023	216	2	4,221	(165)	(45)	4,013
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	27	4	31
Dividends and dividend equivalents(1)	—	—	—	(31)	—	(31)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Repurchase of common stock	(6)	—	(75)	—	—	(75)
Balance as of September 30, 2023	210	$2	$4,151	$(169)	$(44)	$3,940
___________________________________
(1)Dividends declared per common share were $0.25 for each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024. Dividends declared per common share were $0.15 for each of the three months ended March 31, 2023, June 30, 2023 and September 30, 2023.

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Organization
Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company” and, exclusive of any subsidiaries, "Park Parent") is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed the spin-off of a portfolio of premium hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company.
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

Reclassifications
Certain line items on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 have been reclassified to conform to the current period presentation.
Summary of Significant Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, contains a discussion of significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2023.
Note 3: Acquisitions and Dispositions
Acquisitions
During the nine months ended September 30, 2023, we acquired two parcels of land, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for a purchase price of approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.
Dispositions
In July 2024, the unconsolidated joint venture that owns and operates the Hilton La Jolla Torrey Pines sold the hotel for gross proceeds of approximately $165 million, and our pro-rata share of the gross proceeds was approximately $41 million, which was reduced by our portion of debt of approximately $17 million. We recognized a gain of approximately $19 million, which is included in equity in earnings from investments in affiliates in our condensed consolidated statements of operations.
Additionally, in August 2024, we permanently closed the Hilton Oakland Airport and subsequently terminated its ground lease, returning the property to the ground lessor.
During the nine months ended September 30, 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118.25 million. We recognized a net gain of approximately $15 million, which is included in gain on sale of assets, net in our condensed consolidated statements of operations.
Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other (loss) gain, net in our condensed consolidated statements of operations.
Note 4: Property and Equipment
Property and equipment were:

	September 30, 2024	December 31, 2023

	(in millions)
Land	$3,007	$2,990
Buildings and leasehold improvements	5,926	5,814
Furniture and equipment	1,028	947
Construction-in-progress	229	341
	10,190	10,092
Accumulated depreciation	(2,777)	(2,633)
	$7,413	$7,459
Depreciation of property and equipment was $63 million and $65 million during the three months ended September 30, 2024 and 2023, respectively, and $191 million and $193 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, we recognized impairment losses of approximately $12 million related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 7: "Fair Value Measurements" for additional information.
For the nine months ended September 30, 2023, we recognized approximately $202 million of impairment loss related to one of the hotels securing our $725 million non-recourse CMBS loan ("SF Mortgage Loan") as a result of a decision to cease making debt service payments. In October 2023, the two San Francisco Hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") that secure the SF Mortgage Loan were placed into receivership. Refer to Note 6: "Debt" and Note 7: "Fair Value Measurements" for additional information.
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

	September 30, 2024	December 31, 2023

	(in millions)
Property and equipment, net	$204	$209
Cash and cash equivalents	17	17
Restricted cash	3	2
Accounts receivable, net	5	5
Prepaid expenses	2	3
Debt	200	202
Accounts payable and accrued expenses	11	11
Due to hotel manager	1	2
Other liabilities	3	3
Unconsolidated Entities
Three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $685 million and $702 million as of September 30, 2024 and December 31, 2023, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt
Debt balances and associated interest rates as of September 30, 2024 were:

			Principal balance as of
	Interest Rate at September 30, 2024	Maturity Date	September 30, 2024	December 31, 2023

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.37%	2025 to 2027(2)	379	385
Revolver(3)	SOFR + 1.80%(4)	December 2026	—	—
2024 Term Loan	SOFR + 1.75%(4)	May 2027	200	—
2025 Senior Notes(5)	7.50%	June 2025	—	650
2028 Senior Notes(5)	5.88%	October 2028	725	725
2029 Senior Notes(5)	4.88%	May 2029	750	750
2030 Senior Notes(5)	7.00%	February 2030	550	—
Finance lease obligations	7.44%	2024 to 2028	1	1
			3,880	3,786
Add: unamortized premium			—	1
Less: unamortized deferred financing costs and discount			(25)	(22)
			$3,855	$3,765
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months of notice. As of September 30, 2024, Park had not received notice from the lender.
(3)Our revolving credit facility ("Revolver") permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of September 30, 2024, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver.
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
Credit Facilities
2024 Term Loan
In May 2024, the Company, our Operating Company and PK Domestic amended our existing credit agreement to include a new $200 million senior unsecured term loan facility ("2024 Term Loan") with a scheduled maturity date of May 14, 2027. Borrowings under the 2024 Term Loan bear interest based upon SOFR plus a credit spread adjustment of 0.1%, plus an applicable margin based on our leverage ratio. We capitalized $2 million of financing fees incurred during the nine months ended September 30, 2024.
The amendment did not amend or modify existing financial maintenance covenants or other terms and provisions under our existing credit agreement, except to provide that income, value and debt of the Hilton San Francisco Hotels be excluded from the calculations of our leverage ratio, the fixed charge coverage ratio and the secured leverage ratio under the existing credit agreement.

Senior Notes
2030 Senior Notes
In May 2024, our Operating Company, PK Domestic and PK Finance issued an aggregate of $550 million of 2030 Senior Notes. Net proceeds from the 2030 Senior Notes and the 2024 Term Loan were used to repurchase or redeem all of the 2025 Senior Notes, and the remainder was used for general corporate purposes. The 2030 Senior Notes bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2025. The 2030 Senior Notes will mature on February 1, 2030. We capitalized approximately $9 million of issuance costs during the nine months ended September 30, 2024.
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
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2024 were:

Year	(in millions)
2024(1)	$2
2025	60
2026	1,563
2027	230
2028	725
Thereafter	1,300
$3,880
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
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023 when the receiver took control of the hotels. For the three and nine months ended September 30, 2024, we recognized a gain of $15 million and $44 million, respectively, which is included in gain on derecognition of assets in our condensed consolidated statements of operations. The gain represents the accrued interest expense associated with the default of the SF Mortgage Loan, which results in a corresponding increase of the contract asset on our condensed consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan, in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of September 30, 2024 and December 31, 2023, the contract asset on our condensed consolidated balance sheets was $804 million and $760 million, respectively. The SF Mortgage Loan will remain a liability until final resolution with the lender is concluded and is included in debt associated with hotels in receivership on our condensed consolidated balance sheets.
Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2024		December 31, 2023
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,217	$1,275	$1,195
Other mortgage loans	3	379	367	385	365
2024 Term Loan	3	200	199	—	—
2025 Senior Notes	1	—	—	650	652
2028 Senior Notes	1	725	725	725	713
2029 Senior Notes	1	750	727	750	702
2030 Senior Notes	1	550	572	—	—
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both September 30, 2024 and December 31, 2023 and categorized as Level 3 of the fair value hierarchy, was $718 million as of both September 30, 2024 and December 31, 2023. Refer to Note 6: "Debt" for additional information.
During the nine months ended September 30, 2024, we recognized impairment losses related to two of our hotels due to our inability to recover the carrying value of the assets. During the nine months ended September 30, 2023, we recognized an impairment loss related to one of our hotels and in October 2023, that hotel, along with the other hotel securing our SF Mortgage Loan, were placed into receivership. Refer to Note 6: "Debt" for additional information. The estimated fair value of the assets that were measured on a nonrecurring basis were:

	September 30, 2024		September 30, 2023
	Fair Value	Impairment Loss	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$2	$12	$234	$202
Total	$2	$12	$234	$202
____________________________________________________________________________________
(1)We estimated fair value of the assets during the nine months ended September 30, 2024, using a discounted cash flow analysis, with an estimated stabilized growth rate range of 2% to 3%, a discounted cash flow term of 10 years and a discount rate ranging from 17.0% to 20.0%. We estimated fair value of the asset during the nine months ended September 30, 2023, using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 6.3% and discount rate of 9.5%. The discount and terminal capitalization rates used for the fair values of the assets reflected the risk profile of the markets where the properties are located. Fair value as of both September 30, 2024 and 2023 were measured using significant unobservable inputs (Level 3).
Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three or nine months ended September 30, 2024 and 2023 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
During the three months ended September 30, 2024, we recognized income tax expense of $2 million, which was primarily related to taxable income from our TRSs. During the nine months ended September 30, 2024, we recognized an income tax benefit of $9 million, which was primarily associated with the effective exit from the Hilton San Francisco Hotels and the reversal of $14 million of tax expense that is no longer expected to be incurred.
During the nine months ended September 30, 2023, we recognized income tax expense of $5 million, which was primarily related to taxable income from our TRSs.
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of September 30, 2024, 6,430,660 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of September 30, 2024, 154,166 shares of common stock remain available for future issuance. For both the three months ended September 30, 2024 and 2023, we recognized $5 million of share-based compensation expense and $14 million for both the nine months ended September 30, 2024 and 2023. As of September 30, 2024, unrecognized compensation expense was $24 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the nine months ended September 30, 2024 and 2023 was $14 million and $7 million, respectively.

Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	982,585	$15.40
Granted	616,092	16.20
Vested	(537,578)	15.81
Forfeited	(51,934)	15.48
Unvested at September 30, 2024	1,009,165	$15.66
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
Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs will vest at each date a Share Price Target is achieved and any PSUs remaining after a four-year performance period will be forfeited. As of September 30, 2024, six of the eight Share Price Targets were achieved and thus 75% of the awards granted were vested.
The following table provides a summary of PSUs for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2024	1,527,576	$19.72
Granted	591,672	17.75
Vested	(337,283)	26.99
Forfeited	(22,720)	16.04
Unvested at September 30, 2024	1,759,245	$17.72
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility	36.0%
Dividend yield(1)	—
Risk-free rate	4.5%
Expected term	3 years
_____________________________________
(1)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.

Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$54	$27	$146	$(90)
Earnings attributable to participating securities	(1)	—	(1)	(1)
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	53	27	145	(91)
Denominator:
Weighted average shares outstanding – basic	206	212	208	216
Unvested restricted shares	2	—	2	—
Weighted average shares outstanding – diluted	208	212	210	216

Earnings (loss) per share – Basic(1)	$0.26	$0.13	$0.70	$(0.42)
Earnings (loss) per share – Diluted(1)	$0.26	$0.13	$0.69	$(0.42)
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2024 and 2023 because their effect would have been anti-dilutive.
Note 11: Business Segment Information
As of September 30, 2024, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels is our only reportable segment. We evaluate our consolidated hotels primarily based on hotel adjusted earnings before interest expense, taxes and depreciation and amortization (“EBITDA”). Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from management's analysis in making day to day operating decisions and evaluations of our operating performance against other companies within our industry:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our consolidated hotels reconciled to our consolidated amounts and net income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Revenues:
Total consolidated hotel revenues	$628	$657	$1,910	$1,977
Other revenues	21	22	64	64
Total revenues	$649	$679	$1,974	$2,041

Net income (loss)	$57	$31	$153	$(82)
Other revenues	(21)	(22)	(64)	(64)
Depreciation and amortization expense	63	65	192	193
Corporate general and administrative expense	17	18	52	50
Impairment and casualty loss	—	—	13	204
Other operating expenses	21	19	62	61
Gain on sales of assets, net	—	—	—	(15)
Gain on derecognition of assets	(15)	—	(44)	—
Interest income	(6)	(9)	(16)	(29)
Interest expense	54	51	161	155
Interest expense associated with hotels in receivership	15	14	44	31
Equity in earnings from investments in affiliates	(28)	(2)	(29)	(9)
Income tax expense (benefit)	2	—	(9)	5
Other loss (gain), net	1	—	4	(4)
Other items	8	8	17	21
Hotel Adjusted EBITDA	$168	$173	$536	$517
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	September 30, 2024	December 31, 2023

	(in millions)
Consolidated hotels	$9,163	$9,406
All other	10	13
Total assets	$9,173	$9,419
Note 12: Commitments and Contingencies
As of September 30, 2024, we had outstanding commitments under third-party contracts of approximately $113 million for capital expenditures at our properties, of which $34 million relates to guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $19 million relates to guestroom renovations at the Hilton Waikoloa Village and $6 million relates to guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of September 30, 2024 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 41 hotels, consisting of premium-branded hotels and resorts with over 25,000 rooms, of which over 86% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of elevated interest rates and elevated rates of inflation, may adversely affect our business by affecting consumer sentiment and demand for travel. However, inflationary concerns have moderated and expectations of further interest rate reductions continue. In addition, we are experiencing near-term disruption related to negotiations between our third-party operators and unions at certain hotels, which includes strikes and other labor activity and may include increases in labor or other costs to maintain or operate hotels during a labor disruption. We have relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty and disruption from union activity. During the third quarter of 2024, we continued to experience improvements in overall demand across our portfolio, although average daily rate ("ADR") growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue for the remainder of 2024 based on current demand trends, expected increases in city-wide events and as demand from international travel continues to improve.
Recent Events
In July 2024, the unconsolidated joint venture that owns and operates the Hilton La Jolla Torrey Pines sold the hotel for gross proceeds of approximately $165 million, and our pro-rata share of the gross proceeds was approximately $41 million, which was reduced by our portion of debt of approximately $17 million. We recognized a gain of approximately $19 million, which is included in equity in earnings from investments in affiliates in our condensed consolidated statements of operations.
Additionally, in August 2024, we permanently closed the Hilton Oakland Airport and subsequently terminated its ground lease, returning the property to the ground lessor.
During the three months ended September 30, 2024, we repurchased approximately 2.5 million shares of our common stock for a total purchase price of $35 million.
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

Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through September 30, 2024 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
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
The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions)
Net income (loss)	$57	$31	$153	$(82)
Depreciation and amortization expense	63	65	192	193
Interest income	(6)	(9)	(16)	(29)
Interest expense	54	51	161	155
Interest expense associated with hotels in receivership(1)	15	14	44	31
Income tax expense (benefit)	2	—	(9)	5
Interest expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	4	2	9	7
EBITDA	189	154	534	280
Gain on sales of assets, net(2)	(19)	—	(19)	(15)
Gain on derecognition of assets(1)	(15)	—	(44)	—
Gain on sale of investments in affiliates(3)	—	—	—	(3)
Share-based compensation expense	5	5	14	14
Impairment and casualty loss	—	—	13	204
Other items	(1)	4	16	16
Adjusted EBITDA	159	163	514	496
Less: Adjusted EBITDA from investments in affiliates	(3)	(4)	(19)	(19)
Add: All other(4)	12	14	41	40
Hotel Adjusted EBITDA	$168	$173	$536	$517

_____________________________________
(1)For the three and nine months ended September 30, 2024 and 2023, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets beginning October 2023, as we expect to be released from this obligation upon final resolution with the lender.
(2)For the three and nine months ended September 30, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines included in equity in earnings from investments in affiliates.
(3)Included in other (loss) gain, net.
(4)Includes other revenues and other expenses, non-income taxes on leases with our taxable REIT subsidiaries ("TRSs") included in other property expenses and corporate general and administrative expenses.
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

The following table provides a reconciliation of Net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$54	$27	$146	$(90)
Depreciation and amortization expense	63	65	192	193
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sales of assets, net	—	—	—	(15)
Gain on derecognition of assets(1)	(15)	—	(44)	—
Gain on sale of investments in affiliates(2)	—	—	—	(3)
Impairment loss	—	—	12	202
Equity investment adjustments:
Equity in earnings from investments in affiliates	(28)	(2)	(29)	(9)
Pro rata FFO of investments in affiliates	9	2	14	12
Nareit FFO attributable to stockholders	82	91	288	287
Casualty loss	—	—	1	2
Share-based compensation expense	5	5	14	14
Interest expense associated with hotels in receivership(1)	15	6	44	8
Other items	—	6	3	18
Adjusted FFO attributable to stockholders	$102	$108	$350	$329
Nareit FFO per share – Diluted(3)	$0.40	$0.43	$1.37	$1.33
Adjusted FFO per share – Diluted(3)	$0.49	$0.51	$1.67	$1.52
_____________________________________
(1)For the three and nine months ended September 30, 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets beginning October 2023, as we expect to be released from this obligation upon final resolution with the lender. For the three and nine months ended September 30, 2023, reflects incremental default interest expense and late payment administrative fees associated with the default of the SF Mortgage Loan beginning in June 2023.
(2)Included in other (loss) gain, net.
(3)Per share amounts are calculated based on unrounded numbers.
Results of Operations
Our non-comparable hotels consist of one hotel sold and two hotels returned to the lessor upon termination of the ground leases since January 1, 2023. The results of operations of these hotels are included in our consolidated results only during our period of ownership. Additionally, our non-comparable hotels also consist of the two Hilton San Francisco Hotels, which are excluded from our consolidated results for the three and nine months ended September 30, 2024, as a result of the hotels being placed into receivership in October 2023, which had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below.

Hotel Revenues and Operating Expenses

	Three Months Ended September 30,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Rooms revenue	$403	$432	$(29)	$13	$(40)	$(2)
Food and beverage revenue	157	159	(2)	7	(9)	—
Ancillary hotel revenue	68	66	2	5	(3)	—
Rooms expense	107	119	(12)	4	(16)	—
Food and beverage expense	112	122	(10)	1	(11)	—
Other departmental and support expense	154	161	(7)	10	(16)	(1)
Other property expense	65	59	6	10	(8)	4
Management fees expense	30	31	(1)	1	(2)	—
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Rooms revenue	$1,193	$1,256	$(63)	$53	$(107)	$(9)
Food and beverage revenue	521	518	3	35	(29)	(3)
Ancillary hotel revenue	196	203	(7)	2	(9)	—
Rooms expense	314	343	(29)	15	(42)	(2)
Food and beverage expense	356	377	(21)	13	(32)	(2)
Other departmental and support expense	454	484	(30)	18	(44)	(4)
Other property expense	174	182	(8)	9	(20)	3
Management fees expense	93	95	(2)	5	(6)	(1)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the three and nine months ended September 30, 2024, as well as the change for each segment compared to the same periods in 2023 are as follows:

	Three Months Ended September 30,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Group rooms revenue	$107	$112	$(5)	$12	$(17)	$—
Transient rooms revenue	264	283	(19)	—	(18)	(1)
Contract rooms revenue	24	27	(3)	1	(4)	—
Other rooms revenue	8	10	(2)	—	(1)	(1)
Rooms revenue	$403	$432	$(29)	$13	$(40)	$(2)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels

	(in millions)
Group rooms revenue	$358	$368	$(10)	$38	$(47)	$(1)
Transient rooms revenue	742	790	(48)	3	(43)	(8)
Contract rooms revenue	68	70	(2)	11	(13)	—
Other rooms revenue	25	28	(3)	1	(4)	—
Rooms revenue	$1,193	$1,256	$(63)	$53	$(107)	$(9)
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.

Market-Specific Conditions

The increases in hotel revenues and operating expenses for our comparable hotels during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily attributable to our hotels in the Orlando, Key West, Chicago, New Orleans, Boston and New York markets.
Our Orlando hotels both benefited from an increase in group demand after the completion of the ballroom expansion project in early 2024, resulting in increases in occupancy and ADR of 1.4 percentage points and 7.0%, respectively, for the three months ended September 30, 2024 and 3.3 percentage points and 6.9%, respectively, for the nine months ended September 30, 2024 compared to the same periods in 2023 at the Signia by Hilton Orlando Bonnet Creek. The Waldorf Astoria Orlando benefited from increases in both group and transient demand, resulting in increases in occupancy and ADR of 17.0 percentage points and 6.9%, respectively, for the three months ended September 30, 2024 and 4.9 percentage points and 4.3%, respectively, for the nine months ended September 30, 2024 compared to the same periods in 2023.
The increases in the Key West market were driven by the Casa Marina Key West, Curio Collection, which was closed during the entirety of the third quarter of 2023 for a comprehensive renovation of the hotel that started in May 2023 when the hotel suspended operations, with all rooms reopening by December 2023.
The Hilton Chicago and the Hilton New Orleans Riverside both benefited from increased group demand, with occupancy and ADR at the Hilton Chicago increasing 12.9 percentage points and 0.9%, respectively, for the three months ended September 30, 2024 and 6.7 percentage points and 0.2%, respectively, for the nine months ended September 30, 2024 compared to the same periods in 2023. Occupancy and ADR at the Hilton New Orleans Riverside increased 7.9 percentage points and 10.1%, respectively, for the three months ended September 30, 2024 and 3.5 percentage points and 2.3%, respectively, for the nine months ended September 30, 2024 compared to the same periods in 2023.
Combined occupancy and ADR at our Boston hotels increased 1.5 percentage points and 5.2%, respectively, for the three months ended September 30, 2024 and 2.9 percentage points and 4.6%, respectively, for the nine months ended September 30, 2024 compared to the same periods in 2023 due to increases in transient demand.
The New York Hilton Midtown benefited from increases in group and transient demand, resulting in increases in occupancy and ADR of 2.1 percentage points and 1.3%, respectively, for the nine months ended September 30, 2024, while occupancy and ADR remained relatively flat for the three months ended September 30, 2024, compared to the same periods in 2023.
These increases were partially offset by decreases in hotel revenues and operating expenses at our two Hawaii hotels where combined occupancy decreased 5.0 percentage points and 3.1 percentage points for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to a decrease in transient demand.
Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$11	$13	(15.4)%	$35	$34	2.9%
Share-based compensation expense	5	5	—	14	14	—
Other corporate expenses	1	—	100.0	3	2	50.0
Total corporate general and administrative	$17	$18	(5.6)%	$52	$50	4.0%
Impairment and casualty loss
During the nine months ended September 30, 2024, we recognized impairment losses of approximately $12 million related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 7: "Fair Value Measurements" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Gain on derecognition of assets
During the three and nine months ended September 30, 2024, we recognized a gain of $15 million and $44 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.

Non-operating Income and Expenses
Interest income
Interest income decreased $3 million and $13 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily as a result of a decrease in average cash balances.
Interest expense
Interest expense increased $3 million and $6 million, respectively during the three and nine months ended September 30, 2024 compared to the same periods in 2023 due to the issuance of the $550 million of senior notes due in 2030 ("2030 Senior Notes") and the $200 million senior unsecured term loan facility due May 2027 ("2024 Term Loan"), partially offset by the repurchase and redemption of all the $650 million senior notes due in 2025 ("2025 Senior Notes"). Interest expense associated with our debt for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percent Change	2024	2023	Percent Change

	(in millions)			(in millions)
HHV Mortgage Loan(1)	$13	$13	—%	$40	$40	—%
Other mortgage loans	5	4	25.0	14	14	—
Revolver	1	1	—	2	3	(33.3)
2024 Term Loan	4	—	100.0	6	—	100.0
2025 Senior Notes(2)	—	13	(100.0)	19	37	(48.6)
2028 Senior Notes(2)	11	11	—	32	32	—
2029 Senior Notes(2)	9	9	—	27	27	—
2030 Senior Notes(2)	10	—	100.0	15	—	100.0
Other	1	—	100.0	6	2	200.0
Total interest expense	$54	$51	5.9%	$161	$155	3.9%
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
Interest expense associated with hotels in receivership
Interest expense on the SF Mortgage Loan increased $1 million and $13 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 due to accrued default interest beginning in June 2023 when we ceased making payments on the loan. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due.
Other (loss) gain, net
During the nine months ended September 30, 2024, we recognized a loss of approximately $4 million, which was primarily related to the write-off of the remaining unamortized deferred financing costs associated with the repurchase and redemption of all the 2025 Senior Notes.
During the nine months ended September 30, 2023, we recognized a gain of approximately $4 million for an early termination fee received from the lessor to terminate the lease for the Embassy Suites Phoenix Airport hotel.

Equity in earnings from investments in affiliates
Equity in earnings from investments in affiliates increased $26 million and $20 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to a $19 million gain from the sale of the Hilton La Jolla Torrey Pines.
Income tax (expense) benefit
During the three months ended September 30, 2024, we recognized income tax expense of $2 million, which was primarily related to taxable income from our TRSs. During the nine months ended September 30, 2024, we recognized an income tax benefit of $9 million, which was primarily associated with the effective exit from the Hilton San Francisco Hotels and the reversal of $14 million of tax expense that is no longer expected to be incurred.
During the nine months ended September 30, 2023, we recognized income tax expense of $5 million, which was primarily related to taxable income from our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2024, we had total cash and cash equivalents of $480 million and $38 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
During the third quarter of 2024, we continued to experience improvements in overall demand across our portfolio and expect the improvement to continue through the remainder of 2024 based on current demand trends, including an increase in city-wide events and from international travel. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.
With approximately $950 million available under our Revolver and $480 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, and following the issuance of the 2030 Senior Notes and borrowings under the 2024 Term Loan, the proceeds from which collectively were used to repurchase or redeem all of the 2025 Senior Notes and for other general corporate purposes, we have no significant maturities until the fourth quarter of 2026. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In July 2024, we declared a third quarter dividend of $0.25 per share that was paid on October 15, 2024 to stockholders of record as of September 30, 2024. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $113 million for capital expenditures at our properties, of which $34 million relates to guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $19 million relates to guestroom renovations at the Hilton Waikoloa Village and $6 million relates to guestroom renovations at the

Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2023, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2025, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our Senior Notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the three and nine months ended September 30, 2024, we repurchased approximately 2.5 million and 4.2 million shares of our common stock for a total purchase price of $35 million and $60 million, respectively. As of September 30, 2024, $90 million remained available for stock repurchases.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2024	2023	Percent Change

	(in millions)
Net cash provided by operating activities	$349	$377	(7.4)%
Net cash used in investing activities	(134)	(91)	47.3
Net cash used in financing activities	(447)	(439)	1.8
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $28 million decrease in net cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to an increase of $9 million in cash paid for taxes, a decrease in interest received of $13 million due to a decrease in average cash balances and timing of receipts from our customers and payments to our vendors and other third parties.
Investing Activities
The $134 million in net cash used in investing activities for the nine months ended September 30, 2024 was attributable to $164 million of capital expenditures, partially offset by $33 million of distributions from unconsolidated affiliates primarily related to the sale of the Hilton La Jolla Torrey Pines.
The $91 million in net cash used in investing activities for the nine months ended September 30, 2023 was primarily attributable to $206 million in capital expenditures and land acquisitions, partially offset by $116 million of net proceeds from the sale of one of our hotels.
Financing Activities
The $447 million in net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to the issuance of $550 million of 2030 Senior Notes and the $200 million 2024 Term Loan, offset by $656 million of debt repayments, $459 million of dividends paid and the repurchase of approximately 4.2 million shares of our common stock for $60 million.

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
Debt
As of September 30, 2024, our total indebtedness was approximately $3.9 billion, including over $2 billion of our Senior Notes, and excluding both the $725 million SF Mortgage Loan (that we ceased making debt service payments in June 2023) and approximately $157 million of our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: "Debt" in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
None.
2(b): Use of Proceeds from Registered Securities
None.

2(c): Purchases of Equity Securities
During the nine months ended September 30, 2024, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2024 through January 31, 2024	—	$—	—	$150
February 1, 2024 through February 29, 2024	162,539	$15.39	—	$150
March 1, 2024 through March 31, 2024	—	$—	—	$150
April 1, 2024 through April 30, 2024	106	$17.12	—	$150
May 1, 2024 through May 31, 2024	1,483	$15.95	—	$150
June 1, 2024 through June 30, 2024	1,663,340	$15.01	1,662,959	$125
July 1, 2024 through July 31, 2024	260	$14.48	—	$125
August 1, 2024 through August 31, 2024	2,524,173	$13.85	2,524,001	$90
September 1, 2024 through September 30, 2024	242	$14.44	—	$90
Total	4,352,143		4,186,960
_____________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase program as well as 165,183 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
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
Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received a notice of default from the servicer. As of October 30, 2024, the total arrearage related to the SF Mortgage Loan, including interest and fees was $84 million, of which $39 million is default interest. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court has appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver will operate and has authority over the hotels and, until no later than March 31, 2025, has the ability to sell the hotels. The lawsuit contemplates the receivership will end with a non-judicial foreclosure by July 15, 2025, if the hotels are not sold within the predetermined sale period.
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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to our Current Report of Form 10-Q, filed on August 1, 2024).

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

Park Hotels & Resorts Inc.

Date: October 30, 2024	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 30, 2024	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)