Form 10-K
period 2024-12-31
Park Hotels & Resorts Inc.
filed 2025-02-20
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2024, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $3,080 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 14, 2025 was 202,044,929.
Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan ("SF Mortgage Loan") secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") and the lender's exercise of its remedies, including placing such hotels into receivership, the impact of strike and related labor activity on Park (and our third-party managers' ability to rebook group events that have been cancelled as a result of such activity) or any future strike or related labor activity, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
•“EBITDA” reflects net income (loss) excluding depreciation and amortization, interest income, interest expense, income taxes and also interest income and expense, income tax and depreciation and amortization included in equity in earnings (losses) from investments in affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure.
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

PART I
Item 1. Business
Our Company
We are one of the largest publicly-traded lodging real estate investment trusts (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. On January 3, 2017, Hilton Parent completed the spin-off of a portfolio of hotels and resorts that established us as an independent, publicly traded company. On September 18, 2019, we acquired Chesapeake Lodging Trust. As of February 20, 2025, our portfolio consists of 40 premium-branded hotels and resorts with approximately 25,000 rooms, located in prime United States (“U.S.”) markets with high barriers to entry. Approximately 87% of our rooms are luxury and upper upscale and all of our rooms are located in the U.S. and its territories. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet.
Park Intermediate Holdings LLC (our “Operating Company”) directly or indirectly holds all of our assets and conducts all of our operations. We are structured as a traditional umbrella partnership REIT ("UPREIT"). Park Parent is the managing member of our Operating Company, and PK Domestic REIT Inc., a direct subsidiary of Park Parent, is a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financing, issuance of equity compensation or other purposes.
Our Business and Growth Strategies
Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. We intend to pursue this objective through the following strategies:
•Operational Excellence through Active Asset Management. We collaborate with our third-party managers to improve property-level operating performance and profitability for each of our hotels and resorts through our proactive asset management efforts. We continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each property. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including seven hotels with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. We recently completed over $220 million of projects at our Bonnet Creek complex, including the meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, golf course and other recreational amenities, $80 million of renovations to all guestrooms, public spaces, and certain hotel infrastructure at the Casa Marina Key West, Curio Collection, and $85 million of guestroom renovations at the Tapa Tower of the Hilton Hawaiian Village Waikiki Beach Resort. Additionally, in 2024, we commenced over $200 million of comprehensive guestroom renovations at the iconic Rainbow Tower at the Hilton Hawaiian Village Waikiki Beach Resort, the Palace Tower at the Hilton Waikoloa Village and the Main Tower at the Hilton New Orleans Riverside. We also may create value through repositioning certain hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our properties and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.
•Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions and dispositions and/or corporate transactions, in addition to value-enhancing return on investment projects, which we believe will enable us to further diversify our portfolio. Since our spin-off, we have sold or otherwise disposed of 45 hotels, most of them located in lower growth domestic and international markets for a total of $3 billion, which provided us with additional liquidity to de-leverage our balance sheet and to execute on a variety of strategic corporate initiatives. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels that are affiliated with leading hotel brands and operators.
•Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet that will enable us to navigate the various seasons of the lodging cycle. We expect to maintain sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, and support acquisition activity. In May 2024, our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co-Issuer Inc. issued $550 million of 7.000% senior notes due 2030 ("2030 Senior Notes") and amended our existing credit agreement to include a new $200 million senior unsecured term loan due May 2027 ("2024 Term Loan"). Net proceeds from the 2030 Senior Notes and the 2024 Term Loan were used to repurchase or redeem all of the $650 million of 7.500% senior notes due in 2025 ("2025 Senior Notes"), and the remainder was used for general corporate purposes. Excluding the $725 million SF Mortgage Loan, which we ceased making debt service payments on in June 2023 and was due November 2023, we have no significant maturities until the fourth quarter of 2026. We expect to reduce our level of secured debt over time, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.
Our Properties
The following tables provide summary information regarding our portfolio as of February 20, 2025.
Brand Affiliations and Chain Scale
We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Hilton Hotels & Resorts	Upper Upscale	17	15,456
DoubleTree by Hilton	Upscale	7	3,168
Signia by Hilton	Upper Upscale	1	1,009
Marriott(1)	Upper Upscale	2	950
Hyatt Regency	Upper Upscale	2	940
Embassy Suites by Hilton	Upper Upscale	3	816
Marriott Tribute Portfolio	Upper Upscale	2	796
Curio – A Collection by Hilton	Upper Midscale	3	685
Waldorf Astoria Hotels & Resorts	Luxury	1	502
JW Marriott	Luxury	1	344
Hyatt Centric	Upper Upscale	1	316
Total		40	24,982
___________________________________________
(1)Includes a white label property.

Type of Property Interest
The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms

Fee Simple(1)	25	17,533
Ground Lease	12	5,178
	37	22,711
Unconsolidated Joint Ventures(2)
Fee Simple	3	2,271
Total	40	24,982
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
(2)Three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.
Sustainability
We are committed to being a responsible corporate citizen and minimizing our impact on the environment. As part of our corporate strategy, we incorporate sustainability into our investment and asset management practices to help mitigate risks and enhance efficiency. When we evaluate the acquisition of new properties, we assess both sustainability opportunities and climate change-related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in effective sustainability practices in both our renovation and redevelopment projects that can both enhance asset value and improve environmental performance. In such projects, we target specific environmental efficiency enhancements, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment.
Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. As part of our ongoing stakeholder engagement and transparency efforts, we participated in the 2024 Global Real Estate Sustainability Benchmark ("GRESB") assessment for the fifth consecutive year, demonstrating the Company's continued support of its overall corporate responsibility program and desire to make meaningful improvements toward decarbonization. We were recognized by Newsweek as one of America's Most Responsible Companies for both 2024 and 2025, marking the fifth time Park has been included in the annual survey, as well as one of America's Most Trustworthy Companies for 2024.
We have published our 2024 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance, our risk management strategy and our governance and oversight practices. The report also includes our Task Force Report on Climate-Related Financial Disclosures ("TCFD") as well as our Sustainability Accounting Standards Board ("SASB") and Global Reporting Index ("GRI") indices. Our executive-level Corporate Responsibility Committee provides oversight of Park's three dedicated corporate responsibility working subcommittees – the Green Park Committee, the Park Cares Committee and the Diversity & Inclusion Steering Committee. Additionally, corporate responsibility performance targets are embedded into executive performance objectives and compensation.
Each corporate responsibility initiative begins with analysis and work by one of the three working subcommittees, each of which specializes in specific corporate responsibility matters. The Green Park Committee is dedicated to Park's sustainability efforts and environmental performance and manages the Company's Green Park Program, which prioritizes the achievement of our sustainability goals, including the reduction of greenhouse gas ("GHG") emissions across our portfolio and business as a whole. We completed 73 efficiency-related projects that totaled nearly $21 million in 2023 and implemented efficiency best practices for our capital projects. We have implemented sustainability checklists where appropriate, and efficiency projects related to end-of-life equipment replacements or upgrades are routinely conducted. As a result of these efficiency projects, we are often able to notably decrease our environmental impact by replacing older equipment with more efficient options. We were named an ENERGY STAR® Partner of the Year in 2024 for Energy

Management for our outstanding contributions in the transition to a clean energy economy for the second consecutive year. Furthermore, eight of our properties earned the ENERGY STAR® Certification for Superior Energy Performance during 2024, including our largest hotel, the Hilton Hawaiian Village Waikiki Beach Resort. Our corporate headquarters is in a LEED Platinum certified building, the first building in Tysons, Virginia to achieve this certification.
Resiliency to the effects of climate change on our portfolio is also a central focus of our corporate responsibility program. We have conducted high-level resiliency studies on all assets in our core portfolio, mapping out climate-related risks that could impact our locations by 2050, and more in-depth studies have been conducted for key coastal properties that are most susceptible to climate-related risks. As a result of these findings, our risk management team has implemented several resiliency initiatives at our coastal hotels, such as the deployment of portable flood barriers around the perimeter of assets susceptible to potential storm surge flooding and the installation of manual transfer switches to more quickly access temporary power from generators in the event of a power loss so that our properties are able to get back up and running more quickly. Our risk management team continues to plan for adaptative measures across our portfolio over both the medium and long term.
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
Management Agreements
Our hotel managers control the day-to-day operations of our hotels that are subject to a management agreement. We have consultative and specified approval rights with respect to certain actions of our hotel managers, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and hiring approval for certain management personnel.
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
Fees
Our management agreements generally contain a two-tiered fee structure, where our hotel managers receive a base management fee and an incentive management fee. The base management fee for our hotels range from approximately 1% to 4% of gross hotel revenues or receipts, as defined in each agreement. The incentive management fee is typically a percentage of a specified performance measure such as operating income, cash flow or other performance measures, as defined in the agreements with some agreements only providing for incentive fees following the satisfaction of certain dollar thresholds. We also pay certain service fees to our hotel managers and generally reimburse our hotel managers for salaries and wages of their employees at our hotels, as well as for certain other expenses incurred in connection with the operation of the hotel.

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
Franchise Agreements
Seven of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.
Term
Our franchise agreements have initial terms ranging from 10 to 20 years and require the franchisor’s consent to be extended.
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
Distribution Agreement
We entered into a distribution agreement (“Distribution Agreement”) with Hilton Parent regarding the principal actions taken or to be taken in connection with the spin-off. The Distribution Agreement provided for the division of assets and liabilities between Hilton Parent or its subsidiaries, HGV Parent or its subsidiaries and us, and the settlement or extinguishment of certain liabilities and other obligations among Hilton Parent and us.
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
Tax Matters Agreement
We entered into a tax matters agreement (“Tax Matters Agreement”) with Hilton Parent, HGV Parent and Hilton Domestic Operating Company that governs the respective rights, responsibilities and obligations of us, Hilton Parent and HGV Parent after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. The Tax Matters Agreement provides for an allocation between the parties of pre-spin-off tax liabilities and tax liabilities in the event that the spin-off was not tax-free. Each party has agreed to indemnify the other against any amounts for which they are not responsible under the Tax Matters Agreement. Although binding between the parties, the Tax Matters Agreement is not binding on the IRS.
The Tax Matters Agreement also provides for cross-indemnities with respect to tax matters that, except as otherwise provided in the Tax Matters Agreement, are principally designed to place financial responsibility for the tax-related obligations and liabilities of each business with the appropriate company.

Ground Leases
The following table summarizes the remaining primary term, renewal rights and purchase rights as of February 20, 2025, associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights

Leases of Wholly-Owned Properties
DoubleTree Hotel Seattle Airport	850	December 31, 2025	None
DoubleTree Hotel Sonoma Wine Country	245	December 31, 2025	None
Embassy Suites Kansas City Plaza	266	January 30, 2026	None
Embassy Suites Austin Downtown South Congress	262	February 28, 2029	1 x 10 years(1)
DoubleTree Hotel Durango	159	December 31, 2030	1 x 5 years
DoubleTree Hotel San Diego – Mission Valley	300	December 31, 2030	1 x 5 years
Hilton Salt Lake City Center	500	December 31, 2030	1 x 5 years
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Boston Logan Airport	604	September 30, 2044	2 x 20 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(2) Renewal Rights 2 x 10 years; 1 x 5 years
Hyatt Regency Mission Bay Spa and Marina	438	January 31, 2056	None
JW Marriott San Francisco Union Square	344	January 14, 2083	None
____________________________________________________________________________________
(1)The term of this renewal option exceeds the expiration of the underlying master ground lease in 2031. No extension rights are available, and it is unlikely that the landlord under the master ground lease will grant a term past 2031.
(2)Tenant has a right of first offer with respect to the property.
We are also party to certain leases for facilities related to certain hotels owned by us.
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
Environmental Matters
We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern our business including with respect to any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum products; and wastewater and stormwater discharges. In addition, as a current and former owner or operator of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as third party claims for personal injury, property and natural resources damages, or other claims by third parties, or penalties, liens or restrictions on operations associated with environmental compliance or the presence, release, disposal or impacts of hazardous or toxic substances or petroleum products arising at or from our current or former properties. We may incur liability for investigation and remediation of such substances or products regardless of whether we knew of, or caused, the presence or release of such substances or products, and such liability may be joint and several. The presence of these substances or products, or the failure to investigate or remediate them, may adversely affect our ability to sell or develop a property or to borrow using the property as collateral or result in restrictions on or interruptions of operations at our properties. The cost of investigation or remediation of such substances or other liabilities related to hazardous substances or petroleum products may be substantial and could exceed the value of the property. Our hotels use and store hazardous and toxic substances and petroleum products, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and also generate certain wastes in connection with operations. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas, polychlorinated biphenyls ("PCBs") or other hazardous substances or conditions found in or on our properties; and any known or presumed asbestos in our buildings must be properly managed and maintained. We have implemented an on-going operations and maintenance plan that seeks to identify, remediate and manage these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.
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
Insurance
We or our hotel managers maintain insurance coverage for general liability, property, including business interruption, terrorism, and other risks with respect to our business for all of our hotels. We also maintain workers’ compensation insurance for our corporate employees, while our managers maintain workers’ compensation insurance for their employees at our hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles. Our insurance provides coverage related to any claims or losses arising out of the design, development and operation of our hotels.
Human Capital
Employees
Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2024, we had 91 employees. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ the employees at our hotels, we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor, including the risks associated with strikes and other labor activity, which some of our third-party operators recently experienced. However, long-term labor contracts were recently successfully negotiated by our third-party hotel managers, and we believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”
We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process, and we are committed to fair treatment and full participation of people from all backgrounds. We have a skilled and highly diverse board, including eight independent directors (the "Board"), three of whom are gender diverse. It is Park's policy to consider diversity in Board nominations. In addition, our executive team is comprised of seven members, two of whom are gender diverse and three of whom are racially diverse. The following charts summarize the gender and ethnic diversity of our workforce as of December 31, 2024:

Other
1%
Native American or
Pacific Islander
1%
Asian
23%
Black or African-American
15%
Hispanic
2%
White
58%

Our commitment to fair treatment and full participation is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. We have established a steering committee comprised of members of executive leadership and employees from all corporate departments across a broad assortment of levels, genders, ages and races. This committee is dedicated to enhancing our focus on activities that increase awareness and take actions in support of equality, and it seeks to develop partnerships and adopt new initiatives that support systematic change related to racism and diversity. To accomplish this goal, the committee works in concert with our Park Cares Committee to partner with local organizations that provide services and resources to underserved populations and those in need of social, economic, educational, mental and physical support in our community. The committee has also spent significant time focusing on actions and commitments that impact Park internally such as recruitment and retention practices, policy and process updates, training and increased communication and awareness programs. All our employees are encouraged to take part in initiatives implemented by these committees.
Additionally, our Chief Executive Officer, Thomas J. Baltimore, Jr., serves as one of the two co-chairs of Nareit's Dividends Through Diversity, Equity & Inclusion CEO Council, which supports the recruitment, inclusion, development, and advancement of women, Black professionals, other people of color, ethnically diverse individuals, and members of other under-represented groups in REITs and the publicly traded real estate industry.
We continually evaluate our practices related to fair treatment and full participation through internal and external resources. For example, we include a gender and ethnic diversity analysis in our bi-annual corporate compensation review, which continues to reflect no pay disparity based on any gender or ethnic group.
Training and Development
Human capital development underpins our efforts to successfully execute our Company-wide strategy. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. We also seek to increase awareness and understanding through Company-wide trainings on fair treatment, unconscious bias and other social issues, as well as an annual anti-bribery/anti-corruption training and modern slavery/human trafficking awareness. All employees also participate in anti-harassment and compliance training at least once a year.
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
Also, in 2024, we conducted one pulse survey, in addition to our annual engagement survey targeted at creating a diverse and welcoming work environment for our employees and developing the leadership skills of our managers who support and empower our employees.
Our Board receives regular reports on these initiatives to ensure that we continue to demonstrate our strong commitment to our employees and other human capital matters.
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
Together with our hotel managers, we also aim to ensure the health, safety and well-being of all employees and guests at our properties. For example, we have committed to the American Hotel & Lodging Association’s 5-Star Promise, which enhances policies, trainings and resources related to the safety of hotel employees and guests. We aim to promote health and well-being measures in our design and construction projects through the use of natural ventilation, daylighting and air and water quality monitoring. Hotel employee health and safety factors are designed into projects, which include alarm systems cameras, first aid locations and personal alert devices. Additionally, we have developed standardized procedures to be undertaken during and immediately following an extreme weather event or other emergency, including communication guidance, life safety and foreseen event preparedness instructions and guidance on how to manage environmental hazards, among other risk-related topics.
Community Engagement
Our Park Cares Committee focuses on engagement with local communities and spearheads volunteer work. In 2024, Park Cares sponsored three community service initiatives where employees were invited to participate with in-kind donations or by volunteering their time, of which 35-50 of our employees participated at each event. In 2024, we supported 20 organizations and/or programs through charitable contributions, sponsorships and scholarships contributing a total of approximately $289,000 in cash donations. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.
For additional information on the above matters, please review our 2024 Annual Corporate Responsibility Report on our website.
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
Risks Related to Our Business
Economic disruptions, including the impact from inflation, elevated interest rates or an economic slowdown or recession, may adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.
Economic disruptions, including as a result of elevated interest rates and elevated rates of inflation or a potential economic slowdown or recession, may adversely affect our business by affecting consumer sentiment and demand for travel, which can cause fluctuations in hotel revenues or earnings at our hotels. Our labor or other costs may also rise due to inflation, and there can be no assurance that we will be able to pass cost increases on to travelers through higher rates. There can also be no assurances that we will not experience future fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts.
Additionally, the effects of the recent global COVID-19 pandemic on the hotel industry were unprecedented, and another pandemic or other unexpected event that results in a prolonged decrease in travel in the future could have similar affects, including a drastic reduction in global demand for lodging and historically low occupancy levels. These challenges may adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.
Other factors that would negatively impact our ability to successfully operate, or that could otherwise significantly adversely impact and disrupt our business, financial performance and condition, operating results and cash flows, include:
•sustained negative consumer or business sentiment, economic metrics (including inflation, unemployment levels, discretionary spending and declines in personal wealth) or demand for travel, which could further adversely impact demand for lodging;
•increased labor costs, including due to inflation, reduced labor supply due to increased immigration enforcement or otherwise;
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
•adverse political conditions;
•new indebtedness that may contain more restrictive covenants, including as a result of sustained elevated interest rates as a response to increased inflation, than our existing indebtedness or may require new or incremental collateral, and decreased operating revenues, which could increase our risk of default on our loans;
•our dependence on our hotel managers, who may be facing similar challenges; and
•cybersecurity incidents and disruptions to internal control procedures.

We face various risks posed by our acquisition activities.
A key element of our business strategy is identifying and consummating acquisitions of additional hotels and portfolios. Since our acquisition of Chesapeake Lodging Trust in 2019, we have not acquired any new hotels, and we can provide no assurances that we will be successful in identifying attractive hotels in the future or that, once identified, we will be successful in consummating future acquisitions. We also face significant competition for attractive investment opportunities, which may impact our ability to acquire certain hotels or portfolios that we deem attractive at a favorable price, pursuant to acceptable terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially increase our costs or impede our growth.
We may continue to seek to sell or otherwise dispose of certain hotels as we seek to pursue growth and diversification through prudent capital allocation. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
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
These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption, including through network- and email-based attacks as well as social engineering; cyber-terrorism; cyber extortion; viruses, worms or other malicious software programs; software vulnerabilities and misconfigurations; and employee error, negligence or fraud. The risk of a cybersecurity incident or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber-attackers increasingly are using more sophisticated techniques and tools (including artificial intelligence and machine learning) designed to evade detection and circumvent security controls, which may make it more difficult for us, our hotel managers, and third-party providers to fully identify, investigate or remediate cybersecurity incidents.
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
In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then, our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws as well as regulators' evolving interpretations of cybersecurity laws and standards. There can be no assurance that the security measures we have taken to protect these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be compromised, including through system or user error, physical or electronic break-ins, computer viruses, or cyber-attacks. Due to the complexity and interconnectedness of our information technologies and systems, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges. Any cybersecurity incident or disruption to our information technologies and systems could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, litigation, monetary losses or regulatory oversight, investigations or penalties which could be significant. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. If our hotel managers' information networks and systems, our corporate technologies and systems, or third-party information systems on which we rely suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose revenue and profits as a result of our inability to provide services or invoice and collect payments, and we could experience delays in reporting our financial results.
In the conduct of our business, both we and our hotel managers rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks related to cybersecurity, privacy violations, business interruption, and system and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business.
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
The terms of our franchise and brand management agreements generally require us to meet specified operating standards and other terms and conditions, and compliance with such standards may be costly. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being cancelled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which could materially and adversely affect our results of operations and profitability.

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
A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2024, hotels in Florida, Hawaii, Chicago, New York City, New Orleans and Boston represented approximately 63% of our room count, with our hotels in Florida and Hawaii alone representing greater than 32% of our room count and 39% of our total revenue in 2024. An economic downturn, an increase in hotel supply, a change in guest preferences for certain geographic locations or markets, strikes or other labor activity, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.
Over time, our hotel properties located in coastal markets and other areas that may be impacted by climate change are expected to experience increases in storm intensity and rising sea-levels causing damage to our hotel properties, while hotels in other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotel properties, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. The effects of climate change may also affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increase other costs, such as utilities, regulatory compliance or make travel more expensive, decreasing demand for our hotels. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.
If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities involving our properties, including as a result of terrorism and climate change, our profits could be reduced.
Because certain types of losses are uncertain, including those caused by natural disaster, the effects of climate change or other catastrophic losses, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies, including losses related to cybersecurity incidents, natural disaster or climate change. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Furthermore, certain of our properties may currently qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties, and we may not be permitted to rebuild such properties as they exist now or at all, regardless of insurance proceeds, if such properties are destroyed. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.
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
We recently experienced near-term disruption as a result of negotiations between our third-party operators and unions at certain hotels, which included strikes and other labor activity. Strikes, as well as lockouts, public demonstrations or other negative actions and publicity that may occur from time to time may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also have incurred and may in the future incur increased legal costs and indirect labor, maintenance and operational costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. As we do not directly employ the employees at our hotels, we do not have the ability to control the outcome of these negotiations.
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
Heightened focus on corporate responsibility may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations, financial condition and the price of our securities.
We are committed to corporate responsibility. Some investors may use corporate responsibility factors to guide their investment strategies, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us, and guests may consider these factors when deciding whether to stay at our properties. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon corporate responsibility metrics. Many investors focus on corporate responsibility-related business practices and scores when choosing where to allocate their investments and may consider a company's score as a factor in making an investment decision. The focus and activism related to corporate responsibility and related matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors and employees, vendors and business partners may choose not to do business with us, or potential guests may choose to stay at competitor hotels, which could have an adverse impact on us or the price of our securities.
In recent years, diverse views about the value of environmental, social and governance ("ESG") specific efforts have emerged from consumers and policymakers. As we continue to invest and focus on corporate responsibility efforts and initiatives that we believe are appropriate, we could also be criticized by ESG detractors for the scope or nature of our corporate responsibility initiatives or goals. We could also be subjected to negative responses by governmental actors (such as anti-corporate responsibility legislation or retaliatory legislative treatment) and guests, that could adversely affect our reputation, financial condition and results of operations.
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
The hotel industry is subject to extensive U.S. federal, state and local governmental regulations, including those relating to the service of alcoholic beverages, the preparation and sale of food, building and zoning requirements and data protection, cybersecurity and privacy. We and our hotel managers are also subject to licensing and regulation by U.S. state and local departments relating to health, sanitation, fire and safety standards, and to laws governing our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. We are also subject to certain environmental compliance costs, including associated air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater and stormwater discharges. The cost to comply with environmental laws may be substantial, and our failure to comply with any such laws, including obtaining and complying with any required permits or licenses, or publicity resulting from actual or alleged compliance failures, could result in substantial fines, or possible revocation of our authority to conduct some of our operations or otherwise have an adverse effect on our business. Environmental, health and safety requirements have also become, and may continue to become, increasingly stringent, and our costs may increase as a result. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers or adversely affect our ability to sell properties or to use properties as collateral.
Environmental laws may also impose potential liability on a current or former owner or operator of real property for, among other things, investigation, removal or remediation of hazardous or toxic substances or petroleum products at our currently or formerly owned or leased real property, regardless of whether or not we knew of, or caused, the presence or release of such substances, and such liability may be joint and several. Some properties in our portfolio contain, may have contained, or are adjacent to or near other properties that have contained or currently contain, underground storage tanks for petroleum products or other hazardous substances. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead, PCBs, underground storage tanks, or other hazardous substances or conditions at our properties. The presence or release of toxic or hazardous substances or petroleum products at or from our currently or formerly owned or leased properties could result in substantial investigation and remediation costs, limitations on or interruptions to our operations or in third-party claims for personal injury, property or natural resource damages, business interruption or other losses, including liens in favor of the government for costs the government incurs in cleaning up contamination. Such claims and the presence of, or need to investigate, remediate or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected real property, or our ability to develop, sell, lease or assign our rights in any such property, or could otherwise harm our business or reputation. In addition, we also may be liable for the costs of remediating contamination at off-site waste disposal facilities to which we have arranged for the disposal, transportation or treatment of hazardous substances without regard to whether we complied with environmental laws in doing so.
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
Additionally, we may be able to incur significant additional indebtedness in the future. We may also incur significant additional obligations, such as trade payables, without restrictions under our debt instruments. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire.
Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or could result in foreclosure of our hotels.
The debt agreements and instruments that govern our outstanding indebtedness, including our senior unsecured credit facility and senior notes, impose significant financial and operating restrictions on us, including covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions, mergers or asset sales or transactions with affiliates. In addition, if we fail to satisfy the covenants contained in the credit agreement that governs our senior unsecured credit facilities, our ability to borrow additional funds under the credit facilities may be restricted. Furthermore, the credit agreement and indentures that govern our senior notes contain certain affirmative covenants that require us to be in compliance with certain leverage, liquidity and other financial ratios, and the loan documents governing the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements. We cannot assure you that we will be able to comply with our financial or other covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders or noteholders, as applicable, and/or amend the covenants. Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot or do not meet our future debt service obligations, we will also risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation. For example, in June 2023, we ceased making debt service payments on the $725 million SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and in October 2023, the Hilton San Francisco Hotels were placed into receivership. See Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details.
For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable gain on foreclosure, but we would not receive any cash proceeds, which could impact our ability to meet the REIT distribution requirements. In October 2023, our effective exit from the two Hilton San Francisco Hotels that secured the SF Mortgage Loan resulted in such required distribution of our REIT taxable income. See Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for further details. In addition, we may give full or partial recourse guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a recourse guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity or if certain loan provisions are violated. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.
Risks Related to the Spin-Off
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
Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide no or only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.
Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.

U.S. federal income tax laws governing corporations, including REITs and other businesses and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Changes to the U.S. federal income tax laws, including the possibility of comprehensive tax reform legislation, could have a material and adverse effect on us or our stockholders. We cannot predict whether, when, to what extent or with what effective dates new or revised U.S. federal tax laws, regulations, interpretations or rulings will be enacted or issued.

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
Future issuances of debt securities, which would rank senior to our common stock upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing common stockholders and may be senior to our common stock for the purposes of making distributions, periodically or upon liquidation, may negatively affect the market price of our common stock.
In the future, we may issue debt or equity securities or incur additional borrowings. Upon our liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. If we incur debt in the future, our future interest costs could increase, and adversely affect our liquidity, Nareit FFO, Adjusted FFO and results of operations. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders, and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to issue debt or equity securities or incur additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of any future capital raising efforts. Thus, the common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of additional borrowings will negatively affect the market price of our common stock.
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
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Park's Audit Committee oversees its cybersecurity risk assessment, risk management and risk mitigation policies and programs. Park's Enterprise Risk Management ("ERM") Committee reports to the Audit Committee and is responsible for identifying Park's cybersecurity risks. Park also has a dedicated Risk Management team that reports to the ERM Committee, which includes representatives from several departments, external consultants and insurance professionals who interface with brand and management partners to assist with risk mitigation at our properties. Additionally, we have engaged third-party service providers to assist with risk mitigation activities, implementing security monitoring capabilities designed to alert us to suspicious activity, and developing an incident response program that is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident. Our cybersecurity incident response plan requires prompt notification of senior management in the event of a cybersecurity incident that has affected or is expected to affect the Company and prompt briefings on subsequent developments as appropriate. We have undertaken table-top risk exercises and employees participate in mandatory annual trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the Company. The Company's cybersecurity program is informed by industry-recognized security frameworks such as the U.S. National Institute of Standards and Technology Cybersecurity Framework. We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate.
Management and Board Oversight
Our Chief Financial Officer ("CFO") has significant work experience related to information security issues and oversight and is the executive officer that oversees our cybersecurity program, which includes the implementation of controls to identify threats, detect attacks and protect our information assets. Our dedicated ERM Committee, which includes our CFO and certain members of our executive leadership team, provides principal oversight and guidance of our cybersecurity risk management programs and processes. While our Board has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. Our Audit Committee is responsible for reviewing and overseeing the Company's data privacy, information technology and security and cybersecurity risk exposures and the guidelines, programs and steps implemented by management to assess, manage and mitigate any such exposures. The ERM Committee reports to the Audit Committee at least annually on the Company's enterprise risk management and will report cybersecurity incidents to the Audit Committee as they occur, if material.

Cybersecurity Risks

In addition to the reliance on our own information technology systems, we rely on the information technology systems of our hotel managers to protect proprietary and customer information as well as our third-party service providers who support key portions of our operations. Any compromises of our own network or the networks of our hotel managers or third-party service providers could materially affect our business, financial condition and results of operations. For a discussion of our cybersecurity risks, refer to "Part I - Item 1A. Risk Factors - Risks Related to Our Business - Cyber threats and the risk of cybersecurity incidents affecting our hotel managers' or our own information technology and systems, including third-party service providers, could materially adversely affect our business" included elsewhere within this Annual Report on Form 10-K. Although we have experienced cybersecurity incidents, to date, none have had a material adverse effect on us. We carry insurance that helps provide protection against the potential losses arising from cybersecurity incidents, although we may incur expenses and losses related to a cybersecurity incident that are not covered by insurance or are in excess of our insurance coverage.

Item 2. Properties.
Our Properties(1)
The following table provides a list of our portfolio as of February 20, 2025:

Location	Type(2)	Ownership Percentage	Rooms
California
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton Santa Barbara Beachfront Resort	FS	50%	360
JW Marriott San Francisco Union Square	GL	100%	344
Hyatt Centric Fisherman's Wharf	FS	100%	316
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
DoubleTree Hotel Sonoma Wine Country	GL	100%	245
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Hilton Checkers Los Angeles	FS	100%	193
Colorado
Hilton Denver City Center	FS(3)	100%	613
DoubleTree Hotel Durango	GL	100%	159
District of Columbia
Capital Hilton	JV, FS	25%	559
Florida
Hilton Orlando	JV, FS	20%	1,424
Signia by Hilton Orlando Bonnet Creek	FS	100%	1,009
Hilton Orlando Lake Buena Vista	GL	100%	814
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami, a Tribute Portfolio Resort	FS	100%	393
Casa Marina Key West, Curio Collection	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(3)	100%	2,872
Hilton Waikoloa Village	FS(3)	100%	653
Illinois
Hilton Chicago	FS	100%	1,544
The Wade(4)	FS	100%	520
The Midland Hotel, a Tribute Portfolio Hotel(5)	FS	100%	403
Louisiana
Hilton New Orleans Riverside	FS(3)	100%	1,622
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
Boston Marriott Newton	FS	100%	430
Missouri
Embassy Suites Kansas City Plaza	GL	100%	266
New Jersey
Hilton Short Hills	FS	100%	314

Location	Type(2)	Ownership Percentage	Rooms
New York
New York Hilton Midtown	FS(3)	100%	1,878
Puerto Rico
Caribe Hilton	FS(3)	100%	652
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	500
Virginia
DoubleTree Hotel Washington DC – Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
Embassy Suites Alexandria Old Town	JV, FS(3)	50%	288
Washington
DoubleTree Hotel Seattle Airport	GL	100%	850
Hilton Seattle Airport & Conference Center	GL	100%	396
Total			24,982
____________________________________________________________________________________
(1)Excludes the two Hilton San Francisco Hotels that were placed into receivership in October 2023.
(2)“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(3)Certain portions of land or facilities are subject to lease.
(4)In February 2025, the W Chicago – Lakeshore was converted to The Wade.
(5)In January 2025, the W Chicago – City Center was converted to The Midland Hotel, a Tribute Portfolio Hotel.
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
Additionally, the spin-off agreements provide for cross-indemnities that, except as otherwise provided in the spin-off agreements, are principally designed to place financial responsibility for the obligations and liabilities of Hilton, HGV and the Company with the appropriate company. See “Spin-off Related Agreements – Distribution Agreement” and “– Tax Matters Agreement” and Note 15: "Commitments and Contingencies" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol "PK".
Shareholder Information
At February 14, 2025, we had 15 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
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
Distribution Information
In order to maintain our qualification for taxation as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and as a result, we will generally not be required to pay tax on our income.
Our future distributions will be at the sole discretion of our Board. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (1) the amount required to be distributed to maintain our status as a REIT, (2) any limitations on our ability to make distributions contained in the indentures for our senior notes and credit facility, (3) the amount of cash generated from our operating activities, (4) our expectations of future cash flows, (5) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (6) the timing of significant capital investments and expenditures and the establishment of any cash reserves, (7) our ability to continue to access additional sources of capital, and (8) the sufficiency of legally available assets.

Share Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2019 against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index and the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on December 31, 2019, and that all dividends and other distributions were reinvested.

Total Return Performance
180
175
170
165
160
155
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
45
Index Value
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Period Ending
Park Hotels and Resorts
Nareit Equity Index
S&P 400 Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Park Hotels and Resorts Inc.	$100.00	$71.64	$78.86	$49.35	$67.71	$72.35
S&P 400 Index	100.00	111.81	137.76	117.81	134.83	151.28
Nareit Equity Index	100.00	92.00	131.78	99.67	113.35	123.25
This performance graph shall not be deemed "filed" for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the fiscal year ended December 31, 2024 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2024 through January 31, 2024	—	$—	—	$150
February 1, 2024 through February 29, 2024	162,539	$15.39	—	$150
March 1, 2024 through March 31, 2024	—	$—	—	$150
April 1, 2024 through April 30, 2024	106	$17.12	—	$150
May 1, 2024 through May 31, 2024	1,483	$15.95	—	$150
June 1, 2024 through June 30, 2024	1,663,340	$15.01	1,662,959	$125
July 1, 2024 through July 31, 2024	260	$14.48	—	$125
August 1, 2024 through August 31, 2024	2,524,173	$13.85	2,524,001	$90
September 1, 2024 through September 30, 2024	242	$14.44	—	$90
October 1, 2024 through October 31, 2024	57	$14.44	—	$90
November 1, 2024 through November 30, 2024	1,846,863	$14.30	1,846,660	$64
December 1, 2024 through December 31, 2024	2,015,436	$14.84	2,015,436	$34
Total	8,214,499		8,049,056
____________________________________________________________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase program as well as 165,443 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
(2)The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.
(3)On February 17, 2023, our Board of Directors authorized and approved a $300 million stock repurchase program. On February 14, 2025, the Board of Directors terminated this stock repurchase program and authorized and approved a new $300 million stock repurchase program, which expires on February 19, 2027.
Stock Repurchase Program
In February 2025, our Board terminated a previous $300 million stock repurchase program that was approved in February 2023 (the "February 2023 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the "February 2025 Stock Repurchase Program"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2024, we repurchased approximately 8.0 million shares of our common stock under the 2023 Stock Repurchase Program for a total purchase price of $116 million, and as of December 31, 2024, prior to the termination of the February 2023 Stock Repurchase program, $34 million remained available for stock repurchases. As of February 20, 2025, no shares of our common stock have been repurchased under the new February 2025 Stock Repurchase Program.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2022 financial condition and results of operations compared to 2023, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 40 hotels consisting of premium-branded hotels and resorts with approximately 25,000 rooms, of which over 87% are luxury and upper upscale and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for travel. However, inflationary concerns have moderated and further interest rate reductions may continue. In addition, during the fourth quarter of 2024, the hotel operators for four of our hotels negotiated long-term labor agreements with labor organizations representing their hotel employees following strikes and other labor activity that affected our operating results beginning in late September 2024. Any future labor disruptions may result in increases in labor or other costs to maintain or operate hotels. During 2024, we have relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty and recent labor disruptions. Additionally, we continued to experience improvements in overall demand across our portfolio, although ADR growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we expect the positive momentum to continue for 2025 based on current demand trends, expected increases in city-wide events and as demand from international travel continues to improve.

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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through December 31, 2024 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
Non-GAAP Financial Measures
We also evaluate the performance of our business through certain other financial measures that are not recognized under U.S. GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income.
EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA
EBITDA, presented herein, reflects net income excluding depreciation and amortization, interest income, interest expense, income taxes and also interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates.
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

The following table provides a reconciliation of Net income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2024	2023

	(in millions)
Net income	$226	$106
Depreciation and amortization expense	257	287
Interest income	(21)	(38)
Interest expense	214	207
Interest expense associated with hotels in receivership(1)	60	45
Income tax (benefit) expense	(61)	38
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	10	8
EBITDA	685	653
Gain on sales of assets, net	(8)	(15)
Gain on derecognition of assets(1)	(60)	(221)
Gain on sale of investments in affiliates(2)	(19)	(3)
Share-based compensation expense	19	18
Impairment and casualty loss	14	204
Other items	21	23
Adjusted EBITDA	652	659
Less: Adjusted EBITDA from investments in affiliates	(23)	(24)
Add: All other(3)	54	51
Hotel Adjusted EBITDA	$683	$686
____________________________________________________________________________________
(1)For the year ended December 31, 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender. For the year ended December 31, 2023, represents accrued interest expense associated with the default of the SF Mortgage Loan and the gain from derecognizing the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(2)For the year ended December 31, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines included in equity in earnings from investments in affiliates. For the year ended December 31, 2023, the $3 million gain on sale of investments in affiliates is included in other (loss) gain, net.
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
The following table provides a reconciliation of Net income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2024	2023

	(in millions, except per share amounts)
Net income attributable to stockholders	$212	$97
Depreciation and amortization expense	257	287
Depreciation and amortization expense attributable to noncontrolling interests	(4)	(4)
Gain on sales of assets, net	(8)	(15)
Gain on sale of assets, net, attributable to noncontrolling interests	5	—
Gain on derecognition of assets(1)	(60)	(221)
Gain on sale of investments in affiliates(2)	(19)	(3)
Impairment loss	12	202
Equity investment adjustments:
Equity in earnings from investments in affiliates(3)	(12)	(11)
Pro rata FFO of investments in affiliates	16	14
Nareit FFO attributable to stockholders	399	346
Casualty loss	2	2
Share-based compensation expense	19	18
Interest expense associated with hotels in receivership(1)	60	20
Release of deferred tax valuation allowance	(54)	—
Other items(4)	4	53
Adjusted FFO attributable to stockholders	$430	$439
Nareit FFO per share – Diluted(5)	$1.91	$1.61
Adjusted FFO per share – Diluted(5)	$2.06	$2.04
____________________________________________________________________________________
(1)For the year ended December 31, 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender. For the year ended December 31, 2023, reflects incremental default interest expense and late payment administrative fees associated with the default of the SF Mortgage Loan beginning in June 2023 and the gain from derecognizing the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(2)For the years ended December 31, 2024 and 2023, the gain on sale of investments in affiliates is included in equity in earnings from investments in affiliates and other (loss) gain, net, respectively.

(3)For the year ended December 31, 2024, the gain of $19 million on the sale of the Hilton La Jolla Torrey Pines is presented within gain on sale of investments in affiliates above.
(4)For the year ended December 31, 2023, includes $28 million of income tax expense primarily associated with the effective exit from the Hilton San Francisco Hotels, of which $19 million was reversed during the year ended December 31, 2024 as it is no longer expected to be incurred.
(5)Per share amounts are calculated based on unrounded numbers.
Results of Operations
Our non-comparable hotels consist of two hotels sold and two hotels returned to the lessor upon termination of the ground leases since January 1, 2023. The results of operations of these hotels are included in our consolidated results only during our period of ownership. Additionally, our non-comparable hotels also consist of the two Hilton San Francisco Hotels, which are excluded from our consolidated results beginning in October 2023 as a result of the hotels being placed into receivership and had a significant effect on the year-over-year comparability of our operations as further illustrated in the table of Hotel Revenues and Operating Expenses below.
Hotel Revenues and Operating Expenses

	Year Ended December 31,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Other Non-Comparable Hotels
	(in millions)
Rooms revenue	$1,569	$1,653	$(84)	$47	$(119)	$(12)
Food and beverage revenue	688	696	(8)	27	(31)	(4)
Ancillary hotel revenue	256	264	(8)	2	(10)	—
Rooms expense	419	449	(30)	21	(47)	(4)
Food and beverage expense	474	501	(27)	12	(36)	(3)
Other departmental and support expense	605	635	(30)	25	(49)	(6)
Other property expense	231	241	(10)	9	(22)	3
Management fees expense	125	126	(1)	7	(6)	(2)
____________________________________________________________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Group, transient, contract and other rooms revenue for the year ended December 31, 2024, as well as the change for each type of rooms revenue compared to 2023 are as follows:

	Year Ended December 31,				Change from Non-Comparable Hotels
	2024	2023	Change	Change from Comparable Hotels(1)	Change from the Hilton San Francisco Hotels	Change from Non-Comparable Hotels
	(in millions)
Group rooms revenue	$461	$480	$(19)	$34	$(52)	$(1)
Transient rooms revenue	986	1,043	(57)	1	(48)	(10)
Contract rooms revenue	90	92	(2)	12	(14)	—
Other rooms revenue	32	38	(6)	—	(5)	(1)
Rooms revenue	$1,569	$1,653	$(84)	$47	$(119)	$(12)
____________________________________________________________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

Market-Specific Conditions
The increases in hotel revenues and operating expenses for our comparable hotels during the year ended December 31, 2024, as compared to the same period in 2023, were primarily attributable to our hotels in the Orlando, Key West, New York, Chicago and Boston markets.
Our Orlando hotels both benefited from the comprehensive renovation and expansion projects completed in early 2024, which drove a 25% increase in food and beverage revenue for the year ended December 31, 2024 compared to the same period in 2023 and resulted in increases in occupancy and ADR of 3.0 percentage points and 6.1%, respectively, at the Signia by Hilton Orlando Bonnet Creek and increases in occupancy and ADR of 11.5 percentage points and 5.6%, respectively, at the Waldorf Astoria Orlando for the year ended December 31, 2024 compared to the same period in 2023.
The increase in the Key West market was driven by the Casa Marina Key West, Curio Collection, where operations were suspended for a comprehensive renovation that started in May 2023, with all rooms reopening by December 2023.
The New York Hilton Midtown and the Hilton Chicago both benefited from increases in group and transient demand, which drove increases in food and beverage revenue of 13% and 6%, respectively. Occupancy and ADR at the New York Hilton Midtown increased 1.8 percentage points and 1.6%, respectively, while occupancy and ADR at the Hilton Chicago increased 6.2 percentage points and 1.5%, respectively, for the year ended December 31, 2024 compared to the same period in 2023.
Combined occupancy and ADR at our Boston hotels increased 2.4 percentage points and 3.8%, respectively, for the year ended December 31, 2024 compared to the same period in 2023 also due to increases in group and transient demand.
These increases were partially offset by decreases in hotel revenues and operating expenses at our two Hawaii hotels where combined occupancy decreased 7.1 percentage points for the year ended December 31, 2024 compared to the same period in 2023 due to disruptions from strike and related labor activity that began in September 2024 and resolved during October and November 2024.
Corporate general and administrative

	Year Ended December 31,
	2024	2023	Percent Change
	(in millions)
General and administrative expenses	$46	$45	2.2%
Share-based compensation expense	19	18	5.6%
Other corporate expenses	4	2	100.0%
Total corporate general and administrative	$69	$65	6.2%
Impairment and casualty loss
During the year ended December 31, 2024, we recognized impairment losses of approximately $12 million related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 8: "Fair Value Measurements" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2023, we recognized an impairment loss of approximately $202 million. Refer to Note 8: "Fair Value Measurements" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Gain on sale of assets, net
During the years ended December 31, 2024 and 2023, we recognized a net gain of $8 million and $15 million, respectively, primarily from the sales of our consolidated hotels.

Gain on derecognition of assets
During the year ended December 31, 2024, we recognized a gain of $60 million from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
During the year ended December 31, 2023, we recognized a gain of $221 million from the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Non-operating Income and Expenses
Interest income
Interest income decreased $17 million during the year ended December 31, 2024 compared to the same period in 2023 primarily as a result of a decrease in average cash balances.
Interest expense
Interest expense increased $7 million during the year ended December 31, 2024 compared to the same period in 2023 due to the issuance of the $550 million of senior notes due in 2030 ("2030 Senior Notes") and the $200 million senior unsecured term loan due May 2027 ("2024 Term Loan"), partially offset by the repurchase and redemption of all the $650 million senior notes due in 2025 ("2025 Senior Notes"). Interest expense associated with our debt for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023	Percent Change
	(in millions)
HHV Mortgage Loan(1)	$55	$55	—%
Other mortgage loans	17	19	(10.5)%
Revolver	3	4	(25.0)%
2024 Term Loan	9	—	100.0%
2025 Senior Notes(2)	19	49	(61.2)%
2028 Senior Notes(2)	43	43	—%
2029 Senior Notes(2)	36	36	—%
2030 Senior Notes	24	—	100.0%
Other	8	1	700.0%
Total interest expense	$214	$207	3.4%
____________________________________________________________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)In May 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of 2025 Senior Notes, all of which were repurchased or redeemed during the second quarter of 2024. Our Operating Company, PK Domestic and PK Finance also issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 ("2029 Senior Notes") in May 2021 and an aggregate of $550 million of 2030 Senior Notes in May 2024.
Our current debt outstanding is approximately $3.8 billion, excluding the SF Mortgage Loan, at a weighted average interest rate of 5.2%, of which 95% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Interest expense associated with hotels in receivership
Interest expense on the SF Mortgage Loan increased $15 million as compared to 2023 due to accrued default interest not beginning until June 2023 when we ceased making payments on the loan. The stated rate on the loan is 4.11%, however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due.
Other (loss) gain, net
During the year ended December 31, 2024, we recognized a loss of approximately $4 million, which was primarily related to the write-off of the remaining unamortized deferred financing costs associated with the repurchase and redemption of all the 2025 Senior Notes.
During the year ended December 31, 2023, we recognized a gain of approximately $4 million for an early termination fee received from the lessor to terminate the lease for the Embassy Suites Phoenix Airport hotel.
Equity in earnings from investments in affiliates
Equity in earnings from investments in affiliates increased $20 million for the year ended December 31, 2024 primarily due to a $19 million gain from the sale of the Hilton La Jolla Torrey Pines.
Income tax benefit (expense)
During the year ended December 31, 2024, we recognized an income tax benefit of $61 million, which was primarily related to the release of $54 million of the valuation allowance on our deferred tax assets that we now believe to be realizable and $19 million of income tax expense that is no longer expected to be incurred primarily associated with the effective exit from the Hilton San Francisco Hotels. These benefits were offset by expense primarily generated from the taxable income of our TRSs.
During the year ended December 31, 2023, we recognized income tax expense of $38 million, primarily related to the effective exit from the Hilton San Francisco Hotels in October 2023, which resulted in incremental income tax expense of $28 million. The remaining income tax expense is primarily related to our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2024, we had total cash and cash equivalents of $402 million and $38 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
During 2024, we continued to experience improvements in overall demand across our portfolio and expect the improvement to continue through 2025 based on current demand trends, including an increase in city-wide events and from international travel. We continue to mitigate the effects of macroeconomic and inflationary pressures through active asset management.
With $950 million available under our revolving credit facility ("Revolver") and $402 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, and following the issuance of the 2030 Senior Notes and borrowings under the 2024 Term Loan, the proceeds from which collectively were used to repurchase or redeem all of the 2025 Senior Notes and for other general corporate purposes, we have no significant maturities until the fourth quarter of 2026. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. During 2024, we declared dividends of $1.40 per share, including our fourth quarter dividend of $0.65 that was paid on January 15, 2025 to stockholders of record as of December 31, 2024 based on 2024 operating results. In addition, we declared a first quarter dividend of $0.25 per share in February 2025 to be paid on April 15, 2025 to stockholders of record as of March 31, 2025. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $95 million for capital expenditures at our properties, of which $25 million relates to guestroom and lobby renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $15 million relates to guestroom renovations at the Hilton New Orleans Riverside and $13 million relates to guestroom and lobby renovations at the Hilton Waikoloa Village. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board terminated a previous $300 million stock repurchase program that was approved in February 2023 (the "February 2023 Stock Repurchase Program") and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the "February 2025 Stock Repurchase Program"), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2024, we repurchased approximately 8.0 million shares of our common stock under the 2023 Stock Repurchase Program for a total purchase price of $116 million, and as of December 31, 2024, prior to the termination of the February 2023 Stock Repurchase program, $34 million remained available for stock repurchases. As of February 20, 2025, no shares of our common stock have been repurchased under the new February 2025 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2024	2023	Percent Change
	(in millions)
Net cash provided by operating activities	$429	$503	(14.7)%
Net cash used in investing activities	(166)	(217)	(23.5)%
Net cash used in financing activities	(573)	(475)	20.6%

Operating Activities
Cash flow provided by operating activities are primarily generated from the operating income generated at our hotels. The $74 million decrease in net cash provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in cash paid for taxes of $8 million, a decrease in interest received of $17 million due to a decrease in average cash balances and timing of receipts from our customers and payments to our vendors and other third parties.
Investing Activities
The $166 million in net cash used in investing activities for the year ended December 31, 2024 was primarily attributable to $227 million of capital expenditures, partially offset by $30 million of net distributions from unconsolidated affiliates primarily related to the sale of the Hilton La Jolla Torrey Pines and $31 million of net proceeds from the sale of the DoubleTree Hotel Spokane City Center.
The $217 million in net cash used in investing activities for the year ended December 31, 2023 was primarily attributable to $296 million of capital expenditures and land acquisitions and a $30 million reduction of restricted cash associated with the derecognition of the Hilton San Francisco hotels, partially offset by $116 million of net proceeds from the sale of one of our hotels.
Financing Activities
The $573 million in net cash used in financing activities for the year ended December 31, 2024 was primarily attributable to $672 million of debt repayments, $512 million of dividends paid and the repurchase of approximately 8.0 million shares of our common stock for $116 million, offset by the issuance of $550 million of 2030 Senior Notes and the $200 million 2024 Term Loan.
The $475 million in net cash used in financing activities for the year ended December 31, 2023 was primarily attributable to the repurchase of approximately 14.6 million shares of our common stock for $180 million, $152 million of dividends paid and $133 million of debt repayments.
Dividends
As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, to our stockholders on an annual basis. Therefore, as a general matter, we intend to make distributions of all, or substantially all, of our REIT taxable income (including net capital gains) to our stockholders, and, as a result, we will generally not be required to pay tax on our REIT income. Consequently, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We declared the following dividends to holders of our common stock during 2024:

Record Date	Payment Date	Dividend per Share
March 29, 2024	April 15, 2024	$0.25
June 28, 2024	July 15, 2024	$0.25
September 30, 2024	October 15, 2024	$0.25
December 31, 2024	January 15, 2025	$0.65
Debt
As of December 31, 2024, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes and excluding the $725 million SF Mortgage Loan (that we ceased making debt service payments in June 2023) and our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: "Debt" in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

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
Impairment of Long-Lived Assets with Finite Lives
We evaluate the carrying value of our property and equipment and intangible assets with finite lives by comparing the expected undiscounted future cash flows to the net book value of the assets if we determine there are indicators of potential impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations as an impairment loss.
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
Changes in estimates and assumptions used, including with respect to the anticipated holding period, in our impairment testing of property and equipment and intangible assets with finite lives could result in future impairment losses, which could be material.

Income Taxes
We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt. The interest rate on our variable-rate debt discussed below is based on the secured overnight financing rate ("SOFR"), and our risk related to future interest rates is most vulnerable to changes in this rate.
The following table sets forth the contractual maturities and the total fair values as of December 31, 2024 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2025(1)	2026	2027	2028	2029	Thereafter	Carrying Value	Fair Value

	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt	$60	$1,550	$30	$725	$750	$550	$3,665	$3,538
Average interest rate	4.82%	4.20%	5.37%	5.88%	4.88%	7.00%	5.11%
Variable-rate debt	$—	$—	$200	$—	$—	$—	$200	$199
Average interest rate	—%	—%	6.21%	—%	—%	—%	6.21%
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Assessment of Property and Equipment for Impairment

Description of the Matter
The Company had property and equipment, net of $7,398 million as of December 31, 2024 and recognized an impairment loss of approximately $12 million during the year ended December 31, 2024 as disclosed in Note 4 of the consolidated financial statements. As discussed in Note 2 of the consolidated financial statements, property and equipment is evaluated for recoverability based on expected undiscounted future cash flows if there are indicators of impairment. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded within impairment losses.
Auditing management’s assessment of impairment of property and equipment was complex and highly judgmental due to the significant estimation required in determining the timing and amount of expected undiscounted future cash flows and capitalization rates used to assess properties for impairment. In particular, the expected future cash flows are based on significant estimates, including projections of future income and estimated growth rates. Further, a fair value measurement can be highly sensitive to changes in capitalization and discount rates, that are estimated based on future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review process for evaluating property and equipment for impairment, including controls over management’s review of the significant assumptions described above.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop the expected future cash flows for their properties. We compared the significant assumptions, including growth rates and capitalization rates, used by management to current industry and economic trends, and changes to the Company’s strategy. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the expected future cash flows that would result from changes in the assumptions. We also evaluated certain assumptions used in management's assessment for impairment using external sources.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tysons, Virginia
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 20, 2025

PARK HOTELS & RESORTS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2024	2023
ASSETS
Property and equipment, net	$7,398	$7,459
Contract asset	820	760
Intangibles, net	41	42
Cash and cash equivalents	402	717
Restricted cash	38	33
Accounts receivable, net of allowance for doubtful accounts of $4 and $3	131	112
Prepaid expenses	69	59
Other assets	71	40
Operating lease right-of-use assets	191	197
TOTAL ASSETS (variable interest entities – $223 and $236)	$9,161	$9,419
LIABILITIES AND EQUITY
Liabilities
Debt	$3,841	$3,765
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	95	35
Accounts payable and accrued expenses	226	210
Dividends payable	138	362
Due to hotel managers	138	131
Other liabilities	179	200
Operating lease liabilities	225	223
Total liabilities (variable interest entities – $201 and $218)	5,567	5,651
Commitments and contingencies – refer to Note 15
Stockholders' Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 203,407,320 shares issued and 202,553,194 shares outstanding as of December 31, 2024 and 210,676,264 shares issued and 209,987,581 shares outstanding as of December 31, 2023	2	2
Additional paid-in capital	4,063	4,156
Accumulated deficit	(420)	(344)
Total stockholders' equity	3,645	3,814
Noncontrolling interests	(51)	(46)
Total equity	3,594	3,768
TOTAL LIABILITIES AND EQUITY	$9,161	$9,419
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rooms	$1,569	$1,653	$1,559
Food and beverage	688	696	606
Ancillary hotel	256	264	261
Other	86	85	75
Total revenues	2,599	2,698	2,501

Operating expenses
Rooms	419	449	408
Food and beverage	474	501	449
Other departmental and support	605	635	613
Other property	231	241	223
Management fees	125	126	115
Impairment and casualty loss	14	204	6
Depreciation and amortization	257	287	269
Corporate general and administrative	69	65	63
Other	82	83	72
Total expenses	2,276	2,591	2,218

Gain on sale of assets, net	8	15	13
Gain on derecognition of assets	60	221	—

Operating income	391	343	296

Interest income	21	38	13
Interest expense	(214)	(207)	(217)
Interest expense associated with hotels in receivership	(60)	(45)	(30)
Equity in earnings from investments in affiliates	31	11	15
Other (loss) gain, net	(4)	4	96

Income before income taxes	165	144	173
Income tax benefit (expense)	61	(38)	—
Net income	226	106	173
Net income attributable to noncontrolling interests	(14)	(9)	(11)
Net income attributable to stockholders	$212	$97	$162

Earnings per share:
Earnings per share – Basic	$1.02	$0.44	$0.71
Earnings per share – Diluted	$1.01	$0.44	$0.71

Weighted average shares outstanding – Basic	207	214	228
Weighted average shares outstanding – Diluted	209	215	228
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$226	$106	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	287	269
Gain on sales of assets, net	(8)	(15)	(13)
Gain on derecognition of assets	(60)	(221)	—
Impairment loss	12	204	6
Equity in earnings from investments in affiliates	(31)	(11)	(15)
Other loss (gain), net	3	(2)	(90)
Share-based compensation expense	19	18	17
Amortization of deferred financing costs	9	9	10
Distributions from unconsolidated affiliates	8	10	7
Deferred income taxes	(62)	14	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(19)	9	(33)
Prepaid expenses	(10)	(4)	(23)
Other assets	1	18	32
Accounts payable and accrued expenses	76	82	44
Due to hotel managers	7	(10)	30
Other liabilities	4	16	(4)
Other	(3)	(7)	1
Net cash provided by operating activities	429	503	409
Investing Activities:
Capital expenditures for property and equipment	(227)	(285)	(168)
Acquisitions, net	—	(11)	—
Proceeds from asset dispositions, net	31	116	143
Proceeds from the sale of investments in affiliates, net	—	3	101
Reduction of restricted cash from derecognition of assets	—	(30)	—
Distributions from unconsolidated affiliates	37	—	11
Contributions to unconsolidated affiliates	(7)	(10)	—
Net cash (used in) provided by investing activities	(166)	(217)	87
Financing Activities:
Proceeds from issuance of Senior Notes	550	—	—
Repurchase or redemption of Senior Notes	(650)	—	—
Borrowings from credit facilities	200	—	50
Repayments of credit facilities	—	(50)	(78)
Proceeds from issuance of mortgage debt	—	—	30
Repayments of mortgage debt	(22)	(83)	(64)
Debt issuance costs	(11)	(1)	(11)
Dividends paid	(512)	(152)	(7)
Distributions to noncontrolling interests, net	(7)	(7)	(10)
Tax withholdings on share-based compensation	(5)	(2)	(3)
Repurchase of common stock	(116)	(180)	(227)
Net cash used in financing activities	(573)	(475)	(320)
Net (decrease) increase in cash and cash equivalents and restricted cash	(310)	(189)	176
Cash and cash equivalents and restricted cash, beginning of period	750	939	763
Cash and cash equivalents and restricted cash, end of period	$440	$750	$939
For supplemental disclosures, refer to Note 16: "Supplemental Disclosures of Cash Flow Information"
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2021	236	$2	$4,533	$(83)	$(49)	$4,403
Share-based compensation, net	—	—	15	—	—	15
Net income	—	—	—	162	11	173
Dividends and dividend equivalents(1)	—	—	—	(63)	—	(63)
Repurchase of common stock	(12)	—	(227)	—	—	(227)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance as of December 31, 2022	224	2	4,321	16	(48)	4,291
Share-based compensation, net	1	—	15	1	—	16
Net income	—	—	—	97	9	106
Dividends and dividend equivalents(1)	—	—	—	(458)	—	(458)
Repurchase of common stock	(15)	—	(180)	—	—	(180)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Balance as of December 31, 2023	210	2	4,156	(344)	(46)	3,768
Share-based compensation, net	1	—	11	3	—	14
Net income	—	—	—	212	14	226
Dividends and dividend equivalents(1)	—	—	—	(291)	—	(291)
Repurchase of common stock	(8)	—	(116)	—	—	(116)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Reallocation of noncontrolling interests	—	—	12	—	(12)	—
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
____________________________________________________________________________________
(1)Dividends declared per common share were $1.40, $2.15, which included a special cash dividend of $0.77 per common share, and $0.28 for the years ended December 31, 2024, 2023 and 2022, respectively.
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization
Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company” and, exclusive of any subsidiaries, "Park Parent") is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or "Parent") completed the spin-off of a portfolio of premium hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. On September 18, 2019, we acquired Chesapeake Lodging Trust.
We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. We are structured as a traditional umbrella partnership REIT ("UPREIT"). Park Parent is the managing member of our Operating Company, and PK Domestic REIT Inc., a direct subsidiary of Park Parent, is a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.
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
We evaluate the carrying value of our property and equipment if there are indicators of potential impairment. We perform an analysis to determine the recoverability of the asset’s carrying value by comparing the expected undiscounted future cash flows to the net book value of the asset. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset, the excess of the net book value over the estimated fair value is recorded in our consolidated statements of operations within impairment losses. Fair value is generally estimated using valuation techniques that consider the discounted cash flows of the asset using discount and capitalization rates deemed reasonable for the type of asset, as well as prevailing market conditions, appraisals, recent similar transactions in the market and, if appropriate and available, current estimated net sales proceeds from pending offers.
If sufficient information exists to reasonably estimate the fair value of a conditional asset retirement obligation, including environmental remediation liabilities, we recognize the fair value of the obligation when the obligation is incurred, which is generally upon acquisition, construction or development and/or through the normal operation of the asset.
Assets Held for Sale
We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net income in subsequent periods as any relevant conditions requiring deferral are satisfied.
Investments in Affiliates
The consolidated financial statements include entities in which we have a controlling financial interest, including VIEs where we are the primary beneficiary. The determination of a controlling financial interest is based upon the terms of the governing agreements of the respective entities, including the evaluation of rights held by other interests. If the entity is considered to be a VIE, we determine whether we are the primary beneficiary, and then consolidate those VIEs for which we have determined we are the primary beneficiary. If the entity in which we hold an interest does not meet the definition of a VIE, we evaluate whether we have a controlling financial interest through our voting interests in the entity. We consolidate entities when we own more than 50 percent of the voting shares of a company or otherwise have a controlling financial interest. References in these financial statements to net income attributable to stockholders do not include non-controlling interests, which represent the outside ownership interests of our consolidated, non-wholly owned entities and are reported separately.
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
Our proportionate share of earnings (losses) from our equity method investments is presented as equity in earnings from investments in affiliates in our consolidated statements of operations. Distributions from investments in affiliates are presented as an operating activity in our consolidated statements of cash flows when such distributions are a return on investment. Distributions from investments in affiliates are recorded as an investing activity in our consolidated statements of cash flows when such distributions are a return of investment.
We assess the recoverability of our equity method investments if there are indicators of potential impairment. If an identified event or change in circumstances requires an evaluation to determine if an investment may have an other-than-temporary impairment, we assess the fair value of the investment based on accepted valuation methodologies, which include discounted cash flows, estimates of sales proceeds and external appraisals. If an investment’s fair value is below its carrying value and the decline is considered to be other-than-temporary, we will recognize an impairment loss in equity in earnings from investments in affiliates in our consolidated statements of operations.
Non-controlling Interests
We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in net income in our consolidated statements of operations.
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
We review all finite lived intangible assets for impairment when circumstances indicate that their carrying amounts may not be recoverable. If the carrying value of an asset group is not recoverable, we recognize an impairment loss for the excess of the carrying value over the fair value in our consolidated statements of operations.
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
Revenue Recognition
Our results of operations primarily consist of room rentals, food and beverage sales and other ancillary goods and services from hotel properties. Other revenues primarily relate to support services we provide to Hilton Grand Vacations (“HGV”). Hotel operating revenues are disaggregated into room revenue, food and beverage revenue, ancillary hotel revenue and other revenue on the consolidated statements of operations to illustrate how economic factors affect the nature, amount and timing, and uncertainty of revenue and cash flows. Rooms revenue is recognized over time when rooms are occupied and food and beverage revenue is recognized at a point in time when goods and services have been delivered or rendered. Ancillary hotel revenue and other revenue is generally recognized at a point in time as goods and services are delivered or rendered.
We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price. If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheets. Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2024 and 2023 was $120 million and $107 million, respectively, and are generally recognized as revenue within a one-year period. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of operations.
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
Income Taxes
We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 related to our REIT activities other than taxes related to our sale of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017). We will remain subject to California income tax on taxable sales of built-in-gain property until January 2027. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances income tax disclosures, including disclosures about the existing rate reconciliation and income taxes paid information. We expect to adopt ASU 2023-09 when the requirements become effective for the year-ended December 31, 2025. ASU 2023-09 is required to be adopted on a prospective basis, but retrospective adoption is permitted. We are currently evaluating the effect that ASU 2023-09 will have on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 ("ASU 2024-03"), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which adds guidance on providing qualitative and quantitative disclosures about certain costs and expenses. Although early adoption is permitted, we expect to adopt ASU-2024 03 on a prospective basis when the requirements become effective for the year ended December 31, 2027. We are currently evaluating the effect that ASU 2024-03 will have on our consolidated financial statements.
Accounting Standards Adopted
In November 2023, the FASB issued ASU No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which enhances segment disclosures, including disclosures about significant segment expenses. We adopted this ASU on a retrospective basis for the year-ended December 31, 2024. We have added incremental disclosures identifying the title and position of the chief operating decision maker (“CODM”) and how the CODM uses our reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, as well as incremental disclosures about our significant expenses for our only reportable segment . Refer to Note 14: "Business Segment Information" for additional information.

Note 3: Acquisitions and Dispositions
Acquisitions
During the year ended December 31, 2023, we acquired two parcels of land, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for a purchase price of approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.
Dispositions
In December 2024, the consolidated joint venture that owned the DoubleTree Hotel Spokane City Center sold the hotel for gross proceeds of approximately $35 million. Proceeds were used to repay the $14 million mortgage loan secured by the hotel, and after paying customary closing expenses, our pro-rata share of the remaining net proceeds was approximately $10 million and will be used for general corporate purposes. We recognized a gain of approximately $8 million, which is included in gain on sale of assets, net in our consolidated statements of operations.
In July 2024, the unconsolidated joint venture that owned and operated the Hilton La Jolla Torrey Pines sold the hotel for gross proceeds of approximately $165 million, and our pro-rata share of the gross proceeds was approximately $41 million, which was reduced by our portion of debt of approximately $17 million. We recognized a gain of approximately $19 million, which is included in equity in earnings from investments in affiliates in our consolidated statements of operations.
Additionally, in August 2024, we permanently closed the Hilton Oakland Airport and subsequently terminated its ground lease, returning the property to the ground lessor.
In February 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118.25 million. We recognized a net gain of approximately $15 million, which is included in gain on sale of assets, net in our consolidated statements of operations.
Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other (loss) gain, net in our consolidated statements of operations.
During the year ended December 31, 2022, we sold the five consolidated hotels listed in the table below and received total gross proceeds of approximately $149 million. We recognized a net gain of approximately $15 million, which is included in gain on sale of assets, net in our consolidated statements of operations.

Hotel	Location	Month Sold
Hampton Inn & Suites Memphis – Shady Grove	Memphis, Tennessee	April 2022
Hilton Chicago/Oak Brook Suites	Chicago, Illinois	May 2022
Homewood Suites by Hilton Seattle Convention Center Pike Street	Seattle, Washington	June 2022
Hilton Garden Inn Chicago/Oakbrook Terrace	Chicago, Illinois	July 2022
Hilton Garden Inn LAX/El Segundo	El Segundo, California	September 2022
In June 2022, we sold our ownership interests in the joint ventures that owned and operated the Hilton San Diego Bayfront for gross proceeds of $157 million. Our gross proceeds were reduced by $55 million for our share of the mortgage debt in the joint venture. We recognized a gain of approximately $92 million, net of selling costs, which is included in other (loss) gain, net in our consolidated statements of operations. Additionally, in October 2022, the joint ventures that owned and operated the DoubleTree Hotel Las Vegas Airport sold the hotel for gross proceeds of approximately $22 million, and our pro-rata share of the gross proceeds was approximately $11 million. We recognized a gain of approximately $9 million, which is included in equity in earnings from investments in affiliates in our consolidated statements of operations.

Note 4: Property and Equipment
Property and equipment were:

	December 31,
	2024	2023

	(in millions)
Land	$3,018	$2,990
Buildings and leasehold improvements	5,989	5,814
Furniture and equipment	1,023	947
Construction-in-progress	152	341
	10,182	10,092
Accumulated depreciation	(2,784)	(2,633)
	$7,398	$7,459
Depreciation of property and equipment was $256 million, $286 million and $268 million during the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, we recognized impairment losses of approximately $12 million related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 8: "Fair Value Measurements" for additional information.
For the year ended December 31, 2023, we recognized an impairment loss of approximately $202 million related to one of the hotels securing our $725 million non-recourse CMBS loan ("SF Mortgage Loan") as a result of a decision to cease making debt service payments. In October 2023, the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the "Hilton San Francisco Hotels") that secure the SF Mortgage Loan were placed into receivership. Refer to Note 7: "Debt" and Note 8: "Fair Value Measurements" for additional information.
Note 5: Consolidated Variable Interest Entities ("VIEs") and Investments in Affiliates
Consolidated VIEs
As of December 31, 2024, we consolidate VIEs that own two hotels in the U.S. In December 2024, the consolidated joint venture that owned the DoubleTree Hotel Spokane City Center sold the hotel. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our consolidated balance sheets include the following assets and liabilities of these entities:

	December 31,
	2024	2023
	(in millions)
Property and equipment, net	$181	$209
Cash and cash equivalents	34	17
Restricted cash	2	2
Accounts receivable, net	3	5
Prepaid expenses	3	3
Debt	186	202
Accounts payable and accrued expenses	10	11
Due to hotel manager	3	2
Other liabilities	2	3

Unconsolidated Entities
As of December 31, 2024, three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. In July 2024, the joint ventures that owned and operated the Hilton La Jolla Torrey Pines sold the hotel. These hotels are accounted for using the equity method and had total debt of approximately $685 million and $702 million as of December 31, 2024 and 2023, respectively. Substantially all the debt is secured solely by the affiliates' assets or is guaranteed by other partners without recourse to us.
Note 6: Intangibles
Intangible assets were:

	December 31,
	2024	2023
	(in millions)
Air rights contract	45	45
Other	3	4
Accumulated amortization	(7)	(7)
	$41	$42
As of December 31, 2024, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2025	$1
2026	1
2027	1
2028	1
2029	1
Thereafter	36
$41

Note 7: Debt
Debt balances and associated interest rates as of December 31, 2024 were:

			Principal balance as of
	Interest Rate at December 31, 2024	Maturity Date	December 31, 2024	December 31, 2023

			(in millions)
HHV Mortgage Loan	4.20%	November 2026	$1,275	$1,275
Other mortgage loans(1)	Average rate of 4.40%	2025 to 2027(2)	364	385
Revolver(3)	SOFR + 1.80%(4)	December 2026	—	—
2024 Term Loan	SOFR + 1.75%(4)	May 2027	200	—
2025 Senior Notes	7.50%	June 2025	—	650
2028 Senior Notes	5.88%	October 2028	725	725
2029 Senior Notes	4.88%	May 2029	750	750
2030 Senior Notes	7.00%	February 2030	550	—
Finance lease obligations	7.04%	2025 to 2028	1	1
			3,865	3,786
Add: unamortized premium			—	1
Less: unamortized deferred financing costs and discount			(24)	(22)
			$3,841	$3,765
____________________________________________________________________________________
(1)In December 2024, the $14 million mortgage loan secured by the DoubleTree Hotel Spokane City Center was fully repaid when the hotel was sold.
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months of notice. As of December 31, 2024, Park had not received notice from the lender.
(3)Our revolving credit facility ("Revolver") permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of December 31, 2024, we had approximately $4 million outstanding on a standby letter of credit and $946 million of available capacity under our Revolver. In January 2025, the standby letter of credit was cancelled, increasing the available capacity under our Revolver to $950 million.
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
Our other mortgage loans all bear interest at fixed-rates. Certain of our mortgage loans require interest-only loan payments through their respective maturity dates, and the remaining mortgage loans require payments of both principal and interest on a monthly basis.
Credit Facilities
2016 Term Loan and Revolver
In December 2016, we entered into a credit agreement (“Original Credit Agreement”) with Wells Fargo Bank, National Association as administrative agent, and certain other financial institutions party thereto as lenders. In December 2022, we amended and restated the Original Credit Agreement ("Credit Agreement"). The Credit Agreement provides aggregate commitments of $950 million for the Revolver, which can be increased by up to $500 million with lender approval, and matures on December 1, 2026, with the ability to extend its maturity by one year as (i) a one-year extension or (ii) two six-month extensions. Borrowings under the Revolver bear interest based upon the secured overnight financing rate ("SOFR") plus a credit spread adjustment of 0.1%, plus an applicable margin based on our leverage ratio. We incur an unused facility fee on the Revolver of between 0.2% and 0.3%, based on our level of usage. The Credit Agreement also contains certain financial covenants including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio. The Credit Agreement allows us to conduct share repurchases, subject to compliance with the financial covenants, and released all collateral securing the Revolver and Senior Notes. The Credit Agreement restricts activities of the Company, including our ability to grant liens on certain properties, mergers, affiliate transactions, asset sales and the payment of dividends and distributions (except to the extent required to maintain REIT status and certain other agreed exceptions). Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount. As of December 31, 2024, we had approximately $4 million outstanding on a standby letter of credit, which was cancelled in January 2025.
2024 Term Loan
In May 2024, the Company, our Operating Company and PK Domestic Property LLC ("PK Domestic") amended the Credit Agreement to include a new $200 million senior unsecured term loan ("2024 Term Loan") with a scheduled maturity date of May 14, 2027. Borrowings under the 2024 Term Loan bear interest based upon SOFR plus a credit spread adjustment of 0.1%, plus an applicable margin based on our leverage ratio. As of December 31, 2024, our all-in interest rate was 6.21%. We capitalized $2 million of financing fees incurred during the year ended December 31, 2024.
The amendment did not amend or modify existing financial maintenance covenants or other terms and provisions under our existing credit agreement, except to provide that income, value and debt of the Hilton San Francisco Hotels be excluded from the calculations of our leverage ratio, the fixed charge coverage ratio and the secured leverage ratio under the existing credit agreement.
Senior Notes
2025 Senior Notes
In May 2020, our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 ("2025 Senior Notes"), which bore interest at a rate of 7.500% per annum. In May 2024, all of the 2025 Senior Notes were repurchased or redeemed using the proceeds from the $550 million of senior notes due in 2030 ("2030 Senior Notes") and the 2024 Term Loan.
2028 Senior Notes
In September 2020, our Operating Company, PK Domestic LLC and the PK Finance issued an aggregate of $725 million of senior notes due 2028 ("2028 Senior Notes"). The 2028 Senior Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2021.
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

2030 Senior Notes
In May 2024, our Operating Company, PK Domestic and PK Finance issued an aggregate of $550 million of 2030 Senior Notes. Net proceeds from the 2030 Senior Notes and the 2024 Term Loan were used to repurchase or redeem all of the 2025 Senior Notes, and the remainder was used for general corporate purposes. The 2030 Senior Notes bear interest at a rate of 7.000% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2025. The 2030 Senior Notes will mature on February 1, 2030. We capitalized approximately $9 million of issuance costs during the year ended December 31, 2024.
We may redeem the 2030 Senior Notes, in whole or in part, at the applicable redemption prices set forth in the indenture. On or after August 1, 2028, we may redeem the 2030 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Indentures
The 2028 Senior Notes, 2029 Senior Notes and 2030 Senior Notes (collectively, the “Senior Notes”) are guaranteed by Park Parent, PK Domestic REIT Inc., and by the subsidiaries of our Operating Company that also guarantee indebtedness under our credit facility. The guarantees are full and unconditional and joint and several. The indentures governing the Senior Notes contain customary covenants that limit the issuers’ ability and, in certain instances, the ability of the issuers’ subsidiaries, to borrow money, create liens on assets, make distributions and pay dividends on or redeem or repurchase stock, make certain types of investments, sell stock in certain subsidiaries, enter into agreements that restrict dividends or other payments from subsidiaries, enter into transactions with affiliates, issue guarantees of indebtedness, and sell assets or merge with other companies. These covenants are subject to a number of exceptions and qualifications, including the ability to declare or pay any cash dividend or make any cash distribution to us to the extent necessary for us to fund a dividend or distribution by us that we believe is necessary to maintain our status as a REIT or to avoid payment of any tax for any calendar year that could be avoided by reason of such distribution, and the ability to make certain restricted payments not to exceed $100 million, plus 95% of our cumulative Funds From Operations (as defined in the indentures), plus the aggregate net proceeds from (i) the sale of certain equity interests in, (ii) capital contributions to, and (iii) certain convertible indebtedness of the Operating Company. In addition, the indentures require our Operating Company to maintain total unencumbered assets as of each fiscal quarter of at least 150% of total unsecured indebtedness, in each case calculated on a consolidated basis.
Debt Maturities
The contractual maturities of our debt, excluding the SF Mortgage Loan secured by the Hilton San Francisco Hotels and assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2024 were:

Year	(in millions)
2025	$60
2026	1,550
2027	230
2028	725
2029	750
Thereafter	550
$3,865
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the hotels and, until no later than March 31, 2025, has the ability to sell the hotels. The court order contemplates that the receivership will end with a non-judicial foreclosure by July 15, 2025, if the hotels are not sold within the predetermined sale period.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels and, accordingly, recognized a gain of $221 million for the year ended December 31, 2023, which is included in gain on derecognition of assets in our consolidated statements of operations. For the year ended December 31, 2024, we recognized a gain of $60 million representing accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset on our consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of December 31, 2024 and 2023, the contract asset on our consolidated balance sheets was $820 million and $760 million, respectively. The $725 million SF Mortgage Loan will remain a liability until final resolution with the lender is concluded, and thus is included in debt associated with hotels in receivership on our consolidated balance sheets.
Note 8: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2024		December 31, 2023
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,212	$1,275	$1,195
Other mortgage loans	3	364	349	385	365
2024 Term Loan	3	200	199	—	—
2025 Senior Notes	1	—	—	650	652
2028 Senior Notes	1	725	712	725	713
2029 Senior Notes	1	750	706	750	702
2030 Senior Notes	1	550	559	—	—
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both December 31, 2024 and 2023 and categorized as Level 3 of the fair value hierarchy, was $718 million as of both December 31, 2024 and 2023. Refer to Note 7: "Debt" for additional information.

During the year ended December 31, 2024, we recognized impairment losses related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. During the year ended December 31, 2023, we recognized an impairment loss related to one of our hotels and in October 2023, that hotel, along with the other hotel securing our SF Mortgage Loan, were placed into receivership. Refer to Note 7: "Debt" for additional information. The estimated fair value of the assets that were measured on a nonrecurring basis were:

	December 31, 2024		December 31, 2023
	Fair Value	Impairment Loss	Fair Value	Impairment Loss
	(in millions)		(in millions)
Property and equipment(1)	$2	$12	$234	$202
Total	$2	$12	$234	$202
____________________________________________________________________________________
(1)We estimated fair value of the assets during the year ended December 31, 2024, using a discounted cash flow analysis, with an estimated stabilized growth rate range of 2% to 3%, a discounted cash flow term of 10 years and a discount rate ranging from 17.0% to 20.0%. We estimated fair value of the asset during the year ended December 31, 2023, using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 6.3% and discount rate of 9.5%. The discount and terminal capitalization rates used for the fair values of the assets reflected the risk profile of the markets where the properties are located. Fair value as of both December 31, 2024 and 2023 were measured using significant unobservable inputs (Level 3).
Note 9: Leases
We lease hotel properties, land and equipment under operating and financing leases. We are subject to ground leases on 12 of our consolidated properties as well as a lease for our corporate office. Our leases expire, including options under lessor control, at various dates through 2083, with varying renewal options, and the majority expire before 2031.
Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.
The future minimum rent payments under our current leases, due in each of the next five years and thereafter as of December 31, 2024, were:

Operating Leases
Year	(in millions)
2025	$27
2026	23
2027	23
2028	23
2029	22
Thereafter	308
Total minimum rent payments	426
Less: imputed interest	201
Total operating lease liabilities	$225
As of December 31, 2024 and 2023, the weighted average remaining operating lease term was 24.6 years and 26.0 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities was 5.7% as of both December 31, 2024 and 2023.

The components of rent expense, which are primarily included in other property expenses in our consolidated statements of operations, as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022

	(in millions)
Operating lease expense	$23	$23	$28
Variable lease expense	16	16	13
Operating cash flows for operating leases	24	24	29
Operating lease right-of-use asset reassessments(1)	16	—	(4)
____________________________________________________________________________________
(1)For the year ended December 31, 2024, amount represents an increase to our right-of-use assets and lease liability due to changes in lease term as well as discount rate upon lease remeasurements. For the year ended December 31, 2022, amount represents a reduction to our right-of-use assets and lease liability due to a change in discount rate upon a lease remeasurement.
Note 10: Income Taxes
We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2024, 2023 and 2022 related to our REIT activities other than taxes related to our sale of built-in gain property. Our TRSs are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
The components of our (benefit) provision for income taxes were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current:
U.S. Federal	$5	$5	$1
State	(4)	19	1
Total current	1	24	2
Deferred:
U.S. Federal	(43)	4	—
State	(19)	10	(2)
Total deferred	(62)	14	(2)
Total (benefit) provision for income taxes	$(61)	$38	$—

Reconciliations of our tax provision at the U.S. statutory rate to the (benefit) provision for income taxes were:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Statutory U.S. federal income tax provision	$35	$30	$36
State income taxes, net of U.S. federal tax benefit	(6)	29	1
Change in deferred tax asset valuation allowance	(54)	—	4
REIT income not subject to tax	(24)	(23)	(39)
Derecognition and remeasurement of deferred taxes	(14)	—	(2)
Other	2	2	—
(Benefit) provision for income taxes	$(61)	$38	$—
Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2024	2023
	(in millions)
Deferred income tax assets(1)	$39	$1
Deferred income tax liabilities(2)	—	(24)
Net deferred tax asset (liability)	$39	$(23)
____________________________________________________________________________________
(1)Included within other assets in our consolidated balance sheets, net of valuation allowance.
(2)Included within other liabilities in our consolidated balance sheets.
The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax balances were:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$45	$49
Investments	6	5
Interest expense limitation	3	4
Other	4	7
Total gross deferred tax assets	58	65
Less: valuation allowance	(5)	(59)
Deferred tax assets	53	6
Deferred tax liabilities:
Property and equipment	—	(16)
Investments	(13)	(10)
Accrued compensation	—	(2)
Other	(1)	(1)
Deferred tax liabilities	(14)	(29)
Net deferred tax asset (liability)	$39	$(23)
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $670 million, which resulted in deferred tax assets of $45 million. Our U.S. federal net operating loss carryforwards of approximately $266 million are not subject to expiration.

We have U.S. state net operating loss carryforwards of approximately $404 million, certain of which will begin to expire in 2030.
The cash distributions to stockholders in 2024, 2023 and 2022 are characterized, for U.S. federal income tax purposes, as follows:

	Year Ended December 31,
	2024	2023	2022
Common distributions (per share):
Ordinary dividends(1)	$1.285731	$0.000000	$0.000000
Capital gain distributions(2)	0.114269	2.150000	0.280000
____________________________________________________________________________________
(1)For the year ended December 31, 2024, the ordinary dividends include qualified dividends of $0.292918.
(2)Capital gain distribution disclosure pursuant to Treasury Regulation §1.1061-6(c). The following additional information relates to the capital gain distributions for calendar years 2024, 2023 and 2022, as reported on Park Hotels & Resorts Inc. Form 1099-DIV, Box 2a. For purposes of Internal Revenue Code Section 1061, which is generally applicable to direct and indirect holders of “applicable partnership interests”: (i) the “One Year Amounts” are $0.000000 per share, and (ii) the “Three Year Amounts” are $0.000000 per share, with respect to the 2024, 2023 and 2022 capital gain distributions.
Note 11: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”) both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of December 31, 2024, 6,670,858 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 950,000 shares of our common stock may be issued, and as of December 31, 2024, 143,583 shares of common stock remain available for future issuance. For the years ended December 31, 2024, 2023 and 2022, we recognized $19 million, $18 million and $17 million of share-based compensation expense, respectively. As of December 31, 2024, unrecognized compensation expense was $19 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2024, 2023 and 2022 was $14 million, $7 million and $7 million, respectively.

Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	789,322	$22.52
Granted	471,614	18.16
Vested	(378,605)	22.51
Forfeited	(38,485)	20.28
Unvested at December 31, 2022	843,846	20.19
Granted	696,356	13.45
Vested	(539,133)	20.39
Forfeited	(18,484)	15.52
Unvested at December 31, 2023	982,585	15.40
Granted	629,151	16.17
Vested	(548,947)	15.79
Forfeited	(53,118)	15.47
Unvested at December 31, 2024	1,009,671	$15.66
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
Additionally, in November 2020, we granted special awards with vesting of these awards subject to the achievement of eight increasing levels of our average closing sales price per share, from $11.00 to $25.00, over a consecutive 20 trading day period (“Share Price Target”). One-eighth of PSUs vested at each date a Share Price Target was achieved, and at the end of the performance period in November 2024, six of the eight Share Price Targets were achieved (or 75% of the awards granted were vested), while the remaining two Share Price Targets were not achieved and the associated PSUs were forfeited.

The following table provides a summary of PSUs for the years ended December 31, 2024, 2023 and 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	972,074	$22.59
Granted	393,225	21.93
Forfeited	(166,974)	34.47
Unvested at December 31, 2022	1,198,325	20.71
Granted	590,805	19.96
Forfeited	(261,554)	24.80
Unvested at December 31, 2023	1,527,576	19.72
Granted	592,132	17.75
Vested	(337,283)	26.99
Forfeited	(265,854)	7.78
Unvested at December 31, 2024	1,516,571	$19.43
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility(1)	36.0%	48.0%	57.5%
Dividend yield(2)	—	—	—
Risk-free rate(3)	4.5%	4.3%	1.7%
Expected term	3 years	3 years	3 years
____________________________________________________________________________________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of Park’s stock price for a period that corresponds to the expected terms of the PSUs.
(2)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the PSUs at the date of each grant.

Note 12: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per share amounts)
Numerator:
Net income attributable to stockholders	$212	$97	$162
Earnings attributable to participating securities	(1)	(2)	—
Net income attributable to stockholders, net of earnings allocated to participating securities	$211	$95	$162
Denominator:
Weighted average shares outstanding – basic	207	214	228
Unvested restricted shares	2	1	—
Weighted average shares outstanding – diluted	209	215	228

Earnings per share – Basic(1)	$1.02	$0.44	$0.71
Earnings per share – Diluted(1)	$1.01	$0.44	$0.71
____________________________________________________________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2024, 2023 and 2022 because their effect would have been anti-dilutive.
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
We also have franchise agreements for seven hotels. The franchise agreements have an initial term of 10 to 20 years and cannot be extended without the franchisor’s consent.
Marketing Fees
Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $45 million, $47 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in other departmental and support expense in our consolidated statements of operations.

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
Note 14: Business Segment Information
As of December 31, 2024, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels operating segment is our only reportable segment. Our CODM, who is our chief executive officer, evaluates our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM's analysis:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and Hotel Adjusted EBITDA reconciled to net income:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Revenues:
Total revenues	$2,599	$2,698	$2,501
Less: Other revenues	(86)	(85)	(75)
Total segment revenues	2,513	2,613	2,426

Less:
Rooms expense	419	449	408
Food and beverage expense	474	501	449
Other departmental and support expense	605	635	613
Management fees	122	125	115
Other property segment expenses(1)	210	217	211
Total segment expenses	1,830	1,927	1,796

Hotel Adjusted EBITDA	683	686	630
Other revenues	86	85	75
Depreciation and amortization expense	(257)	(287)	(269)
Corporate general and administrative expense	(69)	(65)	(63)
Impairment and casualty loss	(14)	(204)	(6)
Other operating expenses	(82)	(83)	(72)
Gain on sales of assets, net	8	15	13
Gain on derecognition of assets	60	221	—
Interest income	21	38	13
Interest expense	(214)	(207)	(217)
Interest expense associated with hotels in receivership	(60)	(45)	(30)
Equity in earnings from investments in affiliates(2)	31	11	15
Income tax benefit (expense)	61	(38)	—
Other (loss) gain, net	(4)	4	96
Other items	(24)	(25)	(12)
Net income	$226	$106	$173
____________________________________________________________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.
(2)For the year ended December 31, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines.

The following table presents total assets for our consolidated hotels, reconciled to total assets:

	December 31,
	2024	2023

	(in millions)
Consolidated hotels	$9,153	$9,406
All other	8	13
Total assets	$9,161	$9,419
Note 15: Commitments and Contingencies
As of December 31, 2024, we had outstanding commitments under third-party contracts of approximately $95 million for capital expenditures at our properties, of which $25 million relates to guestroom and lobby renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $15 million relates to guestroom renovations at the Hilton New Orleans Riverside and $13 million relates to guestroom and lobby renovations at the Hilton Waikoloa Village. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of December 31, 2024 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.
Additionally, as of December 31, 2024, Hilton remains subject to U.S. federal income tax examinations from 2011 through 2017, the year of our spin-off. Various income tax returns for Hilton filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.
Note 16: Supplemental Disclosures of Cash Flow Information
Interest paid during the years ended December 31, 2024, 2023 and 2022 was $185 million, $215 million and $245 million, respectively.
We paid $15 million, $7 million and $7 million in income taxes during the years ended December 31, 2024, 2023 and 2022, respectively.
Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $37 million, $37 million and $33 million as of December 31, 2024, 2023 and 2022, respectively.
The following non-cash financing activity was excluded from the consolidated statements of cash flows:
During the year ended December 31, 2024:
•We declared $131 million of dividends that were unpaid and accrued as of December 31, 2024.
During the year ended December 31, 2023:
•We declared $355 million of dividends that were unpaid and accrued as of December 31, 2023.

During the year ended December 31, 2022:
•We declared $56 million of dividends that were unpaid and accrued as of December 31, 2022.
Note 17: Subsequent Events
In January 2025, we repurchased 1.4 million shares of our common stock for a total purchase price of $20 million.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2024

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(2)	Life Upon Which Depreciation is Computed
Caribe Hilton	$—	$38	$56	$7	$87	$40	$113	$35	$188	$(66)	1949	10/24/2007	3	-	40 years
DoubleTree Hotel Durango	—	—	—	2	6	—	2	6	8	(6)	1985	10/24/2007	3	-	40 years
DoubleTree Hotel Ontario Airport	30	14	58	3	21	13	64	19	96	(45)	1974	10/24/2007	3	-	40 years
DoubleTree Hotel San Diego – Mission Valley	—	—	—	2	18	—	10	10	20	(15)	1989	10/24/2007	3	-	40 years
DoubleTree Hotel San Jose	—	15	67	5	25	15	82	15	112	(48)	1980	10/24/2007	3	-	40 years
DoubleTree Hotel Seattle Airport	—	—	—	11	(3)	1	5	2	8	—	1969	10/24/2007	3	-	40 years
DoubleTree Hotel Sonoma Wine Country	—	—	—	4	12	—	6	10	16	(12)	1977	10/24/2007	3	-	40 years
Embassy Suites Austin Downtown South Congress	—	—	45	2	19	—	58	8	66	(45)	1983	10/24/2007	3	-	40 years
Hilton Boston Logan Airport	—	—	108	6	32	—	131	15	146	(65)	1999	10/24/2007	3	-	40 years
Hilton Chicago	—	69	233	12	202	71	385	60	516	(202)	1927	10/24/2007	3	-	40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275	925	807	17	500	984	1,132	133	2,249	(575)	1961	10/24/2007	3	-	40 years
Hilton McLean Tysons Corner	—	50	82	3	(9)	23	58	45	126	(71)	1987	10/24/2007	3	-	40 years
Hilton New Orleans Riverside	—	89	217	3	133	90	283	69	442	(162)	1977	10/24/2007	3	-	40 years
Hilton Salt Lake City Center	—	—	—	10	21	—	9	22	31	(25)	2002	10/24/2007	3	-	40 years
Hilton Santa Barbara Beachfront Resort	156	71	50	2	54	71	81	25	177	(48)	1986	10/24/2007	3	-	40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	17	—	81	9	90	(46)	1961	10/24/2007	3	-	40 years
Hilton Short Hills	—	59	54	3	(91)	13	10	2	25	(3)	1988	10/24/2007	3	-	40 years
Hilton Waikoloa Village	—	160	340	25	(22)	112	328	63	503	(193)	1988	10/24/2007	3	-	40 years
New York Hilton Midtown	—	1,096	542	13	151	1,043	665	94	1,802	(348)	1963	10/24/2007	3	-	40 years
DoubleTree Hotel Washington DC – Crystal City	—	43	95	2	52	43	128	21	192	(77)	1982	12/14/2007	3	-	40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	41	—	156	32	188	(85)	1983	8/30/2010	3	-	40 years
Embassy Suites Kansas City – Plaza	—	—	26	1	5	—	29	3	32	(27)	1973	7/25/2014	3	-	40 years
Signia by Hilton Orlando Bonnet Creek	—	15	377	31	128	31	463	57	551	(130)	2009	2/12/2015	3	-	40 years
Waldorf Astoria Orlando	—	34	274	29	77	48	312	54	414	(98)	2009	2/12/2015	3	-	40 years
Casa Marina Key West, Curio Collection	—	164	174	9	52	169	198	32	399	(47)	1920	2/17/2015	3	-	40 years
The Reach Key West, Curio Collection	—	57	67	3	22	57	82	10	149	(27)	1970	2/17/2015	3	-	40 years
Juniper Hotel Cupertino, Curio Collection	—	40	64	8	2	40	65	9	114	(23)	1973	6/2/2015	3	-	40 years
Boston Marriott Newton	—	24	74	15	3	24	76	16	116	(25)	1969	9/18/2019	3	-	40 years

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2024

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building & Improvements(1)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(2)	Life Upon Which Depreciation is Computed
Hilton Checkers Los Angeles	$—	$19	$44	$7	$3	$19	$46	$8	$73	$(11)	1927	9/18/2019	3	-	40 years
Hilton Denver City Center	53	14	163	21	4	14	165	23	202	(40)	1982	9/18/2019	3	-	40 years
Hyatt Centric Fisherman’s Wharf	—	33	122	11	7	33	126	14	173	(28)	1990	9/18/2019	3	-	40 years
Hyatt Regency Boston	125	—	177	14	4	—	180	15	195	(37)	1985	9/18/2019	3	-	40 years
Hyatt Regency Mission Bay Spa and Marina	—	5	118	15	7	6	121	18	145	(33)	1961	9/18/2019	3	-	40 years
JW Marriott San Francisco Union Square	—	—	191	13	7	—	198	13	211	(37)	1987	9/18/2019	3	-	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—	16	139	12	15	16	150	16	182	(32)	1926	9/18/2019	3	-	40 years
The Midland Hotel, a Tribute Portfolio Hotel(3)	—	20	76	14	7	20	81	16	117	(21)	1928	9/18/2019	3	-	40 years
The Wade(4)	—	22	58	8	4	22	60	10	92	(18)	1965	9/18/2019	3	-	40 years
Total	$1,639	$3,092	$5,105	$356	$1,613	$3,018	$6,139	$1,009	$10,166	$(2,771)
___________________________________________________________________________________
(1)Includes amounts classified as construction-in-progress.
(2)On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. following the completion of the Blackstone Merger.
(3)In January 2025, the W Chicago – City Center was converted to The Midland Hotel, a Tribute Portfolio Hotel.
(4)In February 2025, the W Chicago – Lakeshore was converted to The Wade.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation—(continued)
(Dollars in millions)
December 31, 2024
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$10,075	$11,008	$11,010
Additions during period:
Capital expenditures	227	307	188
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(136)	(199)	(190)
Derecognition of assets(1)	—	(1,041)	—
Balance at end of period	$10,166	$10,075	$11,008
____________________________________________________________________________________
(1)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(B)The change in accumulated depreciation for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$2,620	$2,712	$2,504
Additions during period:
Depreciation expense	255	254	267
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(104)	(68)	(59)
Derecognition of assets(1)	—	(278)	—
Balance at end of period	$2,771	$2,620	$2,712
____________________________________________________________________________________
(1)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels.
(C)The aggregate cost of real estate for U.S. federal income tax purposes is approximately $5,807 billion as of December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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

4.10
Indenture, dated as of May 16, 2024, among Park Intermediate Holdings LLC, PK Domestic Property LLC, PK Finance Co-Issuer Inc., Park Hotels & Resorts Inc., PK Domestic REIT Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on May 16, 2024).

10.1
Tax Matters Agreement, dated as of January 2, 2017, by and among Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and Hilton Domestic Operating Company Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on January 4, 2017).

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

10.26	Form of CEO PSU Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.27	Form of Executive PSU Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on November 10, 2020). †

10.28
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

19*	Park Hotels and Resorts Inc. Insider Trading Policy (Effective as of February 13, 2025).

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

97.1
Park Hotels and Resorts Inc. Incentive Compensation Clawback Policy (Effective as of October 2, 2023) (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K, filed on February 28, 2024). †

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

Park Hotels & Resorts Inc.

Date: February 20, 2025	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2025
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 20, 2025
Patricia M. Bedient

/s/ Thomas D. Eckert	Director	February 20, 2025
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 20, 2025
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 20, 2025
Christie B. Kelly

/s/ Terri D. McClements	Director	February 20, 2025
Terri D. McClements

/s/ Thomas A. Natelli	Director	February 20, 2025
Thomas A. Natelli

/s/ Timothy J. Naughton	Director	February 20, 2025
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 20, 2025
Stephen I. Sadove