Form 10-Q
period 2025-03-31
Park Hotels & Resorts Inc.
filed 2025-05-05
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on April 30, 2025 was 199,892,323.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Property and equipment, net	$7,317	$7,398
Contract asset	836	820
Intangibles, net	41	41
Cash and cash equivalents	233	402
Restricted cash	27	38
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	125	131
Prepaid expenses	66	69
Other assets	70	71
Operating lease right-of-use assets	186	191
TOTAL ASSETS (variable interest entities – $208 and $223)	$8,901	$9,161
LIABILITIES AND EQUITY
Liabilities
Debt	$3,841	$3,841
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	111	95
Accounts payable and accrued expenses	212	226
Dividends payable	54	138
Due to hotel managers	110	138
Other liabilities	190	179
Operating lease liabilities	222	225
Total liabilities (variable interest entities – $200 and $201)	5,465	5,567
Commitments and contingencies – refer to Note 10
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 200,815,720 shares issued and 199,782,608 shares outstanding as of March 31, 2025 and 203,407,320 shares issued and 202,553,194 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	4,017	4,063
Accumulated deficit	(525)	(420)
Total stockholders’ equity	3,494	3,645
Noncontrolling interests	(58)	(51)
Total equity	3,436	3,594
TOTAL LIABILITIES AND EQUITY	$8,901	$9,161
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rooms	$363	$374
Food and beverage	182	182
Ancillary hotel	63	62
Other	22	21
Total revenues	630	639

Operating expenses
Rooms	100	102
Food and beverage	123	123
Other departmental and support	151	145
Other property	57	52
Management fees	30	30
Impairment and casualty loss	70	6
Depreciation and amortization	69	65
Corporate general and administrative	18	17
Other	21	21
Total expenses	639	561

Gain on derecognition of assets	16	14

Operating income	7	92

Interest income	3	5
Interest expense	(52)	(53)
Interest expense associated with hotels in receivership	(16)	(14)
Other gain, net	2	—

(Loss) income before income taxes	(56)	30
Income tax expense	(1)	(1)
Net (loss) income	(57)	29
Net income attributable to noncontrolling interests	—	(1)
Net (loss) income attributable to stockholders	$(57)	$28

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(0.29)	$0.13
(Loss) earnings per share – Diluted	$(0.29)	$0.13

Weighted average shares outstanding – Basic	200	209
Weighted average shares outstanding – Diluted	200	211
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	$(57)	$29
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	69	65
Gain on derecognition of assets	(16)	(14)
Impairment loss	70	5
Share-based compensation expense	4	4
Amortization of deferred financing costs	3	—
Changes in operating assets and liabilities	13	3
Net cash provided by operating activities	86	92
Investing Activities:
Capital expenditures for property and equipment	(77)	(70)
Net cash used in investing activities	(77)	(70)
Financing Activities:
Repayments of mortgage debt	(2)	(1)
Dividends paid	(131)	(355)
Distributions to noncontrolling interests, net	(7)	(2)
Tax withholdings on share-based compensation	(4)	(4)
Repurchase of common stock	(45)	—
Net cash used in financing activities	(189)	(362)
Net decrease in cash and cash equivalents and restricted cash	(180)	(340)
Cash and cash equivalents and restricted cash, beginning of period	440	750
Cash and cash equivalents and restricted cash, end of period	$260	$410

Supplemental Disclosures
Non-cash investing and financing activities:
Dividends declared but unpaid	$50	$52
Accrued capital expenditures	18	19
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	$2	$4,017	$(525)	$(58)	$3,436

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$(46)	$3,768
Share-based compensation, net	1	—	(2)	2	—	—
Net income	—	—	—	28	1	29
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	211	$2	$4,154	$(367)	$(47)	$3,742
___________________________________
(1)Dividends declared per common share were $0.25 for both the three months ended March 31, 2025 and 2024.

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Organization
Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company” and, exclusive of any subsidiaries, “Park Parent”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton”) completed the spin-off of a portfolio of premium hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company. On September 18, 2019, we acquired Chesapeake Lodging Trust.
We are a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. From the date of our spin-off from Hilton, Park Intermediate Holdings LLC (our “Operating Company”), directly or indirectly, has held all our assets and has conducted all of our operations. We are structured as a traditional umbrella partnership REIT (“UPREIT”). Park Parent is the managing member of our Operating Company and PK Domestic REIT Inc., a direct subsidiary of Park Parent, is a member of our Operating Company. We may, in the future, issue interests in (or from) our Operating Company in connection with acquiring hotels, financings, issuance of equity compensation or other purposes.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025.
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
Summary of Significant Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025, contains a discussion of significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2024.

Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances income tax disclosures, including disclosures about the existing rate reconciliation and income taxes paid information. We expect to adopt ASU 2023-09 when the requirements become effective for the year-ended December 31, 2025. ASU 2023-09 is required to be adopted on a prospective basis, but retrospective adoption is permitted. We are currently evaluating the effect that ASU 2023-09 will have on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which adds guidance on providing qualitative and quantitative disclosures about certain costs and expenses. Although early adoption is permitted, we expect to adopt ASU 2024-03 on a prospective basis when the requirements become effective for the year ended December 31, 2027. We are currently evaluating the effect that ASU 2024-03 will have on our consolidated financial statements.
Note 3: Property and Equipment
Property and equipment were:

	March 31, 2025	December 31, 2024

	(in millions)
Land	$3,003	$3,018
Buildings and leasehold improvements	5,964	5,989
Furniture and equipment	1,063	1,023
Construction-in-progress	110	152
	10,140	10,182
Accumulated depreciation	(2,823)	(2,784)
	$7,317	$7,398
Depreciation of property and equipment was $69 million and $65 million during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, we recognized an impairment loss of approximately $70 million related to one of our hotels and our inability to recover the carrying value of the asset. During the three months ended March 31, 2024, we recognized an impairment loss of approximately $5 million related to one of our hotels subject to a ground lease and our inability to recover the carrying value of the asset over the remaining lease term. Refer to Note 6: “Fair Value Measurements” for additional information.
Note 4: Consolidated Variable Interest Entities (“VIEs”) and Investments in Affiliates
Consolidated VIEs
We consolidate VIEs that own two hotels. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our condensed consolidated balance sheets include the following assets and liabilities of these entities:

	March 31, 2025	December 31, 2024

	(in millions)
Property and equipment, net	$181	$181
Cash and cash equivalents	19	34
Restricted cash	3	2
Accounts receivable, net	3	3
Prepaid expenses	2	3
Debt	185	186
Accounts payable and accrued expenses	10	10
Due to hotel manager	1	3
Other liabilities	4	2
Unconsolidated Entities
Three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $684 million and $685 million as of March 31, 2025 and December 31, 2024, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.
Note 5: Debt
Debt balances and associated interest rates as of March 31, 2025 were:

			Principal balance as of
	Interest Rate at March 31, 2025	Maturity Date	March 31, 2025	December 31, 2024

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.40%	2025 to 2027(2)	362	364
Revolver(3)	SOFR + 2.00%(4)	December 2026	—	—
2024 Term Loan(5)	SOFR + 1.95%(4)	May 2027	200	200
2028 Senior Notes(6)	5.88%	October 2028	725	725
2029 Senior Notes(6)	4.88%	May 2029	750	750
2030 Senior Notes(6)	7.00%	February 2030	550	550
Finance lease obligations	7.04%	2025 to 2028	1	1
			3,863	3,865
Less: unamortized deferred financing costs and discount			(22)	(24)
			$3,841	$3,841
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months of notice. As of March 31, 2025, we did not receive notice from the lender.
(3)Our revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of March 31, 2025, we had $950 million of available capacity under our Revolver and no outstanding letters of credit.

(4)The secured overnight financing rate (“SOFR”) includes a credit spread adjustment of 0.1%. As of March 31, 2025, our all-in interest rate for borrowing under the 2024 Term Loan was 6.37%.
(5)In May 2024, the Company, our Operating Company, and PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), amended our existing credit agreement to include a new $200 million senior unsecured term loan (“2024 Term Loan”).
(6)Our Operating Company, PK Domestic and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Debt Maturities
The contractual maturities of our debt, excluding the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”) and assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2025 were:

Year	(in millions)
2025	$58
2026	1,550
2027	230
2028	725
2029	750
Thereafter	550
$3,863
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the hotels. The receiver also had the ability to sell the hotels until March 31, 2025; however, prior to the deadline, the receiver requested an extension to May 30, 2025 in order to sell the hotels to a specified buyer. The court granted the extension with an additional one-time extension option not to exceed 60 days. If the hotels are not sold to the specified buyer by the amended predetermined period, the court order contemplates that the receivership will end with a non-judicial foreclosure as soon as permissible under California law.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023 when the receiver took control of the hotels. For the three months ended March 31, 2025 and 2024, we recognized a gain of $16 million and $14 million, respectively, which is included in gain on derecognition of assets in our condensed consolidated statements of operations. The gain represents the accrued interest expense associated with the default of the SF Mortgage Loan, which results in a corresponding increase of the contract asset on our condensed consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan, in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of March 31, 2025 and December 31, 2024, the contract asset on our condensed consolidated balance sheets was $836 million and $820 million, respectively. The SF Mortgage Loan will remain a liability until final resolution with the lender is concluded, and thus, is included in debt associated with hotels in receivership on our condensed consolidated balance sheets.

Note 6: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2025		December 31, 2024
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,226	$1,275	$1,212
Other mortgage loans	3	362	351	364	349
2024 Term Loan	3	200	200	200	199
2028 Senior Notes	1	725	709	725	712
2029 Senior Notes	1	750	703	750	706
2030 Senior Notes	1	550	556	550	559
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both March 31, 2025 and December 31, 2024 and is categorized as Level 3 of the fair value hierarchy, was $718 million as of both March 31, 2025 and December 31, 2024. Refer to Note 5: “Debt” for additional information.
During the three months ended March 31, 2025, we recognized an impairment loss related to one of our hotels due to our inability to recover the carrying value of the asset. During the three months ended March 31, 2024, we recognized an impairment loss related to one of our hotels subject to a ground lease and our inability to recover the carrying value of the asset over the remaining lease term. The estimated fair value of the assets that were measured on a nonrecurring basis were:

	March 31, 2025		March 31, 2024
	Fair Value	Impairment Loss	Fair Value	Impairment Loss
	(in millions)
Property and equipment(1)	$74	$70	$—	$5
Total	$74	$70	$—	$5
____________________________________________________________________________________
(1)We estimated the fair value of the asset as of March 31, 2025 using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 7.3% and a discount rate of 10.0% (Level 3). The discount and terminal capitalization rates used for the fair value of the asset reflect the risk profile of the market where the property is located. Fair value as of March 31, 2024 was determined to be zero as the hotel is subject to a ground lease and is not expected to produce positive cash flows over the remaining lease term.
Note 7: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of March 31, 2025, 5,251,266 shares of common stock remain available for future issuance. An amendment and restatement of the 2017 Director Plan was approved by our stockholders in April 2025 to, among other changes, increase the number of shares available to be issued by 875,000, from 950,000 to 1,825,000. As of March 31, 2025, 130,143 shares of common stock remain available for future issuance, which excludes the 875,000 additional shares that were approved in April 2025. For both the three months ended March 31, 2025 and 2024, we recognized $4 million of share-based compensation expense. As of March 31, 2025, unrecognized compensation expense was $32 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the three months ended March 31, 2025 and 2024 was $11 million and $12 million, respectively.

Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. The following table provides a summary of stock awards for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,009,671	$15.66
Granted	700,089	12.75
Vested	(450,513)	15.74
Forfeited	(11,764)	14.28
Unvested at March 31, 2025	1,247,483	$14.01
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
The following table provides a summary of PSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,516,571	$19.43
Granted	756,841	11.18
Vested	(381,857)	21.93
Forfeited	(7,196)	17.99
Unvested at March 31, 2025	1,884,359	$15.62
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	33.0%
Dividend yield(2)	—
Risk-free rate(3)	4.4%
Expected term	3 years
_____________________________________
(1)Estimated using a blended approach of historical and implied volatility. Historical volatility is based on the historical movement of the Company’s stock price for a period that corresponds to the expected terms of the PSUs.
(2)Dividends are assumed to be reinvested in shares of our common stock and dividends will not be paid unless shares vest.
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the PSUs at the grant date of each award.

Note 8: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(57)	$28
Earnings attributable to participating securities	(1)	—
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	(58)	28
Denominator:
Weighted average shares outstanding – basic	200	209
Unvested restricted shares	—	2
Weighted average shares outstanding – diluted	200	211

(Loss) earnings per share – Basic(1)	$(0.29)	$0.13
(Loss) earnings per share – Diluted(1)	$(0.29)	$0.13
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2025 and 2024 because their effect would have been anti-dilutive.
Note 9: Business Segment Information
As of March 31, 2025, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels operating segment is our only reportable segment. Our Chief Operating Decision Maker (the “CODM”), who is our chief executive officer, evaluates our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and Hotel Adjusted EBITDA reconciled to net (loss) income:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Revenues:
Total revenues	$630	$639
Less: Other revenues	(22)	(21)
Total segment revenues	608	618

Less:
Rooms expense	100	102
Food and beverage expense	123	123
Other departmental and support expense	151	145
Management fees	30	30
Other property segment expenses(1)	53	49
Total segment expenses	457	449

Hotel Adjusted EBITDA	151	169
Other revenues	22	21
Depreciation and amortization expense	(69)	(65)
Corporate general and administrative expense	(18)	(17)
Impairment and casualty loss	(70)	(6)
Other operating expenses	(21)	(21)
Gain on derecognition of assets	16	14
Interest income	3	5
Interest expense	(52)	(53)
Interest expense associated with hotels in receivership	(16)	(14)
Income tax expense	(1)	(1)
Other gain, net	2	—
Other items	(4)	(3)
Net (loss) income	$(57)	$29
___________________________________________________________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	March 31, 2025	December 31, 2024

	(in millions)
Consolidated hotels	$8,893	$9,153
All other	8	8
Total assets	$8,901	$9,161
Note 10: Commitments and Contingencies
As of March 31, 2025, we had outstanding commitments under third-party contracts of approximately $121 million for capital expenditures at our properties, of which $40 million relates to guestroom renovations at the Hilton

Hawaiian Village Waikiki Beach Resort, $30 million relates the transformative renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Hotel, and $13 million relates to guestroom renovations at the Hilton Waikoloa Village. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of March 31, 2025 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2024.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”) and the lender’s exercise of its remedies, including placing such hotels into receivership, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 40 hotels, consisting of premium-branded hotels and resorts with approximately 25,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for travel. Heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and may affect the lodging industry. During the first quarter of 2025, we have relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty. Additionally, we continued to experience improvements in average daily rate (“ADR”), although this growth has slowed as the industry recovery has stabilized and seasonal patterns have normalized. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we are cautiously optimistic for 2025 based on expected improvements in demand trends and expected increases in city-wide events.
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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through March 31, 2025 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
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

Adjusted EBITDA, presented herein, is calculated as EBITDA, further adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus, excluded from management’s analysis in making day-to-day operating decisions and evaluations of our operating performance against other companies within our industry:
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
The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net (loss) income	$(57)	$29
Depreciation and amortization expense	69	65
Interest income	(3)	(5)
Interest expense	52	53
Interest expense associated with hotels in receivership(1)	16	14
Income tax expense	1	1
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	3
EBITDA	80	160
Gain on derecognition of assets(1)	(16)	(14)
Share-based compensation expense	4	4
Impairment and casualty loss	70	6
Other items	6	6
Adjusted EBITDA	144	162
Less: Adjusted EBITDA from investments in affiliates	(8)	(8)
Add: All other(2)	15	15
Hotel Adjusted EBITDA	$151	$169
_____________________________________
(1)For the three months ended March 31, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Includes other revenues and other expenses, non-income taxes on leases with our taxable REIT subsidiaries included in other property expenses and corporate general and administrative expenses.
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
The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(57)	$28
Depreciation and amortization expense	69	65
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Gain on derecognition of assets(1)	(16)	(14)
Impairment loss	70	5
Pro rata FFO of investments in affiliates	1	1
Nareit FFO attributable to stockholders	66	84
Casualty loss	—	1
Share-based compensation expense	4	4
Interest expense associated with hotels in receivership(1)	16	14
Other items	6	8
Adjusted FFO attributable to stockholders	$92	$111
Nareit FFO per share – Diluted(2)	$0.33	$0.40
Adjusted FFO per share – Diluted(2)	$0.46	$0.52
_____________________________________
(1)For the three months ended March 31, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Per share amounts are calculated based on unrounded numbers.
Results of Operations
Our non-comparable hotels in the table of Hotel Revenues and Operating Expenses below consist of one hotel sold and one hotel returned to the lessor upon termination of the ground lease since January 1, 2024. The results of operations of these hotels are included in our consolidated results only during our period of ownership.

Hotel Revenues and Operating Expenses

	Three Months Ended March 31,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Rooms revenue	$363	$374	$(11)	$(6)	$(5)
Food and beverage revenue	182	182	—	2	(2)
Ancillary hotel revenue	63	62	1	1	—
Rooms expense	100	102	(2)	—	(2)
Food and beverage expense	123	123	—	2	(2)
Other departmental and support expense	151	145	6	9	(3)
Other property expense	57	52	5	5	—
Management fees expense	30	30	—	—	—
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Group, transient, contract and other rooms revenue for the three months ended March 31, 2025, as well as the change for each type of rooms revenue compared to the same period in 2024 are as follows:

	Three Months Ended March 31,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Group rooms revenue	$124	$123	$1	$2	$(1)
Transient rooms revenue	214	223	(9)	(7)	(2)
Contract rooms revenue	17	21	(4)	(2)	(2)
Other rooms revenue	8	7	1	1	—
Rooms revenue	$363	$374	$(11)	$(6)	$(5)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions

The changes in hotel revenues and operating expenses for our comparable hotels during the three months ended March 31, 2025 compared to the same period in 2024 were primarily attributable to increases at our hotels in the Orlando, Key West and New Orleans markets, offset by decreases at our hotels in the Hawaii, New York and Boston markets.
Our Orlando hotels continued to benefit from the comprehensive renovation and expansion projects completed in early 2024, increasing food and beverage revenue by 9% for the three months ended March 31, 2025 compared to the same period in 2024. The Signia by Hilton Orlando Bonnet Creek benefited from an increase in group demand, resulting in increases in occupancy and ADR of 0.4 percentage points and 2.5%, respectively, and the Waldorf Astoria Orlando benefited from an increase in transient demand, resulting in increases in occupancy and ADR of 14.8 percentage points and 5.9%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024.
The increase in the Key West market was a result of the Casa Marina Key West, Curio Collection, which continues to benefit from the hotel’s comprehensive renovation completed in 2023 and an increase in transient demand, resulting in increases in occupancy and ADR of 6.8 percentage points and 3.5%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024.
The Hilton New Orleans Riverside benefited from increased group demand driven by the Super Bowl that was held in February 2025, with ADR increasing 14.6% for the three months ended March 31, 2025 compared to the same period in 2024.
These increases were offset by decreases in hotel revenues and operating expenses at our two Hawaii hotels where combined occupancy and ADR decreased 11.8 percentage points and 2.4%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024 due to decreases in group and transient demand partially related to disruption from the renovations at both hotels during the first quarter of 2025.
Additionally, the New York Hilton Midtown experienced a decline in group demand, resulting in a decline in food and beverage revenue of approximately 16% and a decrease in occupancy of 4.2 percentage points for the three months ended March 31, 2025 compared to the same period in 2024.
During the three months ended March 31, 2024, our Boston hotels benefited from a $5 million grant received from a state program and our Hawaii hotels benefited from a state unemployment tax refund of approximately $4 million, both of which reduced operating expenses.
Corporate general and administrative

	Three Months Ended March 31,
	2025	2024	Percent Change

	(in millions)
General and administrative expenses	$13	$13	—%
Share-based compensation expense	4	4	—
Other corporate expenses	1	—	100.0
Total corporate general and administrative	$18	$17	5.9%
Impairment and casualty loss
During the three months ended March 31, 2025 and 2024, we recognized impairment losses of approximately $70 million and $5 million, respectively, each relating to one hotel and our inability to recover the carrying value of the assets. Refer to Note 6: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Gain on derecognition of assets
During the three months ended March 31, 2025 and 2024, we recognized a gain of $16 million and $14 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
Non-operating Income and Expenses
Interest income
Interest income decreased $2 million during the three months ended March 31, 2025 compared to the same period in 2024 primarily as a result of a decrease in average cash balances.

Interest expense
Interest expense associated with our debt for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024	Percent Change

	(in millions)
HHV Mortgage Loan(1)	$13	$13	—%
Other mortgage loans	3	5	(40.0)
Revolver	1	1	—
2024 Term Loan(2)	3	—	100.0
2025 Senior Notes(3)	—	12	(100.0)
2028 Senior Notes(3)	11	11	—
2029 Senior Notes(3)	9	9	—
2030 Senior Notes(3)	10	—	100.0
Other	2	2	—
Total interest expense	$52	$53	(1.9)%
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)In May 2024, the Company, our Operating Company, and PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), amended our existing credit agreement to include a new $200 million senior unsecured term loan (“2024 Term Loan”).
(3)In May 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic, and PK Finance Co Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”), all of which were repurchased or redeemed during the second quarter of 2024. Our Operating Company, PK Domestic, and PK Finance also issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Interest expense associated with hotels in receivership
For the three months ended March 31, 2025 and 2024, interest expense of $16 million and $14 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. Refer to Note 5: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2025, we had total cash and cash equivalents of $233 million and $27 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With $950 million available under our revolving credit facility (“Revolver”) and $233 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, and following the issuance of the 2030 Senior Notes and borrowings under the 2024 Term Loan in 2024, the proceeds from which collectively were used to repurchase or redeem all of the 2025 Senior Notes and for other general corporate purposes, we have no significant maturities until the fourth quarter of 2026. Refer to Note 5: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In February 2025, we declared a first quarter dividend of $0.25 per share that was paid on April 15, 2025 to stockholders of record as of March 31, 2025. In addition, we declared a second quarter dividend of $0.25 per share in April 2025 to be paid on July 15, 2025 to stockholders of record as of June 30, 2025. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $121 million for capital expenditures at our properties, of which $40 million relates to guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $30 million relates the transformative renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Hotel, and $13 million relates to guestroom renovations at the Hilton Waikoloa Village. Our contracts contain clauses that allow us to cancel all or some portion of the work. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors terminated a previous $300 million stock repurchase program that was approved in February 2023 (the “February 2023 Stock Repurchase Program”) and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the “February 2025 Stock Repurchase Program”), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the three months ended March 31, 2025, we repurchased approximately 1.4 million shares of our common stock under the 2023 Stock Repurchase Program and 2.1 million shares of our common stock under the 2025 Stock Repurchase Program for a total purchase price of $45 million. As of March 31, 2025, $275 million remained available for stock repurchases under the 2025 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,
	2025	2024	Percent Change

	(in millions)
Net cash provided by operating activities	$86	$92	(6.5)%
Net cash used in investing activities	(77)	(70)	10.0
Net cash used in financing activities	(189)	(362)	(47.8)

Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $6 million decrease in net cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to timing of receipts from our customers and payments to our vendors and other third parties.
Investing Activities
The $77 million and $70 million in net cash used in investing activities for the three months ended March 31, 2025 and 2024, respectively, was attributable to capital expenditures.
Financing Activities
The $189 million in net cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to $131 million of dividends paid and the repurchase of approximately 3.5 million shares of our common stock for $45 million.
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
We declared the following dividends to holders of our common stock during 2025:

Record Date	Payment Date	Dividend per Share
March 31, 2025	April 15, 2025	$0.25
June 30, 2025	July 15, 2025	$0.25
Debt
As of March 31, 2025, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes, and excluding the $725 million SF Mortgage Loan (that we ceased making debt service payments in June 2023) and our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 5: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended March 31, 2025, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2025 through January 31, 2025	1,430,264	$14.00	1,430,264	$14
February 1, 2025 through February 28, 2025	178,986	$12.73	—	$300
March 1, 2025 through March 31, 2025	2,085,011	$11.97	2,085,011	$275
Total	3,694,261		3,515,275
_____________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as 178,986 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
(2)The weighted average price paid per share for shares of common stock surrendered by certain employees is based on the closing price of our common stock on the trading date immediately prior to the date of delivery of the shares. The weighted average price paid per share for shares repurchased excludes commissions paid.

(3)The stock repurchase program authorized on February 17, 2023, which allowed for the repurchase of up to $300 million of our common stock was terminated on February 14, 2025 upon the authorization of a new $300 million stock repurchase program, which expires on February 19, 2027.
Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received a notice of default from the servicer. As of May 5, 2025, the total arrearage related to the SF Mortgage Loan, including interest and fees was $116 million, of which $55 million is default interest. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court has appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the hotels. The receiver also had the ability to sell the hotels until March 31, 2025; however, prior to the deadline, the receiver requested an extension to May 30, 2025 in order to sell the hotels to a specified buyer. The court granted the extension with an additional one-time extension option not to exceed 60 days. If the hotels are not sold to the specified buyer by the amended predetermined period, the court order contemplates that the receivership will end with a non-judicial foreclosure as soon as permissible under California law.
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

10.1
Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (As Amended and Restated as of April 25, 2025) (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, filed on April 25, 2025).

10.2
Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (As Amended and Restated as of April 25, 2025) (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8, filed on April 25, 2025).

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

Park Hotels & Resorts Inc.

Date: May 5, 2025	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2025	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 5, 2025	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)