Form 10-Q
period 2025-06-30
Park Hotels & Resorts Inc.
filed 2025-08-01
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on July 25, 2025 was 199,913,496.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Property and equipment, net	$7,176	$7,398
Contract asset	852	820
Intangibles, net	41	41
Cash and cash equivalents	319	402
Restricted cash	28	38
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	129	131
Prepaid expenses	72	69
Other assets	69	71
Operating lease right-of-use assets	184	191
TOTAL ASSETS (variable interest entities – $209 and $223)	$8,870	$9,161
LIABILITIES AND EQUITY
Liabilities
Debt	$3,840	$3,841
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	127	95
Accounts payable and accrued expenses	237	226
Dividends payable	55	138
Due to hotel managers	114	138
Other liabilities	165	179
Operating lease liabilities	219	225
Total liabilities (variable interest entities – $196 and $201)	5,482	5,567
Commitments and contingencies – refer to Note 12
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 200,946,918 shares issued and 199,913,166 shares outstanding as of June 30, 2025 and 203,407,320 shares issued and 202,553,194 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	4,022	4,063
Accumulated deficit	(580)	(420)
Total stockholders’ equity	3,444	3,645
Noncontrolling interests	(56)	(51)
Total equity	3,388	3,594
TOTAL LIABILITIES AND EQUITY	$8,870	$9,161
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rooms	$401	$416	$764	$790
Food and beverage	180	182	362	364
Ancillary hotel	68	66	131	128
Other	23	22	45	43
Total revenues	672	686	1,302	1,325

Operating expenses
Rooms	105	105	205	207
Food and beverage	122	121	245	244
Other departmental and support	152	155	303	300
Other property	50	57	107	109
Management fees	31	33	61	63
Impairment and casualty loss	—	7	70	13
Depreciation and amortization	122	64	191	129
Corporate general and administrative	19	18	37	35
Other	23	20	44	41
Total expenses	624	580	1,263	1,141

Gain on sale of assets, net	1	—	1	—
Gain on derecognition of assets	16	15	32	29

Operating income	65	121	72	213

Interest income	2	5	5	10
Interest expense	(53)	(54)	(105)	(107)
Interest expense associated with hotels in receivership	(16)	(15)	(32)	(29)
Equity in earnings from investments in affiliates	2	1	2	1
Other (loss) gain, net	(1)	(3)	1	(3)

(Loss) income before income taxes	(1)	55	(57)	85
Income tax (expense) benefit	(1)	12	(2)	11
Net (loss) income	(2)	67	(59)	96
Net income attributable to noncontrolling interests	(3)	(3)	(3)	(4)
Net (loss) income attributable to stockholders	$(5)	$64	$(62)	$92

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(0.02)	$0.31	$(0.31)	$0.44
(Loss) earnings per share – Diluted	$(0.02)	$0.30	$(0.31)	$0.44

Weighted average shares outstanding – Basic	199	209	199	209
Weighted average shares outstanding – Diluted	199	211	199	211
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(59)	$96
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	191	129
Gain on sales of assets, net	(1)	—
Gain on derecognition of assets	(32)	(29)
Impairment loss	70	12
Equity in earnings from investments in affiliates	(2)	(1)
Other loss, net	1	3
Share-based compensation expense	9	9
Amortization of deferred financing costs	4	4
Distributions from unconsolidated affiliates	1	—
Deferred income taxes	—	(13)
Changes in operating assets and liabilities	12	(1)
Net cash provided by operating activities	194	209
Investing Activities:
Capital expenditures for property and equipment	(120)	(121)
Proceeds from asset dispositions, net	75	—
Net cash used in investing activities	(45)	(121)
Financing Activities:
Proceeds from issuance of Senior Notes	—	550
Repurchase or redemption of Senior Notes	—	(650)
Borrowings from credit facilities	—	200
Repayments of mortgage debt	(4)	(4)
Debt issuance costs	—	(11)
Dividends paid	(181)	(407)
Distributions to noncontrolling interests, net	(8)	(2)
Tax withholdings on share-based compensation	(4)	(5)
Repurchase of common stock	(45)	(25)
Net cash used in financing activities	(242)	(354)
Net decrease in cash and cash equivalents and restricted cash	(93)	(266)
Cash and cash equivalents and restricted cash, beginning of period	440	750
Cash and cash equivalents and restricted cash, end of period	$347	$484

Supplemental Disclosures
Non-cash investing and financing activities:
Dividends declared but unpaid	$50	$52
Accrued capital expenditures	30	16
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	2	4,017	(525)	(58)	3,436
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(5)	3	(2)
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	200	$2	$4,022	$(580)	$(56)	$3,388

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$(46)	$3,768
Share-based compensation, net	1	—	(2)	2	—	—
Net income	—	—	—	28	1	29
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	211	2	4,154	(367)	(47)	3,742
Share-based compensation, net	—	—	4	—	—	4
Net income	—	—	—	64	3	67
Dividends and dividend equivalents(1)	—	—	—	(52)	—	(52)
Repurchase of common stock	(2)	—	(25)	—	—	(25)
Balance as of June 30, 2024	209	$2	$4,133	$(355)	$(44)	$3,736
___________________________________
(1)Dividends declared per common share were $0.25 for each of the three months ended March 31, 2025, June 30, 2025, March 31, 2024 and June 30, 2024.

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

Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances income tax disclosures, including disclosures about the existing rate reconciliation and income taxes paid information. We expect to adopt ASU 2023-09 on a prospective basis when the requirements become effective for the year-ended December 31, 2025. We are currently evaluating the effect that ASU 2023-09 will have on our consolidated financial statements.
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
Note 3: Dispositions
In May 2025, we sold the Hyatt Centric Fisherman’s Wharf for gross proceeds of $80 million. We recognized a net gain of approximately $1 million, which is included in gain on sale of assets, net in our condensed consolidated statements of operations. In addition, we previously recognized an impairment loss for the Hyatt Centric Fisherman’s Wharf, refer to Note 7: “Fair Value Measurements” for additional information.
Note 4: Property and Equipment
Property and equipment were:

	June 30, 2025	December 31, 2024

	(in millions)
Land	$2,987	$3,018
Buildings and leasehold improvements	5,866	5,989
Furniture and equipment	1,060	1,023
Construction-in-progress	131	152
	10,044	10,182
Accumulated depreciation	(2,868)	(2,784)
	$7,176	$7,398
Depreciation of property and equipment was $122 million and $63 million during the three months ended June 30, 2025 and 2024, respectively, and $191 million and $128 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense for the three and six months ended June 30, 2025, compared to the same periods in 2024 includes accelerated depreciation recognized in connection with the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025.
Note 5: Consolidated Variable Interest Entities (“VIEs”) and Investments in Affiliates
Consolidated VIEs
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

	June 30, 2025	December 31, 2024

	(in millions)
Property and equipment, net	$182	$181
Cash and cash equivalents	19	34
Restricted cash	3	2
Accounts receivable, net	3	3
Prepaid expenses	2	3
Debt	184	186
Accounts payable and accrued expenses	9	10
Due to hotel manager	—	3
Other liabilities	3	2
Unconsolidated Entities
Three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $684 million and $685 million as of June 30, 2025 and December 31, 2024, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.
Note 6: Debt
Debt balances and associated interest rates as of June 30, 2025 were:

			Principal balance as of
	Interest Rate at June 30, 2025	Maturity Date	June 30, 2025	December 31, 2024

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.40%	2025 to 2027(2)	360	364
Revolver(3)	SOFR + 2.00%(4)	December 2026	—	—
2024 Term Loan(5)	SOFR + 1.95%(4)	May 2027	200	200
2028 Senior Notes(6)	5.88%	October 2028	725	725
2029 Senior Notes(6)	4.88%	May 2029	750	750
2030 Senior Notes(6)	7.00%	February 2030	550	550
Finance lease obligations	7.04%	2025 to 2028	1	1
			3,861	3,865
Less: unamortized deferred financing costs and discount			(21)	(24)
			$3,840	$3,841
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but is callable by the lender with six months notice. As of June 30, 2025, we did not receive notice from the lender.
(3)Our revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of June 30, 2025, we had $950 million of available capacity under our Revolver and no outstanding letters of credit.
(4)The secured overnight financing rate (“SOFR”) includes a credit spread adjustment of 0.1%. As of June 30, 2025, our all-in interest rate for borrowing under the 2024 Term Loan was 6.37%.

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
Debt Maturities
The contractual maturities of our debt, excluding the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”) and assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2025 were:

Year	(in millions)
2025	$56
2026	1,550
2027	230
2028	725
2029	750
Thereafter	550
$3,861
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the SF Mortgage Loan secured by the Hilton San Francisco Hotels, which was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the hotels. The receiver also had the ability to sell the hotels until March 31, 2025; however, the deadline was extended and in July 2025, a purchase and sale agreement to consummate the sale of the hotels has been executed with a closing expected by October 29, 2025. If the hotels are not sold to the buyer by October 29, 2025, the receivership will end with a non-judicial foreclosure as soon as permissible under California law.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023 when the receiver took control of the hotels. During the three and six months ended June 30, 2025, we recognized a gain of $16 million and $32 million, respectively, and during the three and six months ended June 30, 2024, we recognized a gain of $15 million and $29 million, respectively, which are included in gain on derecognition of assets in our condensed consolidated statements of operations. The gain represents the accrued interest expense associated with the default of the SF Mortgage Loan, which results in a corresponding increase of the contract asset on our condensed consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan, in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of June 30, 2025 and December 31, 2024, the contract asset on our condensed consolidated balance sheets was $852 million and $820 million, respectively. The SF Mortgage Loan will remain a liability until final resolution with the lender is concluded, and thus, is included in debt associated with hotels in receivership on our condensed consolidated balance sheets.

Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2025		December 31, 2024
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,230	$1,275	$1,212
Other mortgage loans	3	360	351	364	349
2024 Term Loan	3	200	200	200	199
2028 Senior Notes	1	725	725	725	712
2029 Senior Notes	1	750	726	750	706
2030 Senior Notes	1	550	567	550	559
The fair value of the SF Mortgage Loan, which has a carrying value of $725 million as of both June 30, 2025 and December 31, 2024 and is categorized as Level 3 of the fair value hierarchy, was $718 million as of both June 30, 2025 and December 31, 2024. Refer to Note 6: “Debt” for additional information.
During the six months ended June 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, due to a change in our intent to hold the hotel and our inability to recover the carrying value of the asset. During the three and six months ended June 30, 2024, we recognized impairment losses of approximately $7 million and $12 million, respectively, related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. The estimated fair value of the assets that were measured on a nonrecurring basis were:

	June 30, 2025(1)		June 30, 2024(2)
	Fair Value	Impairment Loss	Fair Value	Impairment Loss
	(in millions)
Property and equipment	$74	$70	$2	$12
Total	$74	$70	$2	$12
____________________________________________________________________________________
(1)We estimated the fair value of the asset using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, terminal capitalization rate of 7.3% and a discount rate of 10.0% (Level 3). The discount and terminal capitalization rates used for the fair values of the assets reflect the risk profiles of the markets where the properties are located.
(2)We estimated the fair value of the assets using a discounted cash flow analysis, with an estimated stabilized growth rate range of 2% to 3%, a discounted cash flow term of 10 years, and a discount rate ranging from 17.0% to 20.0% (Level 3). The discount and terminal capitalization rates used for the fair values of the assets reflect the risk profiles of the markets where the properties are located.
Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three or six months ended June 30, 2025 and 2024 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

During the three and six months ended June 30, 2024, we recognized an income tax benefit of $12 million and $11 million, respectively, which was primarily associated with the effective exit from the Hilton San Francisco Hotels and the reversal of $14 million of tax expense that is no longer expected to be incurred.
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of June 30, 2025, 5,240,519 shares of common stock remain available for future issuance. An amendment and restatement of the 2017 Director Plan was approved by our stockholders in April 2025 to, among other changes, increase the number of shares available to be issued by 875,000, from 950,000 to 1,825,000. As of June 30, 2025, 867,054 shares of common stock remain available for future issuance. For both the three months ended June 30, 2025 and 2024, we recognized $5 million of share-based compensation expense and $9 million for both the six months ended June 30, 2025 and 2024. As of June 30, 2025, unrecognized compensation expense was $28 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the six months ended June 30, 2025 and 2024 was $12 million and $13 million, respectively.
Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. The following table provides a summary of stock awards for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,009,671	$15.66
Granted	847,156	12.28
Vested	(535,861)	15.66
Forfeited	(27,633)	14.05
Unvested at June 30, 2025	1,293,333	$13.48
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
The following table provides a summary of PSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,516,571	$19.43
Granted	758,610	11.18
Vested	(381,857)	21.93
Forfeited	(7,196)	17.99
Unvested at June 30, 2025	1,886,128	$15.61

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
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the PSUs at the grant date of each award.
Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	(5)	64	(62)	92
Denominator:
Weighted average shares outstanding – basic	199	209	199	209
Unvested restricted shares	—	2	—	2
Weighted average shares outstanding – diluted	199	211	199	211

(Loss) earnings per share – Basic(1)	$(0.02)	$0.31	$(0.31)	$0.44
(Loss) earnings per share – Diluted(1)	$(0.02)	$0.30	$(0.31)	$0.44
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2025 and 2024 because their effect would have been anti-dilutive.

Note 11: Business Segment Information
As of June 30, 2025, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels operating segment is our only reportable segment. Our Chief Operating Decision Maker (the “CODM”), who is our chief executive officer, evaluates our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and Hotel Adjusted EBITDA reconciled to net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Revenues:
Total revenues	$672	$686	$1,302	$1,325
Less: Other revenues	(23)	(22)	(45)	(43)
Total segment revenues	649	664	1,257	1,282

Less:
Rooms expense	105	105	205	207
Food and beverage expense	122	121	245	244
Other departmental and support expense	152	155	303	300
Management fees	31	33	61	63
Other property segment expenses(1)	48	51	101	100
Total segment expenses	458	465	915	914

Hotel Adjusted EBITDA	191	199	342	368
Other revenues	23	22	45	43
Depreciation and amortization expense	(122)	(64)	(191)	(129)
Corporate general and administrative expense	(19)	(18)	(37)	(35)
Impairment and casualty loss	—	(7)	(70)	(13)
Other operating expenses	(23)	(20)	(44)	(41)
Gain on sales of assets, net	1	—	1	—
Gain on derecognition of assets	16	15	32	29
Interest income	2	5	5	10
Interest expense	(53)	(54)	(105)	(107)
Interest expense associated with hotels in receivership	(16)	(15)	(32)	(29)
Equity in earnings from investments in affiliates	2	1	2	1
Income tax (expense) benefit	(1)	12	(2)	11
Other (loss) gain, net	(1)	(3)	1	(3)
Other items	(2)	(6)	(6)	(9)
Net (loss) income	$(2)	$67	$(59)	$96
___________________________________________________________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	June 30, 2025	December 31, 2024

	(in millions)
Consolidated hotels	$8,862	$9,153
All other	8	8
Total assets	$8,870	$9,161

Note 12: Commitments and Contingencies
As of June 30, 2025, we had outstanding commitments under third-party contracts of approximately $161 million for capital expenditures at our properties, of which $45 million relates to the transformative renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, $24 million relates to guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $20 million relates to guestroom renovations at the Hilton Waikoloa Village, and $15 million relates to guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of June 30, 2025 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”) and the lender’s exercise of its remedies, including placing such hotels into receivership, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including travel barriers or changes in travel preferences for U.S. destinations), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 39 hotels, consisting of premium-branded hotels and resorts with approximately 25,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for travel. Heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. During the second quarter of 2025, we have relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts, we are cautiously optimistic for 2025 based on expected improvements in demand trends and continued benefits from transformative renovations at certain of our hotels.
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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through June 30, 2025 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
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
The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net (loss) income	$(2)	$67	$(59)	$96
Depreciation and amortization expense	122	64	191	129
Interest income	(2)	(5)	(5)	(10)
Interest expense	53	54	105	107
Interest expense associated with hotels in receivership(1)	16	15	32	29
Income tax expense (benefit)	1	(12)	2	(11)
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	2	4	5
EBITDA	190	185	270	345
Gain on sales of assets, net	(1)	—	(1)	—
Gain on derecognition of assets(1)	(16)	(15)	(32)	(29)
Share-based compensation expense	5	5	9	9
Impairment and casualty loss	—	7	70	13
Other items	5	11	11	17
Adjusted EBITDA	183	193	327	355
Less: Adjusted EBITDA from investments in affiliates	(5)	(8)	(13)	(16)
Add: All other(2)	13	14	28	29
Hotel Adjusted EBITDA	$191	$199	$342	$368
_____________________________________
(1)For the three and six months ended June 30, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
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
The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(5)	$64	$(62)	$92
Depreciation and amortization expense	122	64	191	129
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Gain on sales of assets, net	(1)	—	(1)	—
Gain on derecognition of assets(1)	(16)	(15)	(32)	(29)
Impairment loss	—	7	70	12
Equity investment adjustments:
Equity in earnings from investments in affiliates	(2)	(1)	(2)	(1)
Pro rata FFO of investments in affiliates	4	4	5	5
Nareit FFO attributable to stockholders	101	122	167	206
Casualty loss	—	—	—	1
Share-based compensation expense	5	5	9	9
Interest expense associated with hotels in receivership(1)	16	15	32	29
Other items	7	(5)	13	3
Adjusted FFO attributable to stockholders	$129	$137	$221	$248
Nareit FFO per share – Diluted(2)	$0.51	$0.58	$0.83	$0.98
Adjusted FFO per share – Diluted(2)	$0.64	$0.65	$1.10	$1.18
_____________________________________
(1)For the three and six months ended June 30, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Per share amounts are calculated based on unrounded numbers.

Results of Operations
Our non-comparable hotels in the table of Hotel Revenues and Operating Expenses below consist of two hotels sold and one hotel returned to the lessor upon termination of the ground lease since January 1, 2024. The results of operations of these hotels are included in our consolidated results only during our period of ownership.
Hotel Revenues and Operating Expenses

	Three Months Ended June 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Rooms revenue	$401	$416	$(15)	$(7)	$(8)
Food and beverage revenue	180	182	(2)	(1)	(1)
Ancillary hotel revenue	68	66	2	3	(1)
Rooms expense	105	105	—	1	(1)
Food and beverage expense	122	121	1	3	(2)
Other departmental and support expense	152	155	(3)	1	(4)
Other property expense	50	57	(7)	(5)	(2)
Management fees expense	31	33	(2)	(2)	—
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Six Months Ended June 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Rooms revenue	$764	$790	$(26)	$(13)	$(13)
Food and beverage revenue	362	364	(2)	1	(3)
Ancillary hotel revenue	131	128	3	4	(1)
Rooms expense	205	207	(2)	2	(4)
Food and beverage expense	245	244	1	4	(3)
Other departmental and support expense	303	300	3	10	(7)
Other property expense	107	109	(2)	—	(2)
Management fees expense	61	63	(2)	(1)	(1)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

Group, transient, contract and other rooms revenue for the three and six months ended June 30, 2025, as well as the change for each type of rooms revenue compared to the same periods in 2024 are as follows:

	Three Months Ended June 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Group rooms revenue	$121	$128	$(7)	$(5)	$(2)
Transient rooms revenue	250	255	(5)	(1)	(4)
Contract rooms revenue	21	23	(2)	—	(2)
Other rooms revenue	9	10	(1)	—	(1)
Rooms revenue	$401	$416	$(15)	$(6)	$(9)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Six Months Ended June 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Group rooms revenue	$245	$251	$(6)	$(4)	$(2)
Transient rooms revenue	464	478	(14)	(8)	(6)
Contract rooms revenue	38	44	(6)	(3)	(3)
Other rooms revenue	17	17	—	—	—
Rooms revenue	$764	$790	$(26)	$(15)	$(11)
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions

The changes in hotel revenues and operating expenses for our comparable hotels during the three and six months ended June 30, 2025 compared to the same periods in 2024 were primarily attributable to increases at our hotels in the Orlando, New Orleans, New York and Key West markets, offset by decreases at our hotels in our Hawaii, Miami and Boston markets.
Our Orlando hotels experienced an increase in food and beverage revenue of 5.3% and 7.4% for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024 as a result of the benefit derived from the comprehensive renovation and expansion projects at the Bonnet Creek complex completed in early 2024. The Waldorf Astoria Orlando benefited from an increase in both group and transient demand, resulting in increases in occupancy and ADR of 12.6 percentage points and 2.6%, respectively, for the three months ended June 30, 2025, and 13.7 percentage points and 4.4%, respectively, for the six months ended June 30, 2025, compared to the same periods in 2024. The Signia by Hilton Orlando Bonnet Creek benefited primarily from an increase in group demand, resulting in an increase in ADR of 3.2% and 2.8%, respectively, for the three and six months ended June 30, 2025 compared to the same periods in 2024, while occupancy remained steady.
For the three months ended June 30, 2025, the Hilton New Orleans Riverside benefited from an increase in both group and transient demand, with occupancy increasing 3.3 percentage points, and food and beverage revenue increasing 9.3% compared to the same period in 2024. For the six months ended June 30, 2025, the hotel benefited from an increase in group demand, which was driven by the Super Bowl that was held in February 2025, with ADR increasing 5.9% and food and beverage revenue increasing 7.2% compared to the same period in 2024.
The New York Hilton Midtown benefited from an increase in both group and transient demand, resulting in increases in occupancy and ADR of 3.0 percentage points and 6.2%, respectively, for the three months ended June 30, 2025, and ADR increasing 6.6% for the six months ended June 30, 2025, compared to the same periods in 2024.
The increase in the Key West market was a result of the Casa Marina Key West, Curio Collection, which continues to benefit from the hotel’s comprehensive renovation completed in 2023 and an increase in transient demand, resulting in increases in occupancy of 9.1 percentage points and 7.9 percentage points, respectively, for the three and six months ended June 30, 2025, compared to the same periods in 2024.
These increases were offset by decreases in hotel revenues and operating expenses at our two Hawaii hotels where combined occupancy and ADR decreased 8.3 percentage points and 2.2%, respectively, for the three months ended June 30, 2025 and 10.1 percentage points and 2.3%, respectively, for the six months ended June 30, 2025 compared to the same periods in 2024 due to decreases in group and transient demand, partially related to disruption from renovations at both hotels. Additionally, the Royal Palm South Beach Miami, a Tribute Portfolio Resort, suspended operations beginning in May 2025 for a full-scale renovation.
During the six months ended June 30, 2024, our Boston hotels benefited from a $5 million grant received from a state program and our Hawaii hotels benefited from a state unemployment tax refund of approximately $4 million, both of which reduced operating expenses.
Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$13	$11	18.2%	$26	$24	8.3%
Share-based compensation expense	5	5	—	9	9	—
Other corporate expenses	1	2	(50.0)	2	2	—
Total corporate general and administrative	$19	$18	5.6%	$37	$35	5.7%
Impairment and casualty loss
During the six months ended June 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, due to a change in our intent to hold the hotel and our inability to recover the carrying value of the asset. During the three and six months ended June 30, 2024, we recognized impairment losses of approximately $7 million and $12 million, respectively, related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 7: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
The increase in depreciation expense for the three and six months ended June 30, 2025, compared to the same periods in 2024, is primarily due to accelerated depreciation of approximately $56 million recognized in connection with the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025.
Gain on derecognition of assets
During the three and six months ended June 30, 2025, we recognized a gain of $16 million and $32 million, respectively, and during the three and six months ended June 30, 2024, we recognized a gain of $15 million and $29 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
Non-operating Income and Expenses
Interest income
Interest income decreased $3 million and $5 million during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily as a result of a decrease in average cash balances.
Interest expense
Interest expense associated with our debt for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percent Change	2025	2024	Percent Change

	(in millions)			(in millions)
HHV Mortgage Loan(1)	$14	$14	—%	$27	$27	—%
Other mortgage loans	5	4	25.0	8	9	(11.1)
Revolver	1	—	—	2	1	100.0
2024 Term Loan(2)	3	2	50.0	6	2	200.0
2025 Senior Notes(3)	—	7	(100.0)	—	19	(100.0)
2028 Senior Notes(3)	10	10	—	21	21	—
2029 Senior Notes(3)	9	9	—	18	18	—
2030 Senior Notes(3)	9	5	80.0	19	5	280.0
Other	2	3	(33.3)	4	5	(20.0)
Total interest expense	$53	$54	(1.9)%	$105	$107	(1.9)%
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
Interest expense associated with hotels in receivership
For the three and six months ended June 30, 2025, interest expense of $16 million and $32 million, respectively, and for the three and six months ended June 30, 2024, interest expense of $15 million and $29 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2025, we had total cash and cash equivalents of $319 million and $28 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With $950 million available under our revolving credit facility (“Revolver”) and $319 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, we have no significant maturities until the fourth quarter of 2026. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In April 2025, we declared a second quarter dividend of $0.25 per share that was paid on July 15, 2025 to stockholders of record as of June 30, 2025. In addition, we declared a third quarter dividend of $0.25 per share in July 2025 to be paid on October 15, 2025 to stockholders of record as of September 30, 2025. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $161 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors terminated a previous $300 million stock repurchase program that was approved in February 2023 (the “February 2023 Stock Repurchase Program”) and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the “February 2025 Stock Repurchase Program”), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the six months ended June 30, 2025, we repurchased 3.5 million shares of our common stock, including 1.4 million shares under the 2023 Stock Repurchase Program and 2.1 million shares under the 2025 Stock Repurchase Program, for a total purchase price of $45 million. As of June 30, 2025, $275 million remained available for stock repurchases under the 2025 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2025	2024	Percent Change

	(in millions)
Net cash provided by operating activities	$194	$209	(7.2)%
Net cash used in investing activities	(45)	(121)	(62.8)
Net cash used in financing activities	(242)	(354)	(31.6)
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $15 million decrease in net cash provided by operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to decreases in occupancy at certain of our hotels, including the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which suspended operations in May 2025 for full-scale renovations.
Investing Activities
The $45 million in net cash used in investing activities for the six months ended June 30, 2025 was attributable to $120 million of capital expenditures, partially offset by $75 million of net proceeds from the sale of the Hyatt Centric Fisherman’s Wharf.
The $121 million in net cash used in investing activities for the six months ended June 30, 2024 was attributable to capital expenditures.
Financing Activities
The $242 million in net cash used in financing activities for the six months ended June 30, 2025 was primarily attributable to $181 million of dividends paid and the repurchase of approximately 3.5 million shares of our common stock for $45 million.
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

We declared the following dividends to holders of our common stock during 2025:

Record Date	Payment Date	Dividend per Share
March 31, 2025	April 15, 2025	$0.25
June 30, 2025	July 15, 2025	$0.25
September 30, 2025	October 15, 2025	$0.25
Debt
As of June 30, 2025, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes, and excluding the $725 million SF Mortgage Loan (that we ceased making debt service payments in June 2023) and our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the six months ended June 30, 2025, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2025 through January 31, 2025	1,430,264	$14.00	1,430,264	$14
February 1, 2025 through February 28, 2025	178,986	$12.73	—	$300
March 1, 2025 through March 31, 2025	2,085,011	$11.97	2,085,011	$275
April 1, 2025 through April 30, 2025	106	$9.36	—	$275
May 1, 2025 through May 31, 2025	103	$10.26	—	$275
June 1, 2025 through June 30, 2025	431	$10.13	—	$275
Total	3,694,901		3,515,275
_____________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as 179,626 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

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
Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we have received a notice of default from the servicer. As of August 1, 2025, the total arrearage related to the SF Mortgage Loan, including interest and fees was $132 million, of which $64 million is default interest. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court has appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the hotels. The receiver also had the ability to sell the hotels until March 31, 2025; however, the deadline was extended and in July 2025, a purchase and sale agreement to consummate the sale of the hotels has been executed with a closing expected by October 29, 2025. If the hotels are not sold to the buyer by October 29, 2025, the receivership will end with a non-judicial foreclosure as soon as permissible under California law.
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

Park Hotels & Resorts Inc.

Date: August 1, 2025	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 1, 2025	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)