Form 10-Q
period 2025-09-30
Park Hotels & Resorts Inc.
filed 2025-11-03
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on October 30, 2025 was 199,898,278.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Property and equipment, net	$7,174	$7,398
Contract asset	868	820
Intangibles, net	41	41
Cash and cash equivalents	278	402
Restricted cash	31	38
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	124	131
Prepaid expenses	55	69
Other assets	78	71
Operating lease right-of-use assets	181	191
TOTAL ASSETS (variable interest entities – $209 and $223)	$8,830	$9,161
LIABILITIES AND EQUITY
Liabilities
Debt	$3,839	$3,841
Debt associated with hotels in receivership	725	725
Accrued interest associated with hotels in receivership	143	95
Accounts payable and accrued expenses	237	226
Dividends payable	56	138
Due to hotel managers	107	138
Other liabilities	182	179
Operating lease liabilities	215	225
Total liabilities (variable interest entities – $196 and $201)	5,504	5,567
Commitments and contingencies – refer to Note 12
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 200,945,761 shares issued and 199,911,257 shares outstanding as of September 30, 2025 and 203,407,320 shares issued and 202,553,194 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	4,027	4,063
Accumulated deficit	(647)	(420)
Total stockholders’ equity	3,382	3,645
Noncontrolling interests	(56)	(51)
Total equity	3,326	3,594
TOTAL LIABILITIES AND EQUITY	$8,830	$9,161
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rooms	$370	$403	$1,134	$1,193
Food and beverage	150	157	512	521
Ancillary hotel	67	68	198	196
Other	23	21	68	64
Total revenues	610	649	1,912	1,974

Operating expenses
Rooms	106	107	311	314
Food and beverage	112	112	357	356
Other departmental and support	148	154	451	454
Other property	56	65	163	174
Management fees	27	30	88	93
Impairment and casualty loss	—	—	70	13
Depreciation and amortization	78	63	269	192
Corporate general and administrative	17	17	54	52
Other	23	21	67	62
Total expenses	567	569	1,830	1,710

Gain on sale of assets, net	—	—	1	—
Gain on derecognition of assets	16	15	48	44

Operating income	59	95	131	308

Interest income	3	6	8	16
Interest expense	(53)	(54)	(158)	(161)
Interest expense associated with hotels in receivership	(16)	(15)	(48)	(44)
Equity in earnings from investments in affiliates	—	28	2	29
Other (loss) gain, net	(1)	(1)	—	(4)

(Loss) income before income taxes	(8)	59	(65)	144
Income tax (expense) benefit	(6)	(2)	(8)	9
Net (loss) income	(14)	57	(73)	153
Net income attributable to noncontrolling interests	(2)	(3)	(5)	(7)
Net (loss) income attributable to stockholders	$(16)	$54	$(78)	$146

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(0.08)	$0.26	$(0.40)	$0.70
(Loss) earnings per share – Diluted	$(0.08)	$0.26	$(0.40)	$0.69

Weighted average shares outstanding – Basic	199	206	199	208
Weighted average shares outstanding – Diluted	199	208	199	210

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(73)	$153
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	269	192
Gain on sales of assets, net	(1)	—
Gain on derecognition of assets	(48)	(44)
Impairment loss	70	12
Equity in earnings from investments in affiliates	(2)	(29)
Other loss, net	2	3
Share-based compensation expense	14	14
Amortization of deferred financing costs	6	6
Distributions from unconsolidated affiliates	4	4
Deferred income taxes	4	(13)
Changes in operating assets and liabilities	48	51
Net cash provided by operating activities	293	349
Investing Activities:
Capital expenditures for property and equipment	(188)	(164)
Proceeds from asset dispositions, net	75	—
Distributions from unconsolidated affiliates	—	33
Contributions to unconsolidated affiliates	—	(3)
Net cash used in investing activities	(113)	(134)
Financing Activities:
Proceeds from issuance of Senior Notes	—	550
Repurchase or redemption of Senior Notes	—	(650)
Borrowings from credit facilities	—	200
Repayments of mortgage debt	(6)	(6)
Debt issuance costs	(16)	(11)
Dividends paid	(230)	(459)
Distributions to noncontrolling interests, net	(10)	(6)
Tax withholdings on share-based compensation	(4)	(5)
Repurchase of common stock	(45)	(60)
Net cash used in financing activities	(311)	(447)
Net decrease in cash and cash equivalents and restricted cash	(131)	(232)
Cash and cash equivalents and restricted cash, beginning of period	440	750
Cash and cash equivalents and restricted cash, end of period	$309	$518

Supplemental Disclosures
Non-cash investing and financing activities:
Accrued capital expenditures	$38	$27
Dividends declared but unpaid	50	51
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	2	4,017	(525)	(58)	3,436
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(5)	3	(2)
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	200	2	4,022	(580)	(56)	3,388
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(16)	2	(14)
Dividends and dividend equivalents(1)	—	—	—	(51)	—	(51)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of September 30, 2025	200	$2	$4,027	$(647)	$(56)	$3,326

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2023	210	$2	$4,156	$(344)	$(46)	$3,768
Share-based compensation, net	1	—	(2)	2	—	—
Net income	—	—	—	28	1	29
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of March 31, 2024	211	2	4,154	(367)	(47)	3,742
Share-based compensation, net	—	—	4	—	—	4
Net income	—	—	—	64	3	67
Dividends and dividend equivalents(1)	—	—	—	(52)	—	(52)
Repurchase of common stock	(2)	—	(25)	—	—	(25)
Balance as of June 30, 2024	209	2	4,133	(355)	(44)	3,736
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	54	3	57
Dividends and dividend equivalents(1)	—	—	—	(52)	—	(52)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Repurchase of common stock	(3)	—	(35)	—	—	(35)
Balance as of September 30, 2024	206	$2	$4,103	$(353)	$(45)	$3,707
___________________________________
(1)Dividends declared per common share were $0.25 for each of the three months ended March 31, 2025, June 30, 2025, September 30, 2025, March 31, 2024, June 30, 2024 and September 30, 2024.

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
In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which better aligns software cost accounting with how software is generally developed. Although early adoption is permitted, we expect to adopt ASU 2025-06 when it becomes effective January 1, 2028 on either a prospective or modified transition approach, which considers the status of software projects that are in progress. We are currently evaluating the effect that ASU 2025-06 will have on our consolidated financial statements.
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
Additionally, in September 2025, we permanently closed the Embassy Suites Kansas City Plaza and terminated its ground lease, returning the property to the ground lessor.
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
Additionally, in August 2024, we permanently closed the Hilton Oakland Airport and terminated its ground lease, returning the property to the ground lessor.

Note 4: Property and Equipment
Property and equipment were:

	September 30, 2025	December 31, 2024

	(in millions)
Land	$2,985	$3,018
Buildings and leasehold improvements	5,814	5,989
Furniture and equipment	1,017	1,023
Construction-in-progress	183	152
	9,999	10,182
Accumulated depreciation	(2,825)	(2,784)
	$7,174	$7,398
Depreciation of property and equipment was $77 million and $63 million during the three months ended September 30, 2025 and 2024, respectively, and $268 million and $191 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for the three and nine months ended September 30, 2025 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025.
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

	September 30, 2025	December 31, 2024

	(in millions)
Property and equipment, net	$182	$181
Cash and cash equivalents	19	34
Restricted cash	3	2
Accounts receivable, net	4	3
Prepaid expenses	1	3
Debt	184	186
Accounts payable and accrued expenses	9	10
Due to hotel manager	—	3
Other liabilities	3	2
Unconsolidated Entities
Three of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $684 million and $685 million as of September 30, 2025 and December 31, 2024, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Debt
Debt balances and associated interest rates as of September 30, 2025 were:

			Principal balance as of
	Interest Rate at September 30, 2025	Maturity Date	September 30, 2025	December 31, 2024

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.40%	2026 to 2027(2)	357	364
Revolver(3)	SOFR + 2.00%	September 2029	—	—
2024 Term Loan	SOFR + 1.95%(4)	May 2027	200	200
2025 Delayed Draw Term Loan	SOFR + 1.95%	January 2030	—	—
2028 Senior Notes(5)	5.88%	October 2028	725	725
2029 Senior Notes(5)	4.88%	May 2029	750	750
2030 Senior Notes(5)	7.00%	February 2030	550	550
Finance lease obligations	7.04%	2026 to 2028	1	1
			3,858	3,865
Less: unamortized deferred financing costs and discount			(19)	(24)
			$3,839	$3,841
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months notice. As of September 30, 2025, we had not received notice from the lender.
(3)Our senior unsecured revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of September 30, 2025, we had $1 billion of available capacity under our Revolver and no outstanding letters of credit.
(4)As of September 30, 2025, our all-in interest rate for the $200 million senior unsecured term loan (“2024 Term Loan”) was 6.09%.
(5)Our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Credit Facilities
Revolver, 2024 Term Loan and 2025 Delayed Draw Term Loan
In September 2025, the Company and our Operating Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for an increase in the aggregate commitments for the Revolver from $950 million to $1 billion, a new $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”), which allows for up to three draws through September 17, 2026, and the continuation of the 2024 Term Loan. The Credit Agreement extended the Revolver’s maturity date to September 17, 2029, with an option to extend its maturity by one year as either (i) a one-year extension or (ii) two six-month extensions. The 2025 Delayed Draw Term Loan matures on January 2, 2030, with an option to extend its maturity by an additional one-year period. The maturity date of the 2024 Term Loan remains May 14, 2027.
The Credit Agreement includes the option to increase the Revolver and increase or add new term loans under the Credit Agreement by up to $1 billion in the aggregate, subject to obtaining additional lender commitments and the satisfaction of certain customary conditions. Borrowings under the Revolver, the 2024 Term Loan and the 2025 Delayed Draw Term Loan bear interest based upon the secured overnight financing rate (“SOFR”), plus an applicable margin based on our leverage ratio. The Credit Agreement removed the previous credit spread adjustment on the Revolver and the 2024 Term Loan of 0.10%. We are subject to fees between 0.20% and 0.25% based on unused commitments under the Revolver, as well as a 0.25% ticking fee on the undrawn portion of the 2025 Delayed Draw Term Loan. As of September 30, 2025, there were no borrowings outstanding under the Revolver or the 2025 Delayed Draw Term Loan.
The Credit Agreement generally maintained the financial covenants under our existing credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio. During the three and nine months ended September 30, 2025, we capitalized $8 million of financing fees incurred related to the Revolver and $8 million related to the 2025 Delayed Draw Term Loan. We will begin amortizing financing fees for the 2025 Delayed Draw Term Loan when drawn upon.
Debt Maturities
The contractual maturities of our debt, excluding debt associated with hotels in receivership, and assuming the exercise of all extensions that are exercisable solely at our option, as of September 30, 2025 were:

Year	(in millions)
2025	$53
2026	1,550
2027	230
2028	725
2029	750
Thereafter	550
$3,858
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”). The SF Mortgage Loan was due November 2023, and we received a notice of default from the servicer. The stated rate on the loan is 4.11%; however, beginning June 1, 2023, the default interest rate on the loan is 7.11%. Additionally, beginning June 1, 2023, the loan accrues a monthly late payment administrative fee of 3% of the monthly amount due. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the Hilton San Francisco Hotels, and also has the ability to sell the hotels. The receiver has executed an agreement to sell the hotels, and the court has approved the transaction with a closing expected by November 21, 2025. If the hotels are not sold to the buyer by November 21, 2025, the receivership will end with a non-judicial foreclosure as soon as permissible under California law.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023 when the receiver took control of the hotels. During the three and nine months ended September 30, 2025, we recognized a gain of $16 million and $48 million, respectively, and during the three and nine months ended September 30, 2024, we recognized a gain of $15 million and $44 million, respectively, which are included in gain on derecognition of assets in our condensed consolidated statements of operations. The gain represents the accrued interest expense associated with the default of the SF Mortgage Loan, which results in a corresponding increase of the contract asset on our condensed consolidated balance sheets as we expect to be released from this obligation upon final resolution with the lender on the SF Mortgage Loan, in exchange for the transfer of ownership of the Hilton San Francisco Hotels. As of September 30, 2025 and December 31, 2024, the contract asset on our condensed consolidated balance sheets was $868 million and $820 million, respectively. The SF Mortgage Loan will remain a liability until final resolution with the lender, and thus, is included in debt associated with hotels in receivership on our condensed consolidated balance sheets.

Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2025		December 31, 2024
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,239	$1,275	$1,212
Other mortgage loans	3	357	351	364	349
2024 Term Loan	3	200	199	200	199
2028 Senior Notes	1	725	725	725	712
2029 Senior Notes	1	750	730	750	706
2030 Senior Notes	1	550	567	550	559
The fair value of the SF Mortgage Loan, with a carrying value of $725 million as of both September 30, 2025 and December 31, 2024 and categorized as Level 3 of the fair value hierarchy, was $718 million as of both September 30, 2025 and December 31, 2024. Refer to Note 6: “Debt” for additional information.
During the nine months ended September 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, due to a change in our intent to hold the hotel and our inability to recover the carrying value of the asset. During the nine months ended September 30, 2024, we recognized an impairment loss of approximately $12 million, related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. The estimated fair value of the assets that were measured on a nonrecurring basis were:

	September 30, 2025(1)		September 30, 2024(2)
	Fair Value	Impairment Loss	Fair Value	Impairment Loss
	(in millions)
Property and equipment	$74	$70	$2	$12
Total	$74	$70	$2	$12
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
Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the three or nine months ended September 30, 2025 and 2024 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

During the three and nine months ended September 30, 2025, we recognized income tax expense of $6 million and $8 million respectively, which was primarily related to taxable income from our TRSs.
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
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of September 30, 2025, 5,243,921 shares of common stock remain available for future issuance. An amendment and restatement of the 2017 Director Plan was approved by our stockholders in April 2025 to, among other changes, increase the number of shares available to be issued by 875,000, from 950,000 to 1,825,000. As of September 30, 2025, 857,428 shares of common stock remain available for future issuance. For both the three months ended September 30, 2025 and 2024, we recognized $5 million of share-based compensation expense and $14 million for both the nine months ended September 30, 2025 and 2024. As of September 30, 2025, unrecognized compensation expense was $23 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the nine months ended September 30, 2025 and 2024 was $12 million and $14 million, respectively.
Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. The following table provides a summary of stock awards for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,009,671	$15.66
Granted	858,221	12.27
Vested	(547,634)	15.58
Forfeited	(39,855)	14.01
Unvested at September 30, 2025	1,280,403	$13.47
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
The following table provides a summary of PSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2025	1,516,571	$19.43
Granted	758,610	11.18
Vested	(381,857)	21.93
Forfeited	(12,037)	16.52
Unvested at September 30, 2025	1,881,287	$15.62

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
(3)Based on the yields of U.S. Department of Treasury instruments with similar expected terms of the PSUs at the grant date of each award.
Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(16)	$54	$(78)	$146
Earnings attributable to participating securities	—	(1)	—	(1)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	(16)	53	(78)	145
Denominator:
Weighted average shares outstanding – basic	199	206	199	208
Unvested restricted shares	—	2	—	2
Weighted average shares outstanding – diluted	199	208	199	210

(Loss) earnings per share – Basic(1)	$(0.08)	$0.26	$(0.40)	$0.70
(Loss) earnings per share – Diluted(1)	$(0.08)	$0.26	$(0.40)	$0.69
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2025 and 2024 because their effect would have been anti-dilutive.

Note 11: Business Segment Information
As of September 30, 2025, we have two operating segments, our consolidated hotels and unconsolidated hotels. Our unconsolidated hotels operating segment does not meet the definition of a reportable segment, thus our consolidated hotels operating segment is our only reportable segment. Our Chief Operating Decision Maker (the “CODM”), who is our chief executive officer, evaluates our consolidated hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
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

The following table presents our reportable segment revenues reconciled to our consolidated amounts, reportable segment expenses and Hotel Adjusted EBITDA reconciled to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Revenues:
Total revenues	$610	$649	$1,912	$1,974
Less: Other revenues	(23)	(21)	(68)	(64)
Total segment revenues	587	628	1,844	1,910

Less:
Rooms expense	106	107	311	314
Food and beverage expense	112	112	357	356
Other departmental and support expense	148	154	451	454
Management fees	27	30	88	93
Other property segment expenses(1)	53	57	154	157
Total segment expenses	446	460	1,361	1,374

Hotel Adjusted EBITDA	141	168	483	536
Other revenues	23	21	68	64
Depreciation and amortization expense	(78)	(63)	(269)	(192)
Corporate general and administrative expense	(17)	(17)	(54)	(52)
Impairment and casualty loss	—	—	(70)	(13)
Other operating expenses	(23)	(21)	(67)	(62)
Gain on sales of assets, net	—	—	1	—
Gain on derecognition of assets	16	15	48	44
Interest income	3	6	8	16
Interest expense	(53)	(54)	(158)	(161)
Interest expense associated with hotels in receivership	(16)	(15)	(48)	(44)
Equity in earnings from investments in affiliates	—	28	2	29
Income tax (expense) benefit	(6)	(2)	(8)	9
Other (loss) gain, net	(1)	(1)	—	(4)
Other items	(3)	(8)	(9)	(17)
Net (loss) income	$(14)	$57	$(73)	$153
___________________________________________________________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.
The following table presents total assets for our consolidated hotels, reconciled to total assets:

	September 30, 2025	December 31, 2024

	(in millions)
Consolidated hotels	$8,823	$9,153
All other	7	8
Total assets	$8,830	$9,161

Note 12: Commitments and Contingencies
As of September 30, 2025, we had outstanding commitments under third-party contracts of approximately $128 million for capital expenditures at our properties, of which $25 million relates to the transformative renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, $21 million relates to guestroom renovations at the Hilton Hawaiian Village Waikiki Beach Resort, $15 million relates to guestroom renovations at the Hilton Waikoloa Village, and $9 million relates to guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of September 30, 2025 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to the effects of our decision to cease payments on the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by two of our San Francisco hotels – the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”) and our expectation that the hotels will be sold by the court-appointed receiver by November 21, 2025, with the buyer assuming the SF Mortgage Loan at that time, as well as our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the use of proceeds from our new $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) and the anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations, including as a result of the government shutdown), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 38 hotels, consisting of premium-branded hotels and resorts with over 24,000 rooms, of which over 87% are luxury and upper upscale (as defined by Smith Travel Research) and are located in prime U.S. markets and its territories. Our high-quality portfolio currently includes hotels mostly in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for travel. Heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. During the third quarter of 2025, we have relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession, geopolitical conflicts or further continuation of the government shutdown, we are cautiously optimistic for the remainder of 2025 based on expected improvements in group demand and continued benefits from transformative renovations at certain of our hotels.
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
Average Daily Rate
Average daily rate (“ADR”) represents rooms revenue divided by total number of room nights sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. ADR is a commonly used performance measure in the hotel industry, and we use ADR to assess pricing levels that we are able to generate by type of customer, as changes in rates have a more pronounced effect on overall revenues and incremental profitability than changes in occupancy, as described above.
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
Comparable Hotels Data
We present certain data for our hotels on a comparable hotel basis as supplemental information for investors. We present comparable hotel results to help us and our investors evaluate the ongoing performance of our comparable hotels. Our comparable hotels data includes results from hotels that were active and operating in our portfolio since January 1st of the previous year and excludes results from property dispositions that have occurred through September 30, 2025 and the Hilton San Francisco Hotels, which were placed into receivership at the end of October 2023.
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
The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net (loss) income	$(14)	$57	$(73)	$153
Depreciation and amortization expense	78	63	269	192
Interest income	(3)	(6)	(8)	(16)
Interest expense	53	54	158	161
Interest expense associated with hotels in receivership(1)	16	15	48	44
Income tax expense (benefit)	6	2	8	(9)
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	2	4	6	9
EBITDA	138	189	408	534
Gain on sales of assets, net(2)	—	(19)	(1)	(19)
Gain on derecognition of assets(1)	(16)	(15)	(48)	(44)
Share-based compensation expense	5	5	14	14
Impairment and casualty loss	—	—	70	13
Other items	3	(1)	14	16
Adjusted EBITDA	130	159	457	514
Less: Adjusted EBITDA from investments in affiliates	(3)	(3)	(16)	(19)
Add: All other(3)	14	12	42	41
Hotel Adjusted EBITDA	$141	$168	$483	$536
_____________________________________
(1)For the three and nine months ended September 30, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)For the three and nine months ended September 30, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines included in equity in earnings from investments in affiliates.
(3)Includes other revenues and other expenses, non-income taxes on leases with our taxable REIT subsidiaries included in other property expenses and corporate general and administrative expenses.

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

The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(16)	$54	$(78)	$146
Depreciation and amortization expense	78	63	269	192
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Gain on sales of assets, net	—	—	(1)	—
Gain on derecognition of assets(1)	(16)	(15)	(48)	(44)
Impairment loss	—	—	70	12
Equity investment adjustments:
Equity in earnings from investments in affiliates	—	(28)	(2)	(29)
Pro rata FFO of investments in affiliates	—	9	5	14
Nareit FFO attributable to stockholders	45	82	212	288
Casualty loss	—	—	—	1
Share-based compensation expense	5	5	14	14
Interest expense associated with hotels in receivership(1)	16	15	48	44
Other items	4	—	17	3
Adjusted FFO attributable to stockholders	$70	$102	$291	$350
Nareit FFO per share – Diluted(2)	$0.22	$0.40	$1.06	$1.37
Adjusted FFO per share – Diluted(2)	$0.35	$0.49	$1.45	$1.67
_____________________________________
(1)For the three and nine months ended September 30, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which is offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
(2)Per share amounts are calculated based on unrounded numbers.
Results of Operations
Our non-comparable hotels in the table of Hotel Revenues and Operating Expenses below consist of two hotels sold and two hotels returned to the lessor upon termination of the ground lease since January 1, 2024. The results of operations of these hotels are included in our consolidated results only during our period of ownership.

Hotel Revenues and Operating Expenses

	Three Months Ended September 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Rooms revenue	$370	$403	$(33)	$(23)	$(10)
Food and beverage revenue	150	157	(7)	(5)	(2)
Ancillary hotel revenue	67	68	(1)	1	(2)
Rooms expense	106	107	(1)	2	(3)
Food and beverage expense	112	112	—	2	(2)
Other departmental and support expense	148	154	(6)	(1)	(5)
Other property expense	56	65	(9)	(4)	(5)
Management fees expense	27	30	(3)	(2)	(1)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Rooms revenue	$1,134	$1,193	$(59)	$(36)	$(23)
Food and beverage revenue	512	521	(9)	(4)	(5)
Ancillary hotel revenue	198	196	2	5	(3)
Rooms expense	311	314	(3)	4	(7)
Food and beverage expense	357	356	1	6	(5)
Other departmental and support expense	451	454	(3)	9	(12)
Other property expense	163	174	(11)	(5)	(6)
Management fees expense	88	93	(5)	(4)	(1)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.
Group, transient, contract and other rooms revenue for the three and nine months ended September 30, 2025, as well as the change for each type of rooms revenue compared to the same periods in 2024 were as follows:

	Three Months Ended September 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Group rooms revenue	$88	$107	$(19)	$(18)	$(1)
Transient rooms revenue	253	264	(11)	(4)	(7)
Contract rooms revenue	21	24	(3)	(1)	(2)
Other rooms revenue	8	8	—	—	—
Rooms revenue	$370	$403	$(33)	$(23)	$(10)
_____________________________________
(1)Change from our comparable hotels primarily relates to the market-specific conditions discussed below.

	Nine Months Ended September 30,
	2025	2024	Change	Change from Comparable Hotels(1)	Change from Non-Comparable Hotels

	(in millions)
Group rooms revenue	$333	$358	$(25)	$(20)	$(5)
Transient rooms revenue	717	742	(25)	(12)	(13)
Contract rooms revenue	59	68	(9)	(4)	(5)
Other rooms revenue	25	25	—	—	—
Rooms revenue	$1,134	$1,193	$(59)	$(36)	$(23)
_____________________________________
(1)Change from other factors primarily relates to the market-specific conditions discussed below.
Market-Specific Conditions
The changes in hotel revenues and operating expenses for our comparable hotels during the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily attributable to decreases at our hotels in our Hawaii and Miami markets, partially offset by increases at our hotels in the Orlando, New York, Puerto Rico and Key West markets.
At our two Hawaii hotels, group and transient demand decreased, partially related to disruption from renovations at both hotels and ongoing recovery from the labor strike at the Hilton Hawaiian Village Waikiki Beach Resort last year. Combined occupancy and ADR decreased 5.6 percentage points and 5.6%, respectively, for the three months ended September 30, 2025 and 8.6 percentage points and 3.4%, respectively, for the nine months ended September 30, 2025, compared to the same periods in 2024. Additionally, the Royal Palm South Beach Miami, a Tribute Portfolio Resort, suspended operations beginning in May 2025 for a full-scale renovation.
These decreases were offset by increases in hotel revenues and operating expenses at several of our key markets. Our Orlando hotels experienced an increase in food and beverage revenue of 5.5% and 6.9% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 as a result of the benefit derived from the comprehensive renovation and expansion projects at the Bonnet Creek complex completed in early 2024. The Waldorf Astoria Orlando benefited from an increase in both group and transient demand, resulting in an increase in ADR of 4.8% while maintaining occupancy for the three months ended September 30, 2025, and increases in ADR and occupancy of 5.8% and 9.1 percentage points, respectively, for the nine months ended September 30, 2025, compared to the same periods in 2024. The Signia by Hilton Orlando Bonnet Creek benefited primarily from an increase in transient demand, resulting in an increase in ADR of 3.3% and 3.1%, respectively, for the three and nine months ended September 30, 2025 compared to the same periods in 2024.
The New York Hilton Midtown experienced an increase in food and beverage revenue of 27.7% and 3.4% for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in banquet and catering revenue. It also benefited from an increase in transient demand, resulting in an increase in ADR of 5.2% and 6.0%, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024.
The Caribe Hilton in Puerto Rico continues to benefit from an increase in transient demand resulting in increases in occupancy of 15.5 percentage points and 13.9 percentage points for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.
The increase in the Key West market was a result of the Casa Marina Key West, Curio Collection, which continues to benefit from the hotel’s comprehensive renovation completed in 2023 and an increase in transient demand, resulting in increases in occupancy of 4.5 percentage points and 6.8 percentage points, respectively, for the three and nine months ended September 30, 2025, compared to the same periods in 2024.

Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$11	$11	—%	$37	$35	5.7%
Share-based compensation expense	5	5	—	14	14	—
Other corporate expenses	1	1	—	3	3	—
Total corporate general and administrative	$17	$17	—%	$54	$52	3.8%
Impairment and casualty loss
During the nine months ended September 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, due to a change in our intent to hold the hotel and our inability to recover the carrying value of the asset. During the nine months ended September 30, 2024, we recognized an impairment loss of approximately $12 million, related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 7: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
The increase in depreciation expense for the three and nine months ended September 30, 2025, compared to the same periods in 2024, was primarily due to accelerated depreciation recognized in connection with renovations at certain of our hotels, including approximately $56 million related to the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025.
Gain on derecognition of assets
During the three and nine months ended September 30, 2025, we recognized a gain of $16 million and $48 million, respectively, and during the three and nine months ended September 30, 2024, we recognized a gain of $15 million and $44 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets, as we expect to be released from this obligation upon final resolution with the lender.
Non-operating Income and Expenses
Interest income
Interest income decreased $3 million and $8 million during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily as a result of a decrease in average cash balances.

Interest expense
Interest expense associated with our debt for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percent Change	2025	2024	Percent Change

	(in millions)			(in millions)
HHV Mortgage Loan(1)	$13	$13	—%	$40	$40	—%
Other mortgage loans	4	5	(20.0)	12	14	(14.3)
Revolver	—	1	(100.0)	2	2	—
2024 Term Loan(2)	4	4	—	10	6	66.7
2025 Senior Notes(3)	—	—	—	—	19	(100.0)
2028 Senior Notes(3)	11	11	—	32	32	—
2029 Senior Notes(3)	9	9	—	27	27	—
2030 Senior Notes(3)	10	10	—	29	15	93.3
Other	2	1	100.0	6	6	—
Total interest expense	$53	$54	(1.9)%	$158	$161	(1.9)%
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)The $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024.
(3)In May 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”), all of which were repurchased or redeemed during the second quarter of 2024. Our Operating Company, PK Domestic, and PK Finance also issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Interest expense associated with hotels in receivership
For the three and nine months ended September 30, 2025, interest expense of $16 million and $48 million, respectively, and for the three and nine months ended September 30, 2024, interest expense of $15 million and $44 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Other (loss) gain, net
During the nine months ended September 30, 2024, we recognized a loss of approximately $4 million, primarily related to the write-off of the remaining unamortized deferred financing costs associated with the repurchase and redemption of all the 2025 Senior Notes.
Equity in earnings from investments in affiliates
Equity in earnings from investments in affiliates decreased $28 million and $27 million for the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024 primarily due to a $19 million gain from the sale of the Hilton La Jolla Torrey Pines in July 2024.

Income tax benefit (expense)
During the three and nine months ended September 30, 2025, we recognized income tax expense of $6 million and $8 million respectively, which was primarily related to taxable income from our TRSs.
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
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2025, we had total cash and cash equivalents of $278 million and $31 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With the recent amendment and restatement of our existing credit agreement in September 2025, which increased the available capacity under our senior unsecured revolving credit facility (“Revolver”) to $1 billion and added the new 2025 Delayed Draw Term Loan of up to $800 million, in addition to the $278 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. Excluding the SF Mortgage Loan for which we ceased to make debt service payments in June 2023 and is in default, we have no significant maturities until the fourth quarter of 2026, and we intend to draw upon the 2025 Delayed Draw Term Loan in 2026 to assist in repaying two mortgage loans totaling approximately $1.4 billion maturing in 2026. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In July 2025, we declared a third quarter dividend of $0.25 per share that was paid on October 15, 2025 to stockholders of record as of September 30, 2025. In addition, we declared a fourth quarter dividend of $0.25 per share in October 2025 to be paid on January 15, 2026 to stockholders of record as of December 31, 2025. Many of the other expenses associated with our hotels are relatively fixed, including portions of rent expense, property taxes and insurance. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $128 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.

Stock Repurchase Program
In February 2025, our Board of Directors terminated a previous $300 million stock repurchase program that was approved in February 2023 (the “February 2023 Stock Repurchase Program”) and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the “February 2025 Stock Repurchase Program”), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the nine months ended September 30, 2025, we repurchased 3.5 million shares of our common stock, including 1.4 million shares under the February 2023 Stock Repurchase Program and 2.1 million shares under the February 2025 Stock Repurchase Program, for a total purchase price of $45 million. As of September 30, 2025, $275 million remained available for stock repurchases under the February 2025 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2025	2024	Percent Change

	(in millions)
Net cash provided by operating activities	$293	$349	(16.0)%
Net cash used in investing activities	(113)	(134)	(15.7)
Net cash used in financing activities	(311)	(447)	(30.4)
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $56 million decrease in net cash provided by operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to decreases in occupancy at certain of our hotels, including the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which suspended operations in May 2025 for a full-scale renovation.
Investing Activities
The $113 million in net cash used in investing activities for the nine months ended September 30, 2025 was attributable to $188 million of capital expenditures, partially offset by $75 million of net proceeds from the sale of the Hyatt Centric Fisherman’s Wharf.
The $134 million in net cash used in investing activities for the nine months ended September 30, 2024 was attributable to $164 million of capital expenditures, partially offset by $33 million of distributions from unconsolidated affiliates primarily related to the sale of the Hilton La Jolla Torrey Pines.
Financing Activities
The $311 million in net cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to $230 million of dividends paid, the repurchase of approximately 3.5 million shares of our common stock for $45 million and $16 million in financing fees related to the recent amendment to our credit agreement in September 2025.
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
We declared the following dividends to holders of our common stock during 2025:

Record Date	Payment Date	Dividend per Share
March 31, 2025	April 15, 2025	$0.25
June 30, 2025	July 15, 2025	$0.25
September 30, 2025	October 15, 2025	$0.25
December 31, 2025	January 15, 2026	$0.25
Debt
As of September 30, 2025, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes, and excluding the $725 million SF Mortgage Loan (that we ceased making debt service payments in June 2023) and our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the nine months ended September 30, 2025, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2025 through January 31, 2025	1,430,264	$14.00	1,430,264	$14
February 1, 2025 through February 28, 2025	178,986	$12.73	—	$300
March 1, 2025 through March 31, 2025	2,085,011	$11.97	2,085,011	$275
April 1, 2025 through April 30, 2025	106	$9.36	—	$275
May 1, 2025 through May 31, 2025	103	$10.26	—	$275
June 1, 2025 through June 30, 2025	431	$10.13	—	$275
July 1, 2025 through July 31, 2025	181	$10.83	—	$275
August 1, 2025 through August 31, 2025	402	$10.33	—	$275
September 1, 2025 through September 30, 2025	169	$12.00	—	$275
Total	3,695,653		3,515,275
_____________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as 180,378 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.

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
Item 3. Defaults Upon Senior Securities.
In June 2023, we ceased making debt service payments toward the SF Mortgage Loan, and we received a notice of default from the servicer. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which serve as security for the SF Mortgage Loan, and their operations, and thus, we have no further economic interest in the operations of the hotels. The receiver operates and has authority over the Hilton San Francisco Hotels, and also has the ability to sell the hotels. The receiver has executed an agreement to sell the hotels, and the court has approved the transaction with a closing expected by November 21, 2025. If the hotels are not sold to the buyer by November 21, 2025, the receivership will end with a non-judicial foreclosure as soon as permissible under California law. As of November 3, 2025, the total arrearage related to the SF Mortgage Loan, including interest and fees was $149 million, of which $73 million was default interest.
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

10.1
Second Amended and Restated Credit Agreement, dated as of September 17, 2025, by and among Park Hotels & Resorts Inc., Park Intermediate Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders and agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 17, 2025).

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

Park Hotels & Resorts Inc.

Date: November 3, 2025	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 3, 2025	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)