Form 10-K
period 2025-12-31
Park Hotels & Resorts Inc.
filed 2026-02-20
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,005 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 13, 2026 was 201,398,439.
Documents incorporated by reference: The information called for by Part III will be incorporated by reference from the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements related to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the use of proceeds from our $800 million senior unsecured delayed draw term loan facility and the anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations, including as a result of government shutdowns), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, including of our Non-Core hotels, the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
•“ADR” or “average daily rate,” (which we also refer to as “rate”) represents rooms revenue divided by total number of room nights sold in a given period.

•the “Core” portfolio includes 20 of our consolidated hotels and one unconsolidated joint venture and consists primarily of hotels and resorts that cater to group and leisure demand; however, Core hotel financial data is based on our 20 consolidated hotels only.
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
•“Non-Core” hotels represent the Company’s hotels that are not considered Core hotels. As of February 20, 2026, our remaining Non-Core portfolio includes 12 consolidated hotels and one unconsolidated joint venture, which the Company is expecting to divest from its portfolio; however, Non-Core hotel financial data presented by the Company reflects consolidated hotels only.
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

PART I
Item 1. Business
Our Company
We are one of the largest publicly-traded lodging real estate investment trusts (“REIT”) with a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. As of February 20, 2026, our portfolio consists of 34 premium-branded hotels and resorts with approximately 23,000 rooms, located in prime United States (“U.S.”) markets with high barriers to entry. Our strategic focus is on our 21 Core hotels, including one unconsolidated joint venture, with our consolidated Core hotels contributing approximately 90% of our Hotel Adjusted EBITDA. All of our rooms are located in the U.S. and its territories, and over 96% of rooms in our Core portfolio are luxury and upper upscale. We are focused on consistently delivering superior risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy, with a strategic focus on our Core portfolio, while maintaining a strong and flexible balance sheet.
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
Our Business and Growth Strategies
Our objective is to be the preeminent lodging REIT, focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy, with a strategic focus on our Core portfolio, while maintaining a strong and flexible balance sheet. We intend to pursue our objective by divesting our Non-Core hotels to further enhance our overall portfolio quality and long-term growth profile, while utilizing sale proceeds to further reduce our leverage, re-invest in our Core portfolio and increase shareholder value, through the following strategies:
•Operational Excellence through Active Asset Management. We collaborate with our third-party managers to improve property-level operating performance and profitability for each of our hotels and resorts through our proactive asset management efforts. We continue to identify revenue-enhancement opportunities and drive cost efficiencies to maximize the operating performance, cash flow and value of each hotel. As a pure-play lodging real estate company with significant financial resources and an extensive portfolio of large, multi-use assets, including seven hotels (all within the Core portfolio) with 125,000 square feet of meeting space or more, we believe our ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity, particularly for our Core portfolio. These may include the expansion of meeting platforms in convention and resort markets; the upgrade or redevelopment of existing amenities, including retail platforms, food and beverage outlets, pools and other facilities; the development of vacant land into income-generating uses, including retail or mixed-use properties; or the redevelopment or optimization of underutilized spaces. Recent and ongoing projects at our Core hotels include:
◦Completion of more than $220 million of projects at our Bonnet Creek complex in 2024, including a meeting space expansion project and renovation of guestrooms, existing meeting space, lobbies, the golf course and other recreational amenities;
◦Nearly $250 million of comprehensive guestroom renovations at the iconic Rainbow Tower at the Hilton Hawaiian Village Waikiki Beach Resort, the Palace Tower at the Hilton Waikoloa Village and the Main Tower at the Hilton New Orleans Riverside, which commenced in 2024:
▪Completed the first of three phases of guestroom renovations totaling $16 million at the main tower of the Hilton New Orleans Riverside in November 2024 and the second phase of over $30 million of guestroom renovations in January 2026, with the third phase expected to total approximately $37 million with a completion date in late 2026;
▪Completed the first of two phases of guestroom renovations and room conversions at our Hawaii hotels, totaling nearly $75 million, during the first quarter of 2025, with the second and final phase of guestroom renovations and room conversions at the Hilton Waikoloa Village completed in January 2026 and the second and final phase at the Hilton Hawaiian Village Waikiki Beach Resort expected to be completed in March 2026 for approximately $85 million for both hotels; and
◦Over $100 million of comprehensive renovations at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which commenced in May 2025 and includes the full renovation of all 393 guestrooms at the oceanfront hotel, along with the addition of 11 new guestrooms, with an expected reopening in June 2026.
We also may create value through repositioning certain Core hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Finally, we are focused on maintaining the competitive strength of our Core hotels and adapting to evolving customer preferences by renovating properties to provide updated guestroom design, open and activated lobby areas, food and beverage and public spaces, and modernized meeting space.
•Pursuing Growth and Diversification through Prudent Capital Allocation. We intend to leverage our scale, liquidity and transaction expertise to create value throughout all phases of the lodging cycle through opportunistic acquisitions, dispositions, and/or corporate transactions, in addition to value-enhancing return on investment projects at our Core hotels, which we believe will enable us to further diversify our portfolio. Since our spin-off on January 3, 2017 from Hilton Parent that established us as an independent, publicly traded company, we have sold or otherwise disposed of 51 hotels, most of them located in lower growth domestic and international markets for a total of $3 billion, which provided us with additional liquidity to de-leverage our balance sheet and to execute on a variety of strategic corporate initiatives. In addition, we continue to make progress to divest our remaining Non-Core hotels. We will continue to opportunistically seek to expand our presence in target markets and further diversify over time, including by acquiring hotels, when appropriate, that are affiliated with leading hotel brands and operators.
•Maintaining a Strong and Flexible Balance Sheet. We intend to maintain a strong and flexible balance sheet that will enable us to navigate the various seasons of the lodging cycle. We expect to maintain sufficient liquidity with minimal short-term maturities and intend to have a mix of debt that will provide us with the flexibility to prepay debt when desired, dispose of Non-Core hotels, pursue our value enhancement strategies within our existing Core portfolio, and support acquisition activity. In September 2025, the Company and our Operating Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for an increase in the aggregate commitments for the senior unsecured revolving credit facility (“Revolver”) from $950 million to $1 billion, a new $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”), which allows for up to three draws through September 17, 2026, and the continuation of the $200 million senior unsecured term loan (“2024 Term Loan”). The Credit Agreement includes the option to increase the Revolver and increase or add new term loans under the Credit Agreement by up to $1 billion in the aggregate, subject to obtaining additional lender commitments and the satisfaction of certain customary conditions. We expect to reduce our level of secured debt over time, as we intend to draw upon the 2025 Delayed Draw Term Loan in 2026 to assist in repaying two mortgage loans totaling approximately $1.4 billion maturing in 2026. We also intend to further pay down our debt with proceeds from the sales of our Non-Core hotels, which will provide additional balance sheet flexibility. Our senior management team has extensive experience managing capital structures over multiple lodging cycles and has extensive and long-standing relationships with numerous lending institutions and financial advisors to address our capital needs.

Our Properties
The following tables provide summary information regarding our portfolio as of February 20, 2026.
Brand Affiliations and Chain Scale
We own and lease hotels and resorts primarily in the upper upscale chain scale segment. The following table sets forth our portfolio by brand affiliations and chain scale segment:

Brand	Chain Scale	Number of Properties	Total Rooms
Consolidated Core Hotels
Hilton Hotels & Resorts	Upper Upscale	10	11,264
Curio - A Collection by Hilton	Upper Upscale	3	685
Hyatt Regency	Upper Upscale	2	940
Signia by Hilton	Upper Upscale	1	1,009
DoubleTree by Hilton	Upscale	1	627
Waldorf Astoria Hotels & Resorts	Luxury	1	502
Marriott Tribute Portfolio	Upper Upscale	1	393
JW Marriott	Luxury	1	344
		20	15,764
Consolidated Non-Core Hotels
Hilton Hotels & Resorts	Upper Upscale	4	2,024
DoubleTree by Hilton	Upscale	4	1,446
Marriott(1)	Upper Upscale	2	950
Marriott Tribute Portfolio	Upper Upscale	1	403
Embassy Suites by Hilton	Upper Upscale	1	262
		12	5,085
Unconsolidated Joint Ventures
Hilton Hotels & Resorts(2)	Upper Upscale	1	1,424
Embassy Suites by Hilton	Upper Upscale	1	288
		2	1,712
Total		34	22,561
_________________________________________
(1)Includes a white label property.
(2)Included in our Core portfolio.

Type of Property Interest
The following table sets forth our properties according to the nature of our real estate interest:

Types of Interest	Number of Properties	Total Rooms
Consolidated Core Hotels
Fee Simple(1)	17	14,378
Ground Lease	3	1,386
	20	15,764
Consolidated Non-Core Hotels
Fee Simple(1)	6	2,654
Ground Lease	6	2,431
	12	5,085
Unconsolidated Joint Ventures(2)
Fee Simple	2	1,712
Total	34	22,561
____________________________________________________________________________________
(1)Includes certain properties that, while primarily owned in fee simple, are subject to ground leases in respect of certain portions of land or facilities. Refer to “—Ground Leases,” Item 2: “Properties,” and Note 9: “Leases” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
(2)Two of our hotels, one of which is included in our Core portfolio, are owned by unconsolidated joint ventures in which we hold an interest. Refer to Item 2: “Properties” for the percentage ownership in such unconsolidated joint ventures.
Ground Leases
The following table summarizes the remaining primary term, renewal rights and purchase rights associated with land underlying our hotels and meeting facilities that we lease from third parties:

Property	Rooms	Current Lease Term Expiration	Renewal Rights / Purchase Rights
Leases of Wholly-Owned Properties
Core Hotels
Hilton Boston Logan Airport	604	September 30, 2044	2 x 20 years
Hyatt Regency Mission Bay Spa and Marina	438	January 31, 2056	None
JW Marriott San Francisco Union Square	344	January 14, 2083	None
Non-Core Hotels
Embassy Suites Austin Downtown South Congress	262	February 28, 2029	1 x 10 years(1)
DoubleTree Hotel Durango	159	December 31, 2030	1 x 5 years
DoubleTree Hotel San Diego – Mission Valley	300	December 31, 2030	1 x 5 years
Hilton Salt Lake City Center	500	December 31, 2030	1 x 5 years
Hilton Orlando Lake Buena Vista	814	January 31, 2034	1 x 25 years
Hilton Seattle Airport & Conference Center	396	December 31, 2046	Purchase Rights(2) Renewal Rights 2 x 10 years; 1 x 5 years
____________________________________________________________________________________
(1)The term of this renewal option exceeds the expiration of the underlying prime ground lease in 2031. It is unknown whether the landlord under the prime ground lease will grant our landlord a term past 2031.
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
Our approach to corporate citizenship is reinforced by periodic engagement with key stakeholders to understand their corporate responsibility priorities. As part of our ongoing stakeholder engagement and transparency efforts, we participated in the 2025 Global Real Estate Sustainability Benchmark (“GRESB”) assessment for the sixth consecutive year, receiving our highest score thus far, demonstrating the Company’s continued support of its overall corporate responsibility program and desire to make meaningful improvements toward decarbonization. We were recognized by Newsweek as one of America’s Most Responsible Companies for both 2025 and 2026, with 2026 marking the sixth time Park has been included in the annual survey, and we were also named by Newsweek to its America’s Greatest Companies and America’s Most Trustworthy Companies lists for 2025.
We have published our 2025 Annual Corporate Responsibility Report on our website, which discloses our environmental and social programs and performance, our risk management strategy and our governance and oversight practices. The report also includes our Task Force Report on Climate-Related Financial Disclosures (“TCFD”) as well as our Sustainability Accounting Standards Board (“SASB”) and Global Reporting Index (“GRI”) indices. Our executive-level Corporate Responsibility Committee provides oversight of Park’s two dedicated corporate responsibility working subcommittees – the Green Park Committee and the Park Cares Committee. Additionally, corporate responsibility performance targets are embedded into executive performance objectives and compensation.
Each corporate responsibility initiative begins with analysis and work by one of the two working subcommittees, each of which specializes in specific corporate responsibility matters. The Green Park Committee is dedicated to Park’s sustainability efforts and environmental performance and manages the Company’s Green Park Program, which prioritizes the achievement of our sustainability goals, including the reduction of greenhouse gas (“GHG”) emissions across our portfolio and business as a whole. In 2025, the renovation of Tapa Tower at Hilton Hawaiian Village Waikiki Beach Resort earned Park our first hotel-level LEED certification, awarded by the U.S. Green Building Council. We also commenced construction on the first phase of our solar PV panel installation at Hilton Waikoloa Village in December 2025; the first phase of this project is expected to be completed during the first half of 2026.
Resiliency to the effects of climate change on our portfolio is also a central focus of our corporate responsibility program. We have conducted a high-level resiliency study of our portfolio, mapping out climate-related risks that could impact our locations by 2050, and more in-depth studies have been conducted for key coastal properties that are most susceptible to climate-related risks. As a result of these findings, our risk management team has implemented several resiliency initiatives at our coastal hotels, such as the deployment of portable flood barriers around the perimeter of assets susceptible to potential storm surge flooding and the installation of manual transfer switches to more quickly access temporary power from generators in the event of a power loss so that our properties are able to get back up and running more quickly. Our risk management team continues to plan for adaptative measures across our portfolio over both the medium and long term.
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
Franchise Agreements
Five of our hotels are subject to franchise agreements. Pursuant to the franchise agreements, we have been granted a limited, non-exclusive license to use our franchisor’s brand names, marks and systems. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. The franchise agreements specify operational, record-keeping, accounting, reporting and marketing standards and procedures with which we must comply, and will promote consistency across the brand by outlining standards for guest services, products, signage and furniture, fixtures and equipment, among other things. To monitor our compliance, the franchise agreements specify that we must make the hotel available for quality inspections by the franchisor.
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

Tax Matters Agreement
We entered into a tax matters agreement (“Tax Matters Agreement”) with Hilton Parent, HGV Parent and Hilton Domestic Operating Company that governs the respective rights, responsibilities and obligations of us, Hilton Parent and HGV Parent after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. The Tax Matters Agreement provides for an allocation between the parties of pre-spin-off tax liabilities and tax liabilities in the event that the spin-off was not tax-free. Each party has agreed to indemnify the other against any amounts for which they are not responsible under the Tax Matters Agreement. Although binding between the parties, the Tax Matters Agreement is not binding on the Internal Revenue Service (“IRS”).
The Tax Matters Agreement also provides for cross-indemnities with respect to tax matters that, except as otherwise provided in the Tax Matters Agreement, are principally designed to place financial responsibility for the tax-related obligations and liabilities of each business with the appropriate company.
Competition
The lodging industry is highly competitive. Our hotels compete with other hotels for guests on the basis of several factors, including the attractiveness of the facility, location, level of service, quality of accommodations, amenities, food and beverage options and outlets, public and meeting spaces and other guest services, consistency of service, room rate, brand reputation and the ability to earn and redeem loyalty program points through a global system. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the upper upscale chain scale segments. Increased competition could have a material adverse effect on occupancy, ADR and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with globally recognized brands, including access to centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and guest loyalty programs.
Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select-service hotels or independently managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We also face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked from owners, thereby providing an alternative to hotel rooms. We face competition for the acquisition of hotels from other REITs, private equity investors, institutional pension funds, sovereign wealth funds and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During a recovery phase of the lodging cycle, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.
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
Environmental Matters
We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern our business including with respect to any associated air emissions; the use, storage and disposal of hazardous and toxic substances and petroleum products; and wastewater and stormwater discharges. In addition, as a current and former owner or operator of property, we could be subject to investigation and remediation liabilities that could arise under local, state and federal environmental laws, as well as third party claims for personal injury, property and natural resources damages, or other claims by third parties, or penalties, liens or restrictions on operations associated with environmental compliance or the presence, release, disposal or impacts of hazardous or toxic substances or petroleum products arising at or from our current or former properties. We may incur liability for investigation and remediation of such substances or products regardless of whether we knew of, or caused, the presence or release of such substances or products, and such liability may be joint and several. The presence of these substances or products, or the failure to investigate or remediate them, may adversely affect our ability to sell or develop a property or to borrow using the property as collateral or result in restrictions on or interruptions of operations at our properties. The cost of investigation or remediation of such substances or other liabilities related to hazardous substances or petroleum products may be substantial and could exceed the value of the property. Our hotels use and store hazardous and toxic substances and petroleum products, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and also generate certain wastes in connection with operations. From time to time, we may also be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas, polychlorinated biphenyls (“PCBs”) or other hazardous substances or conditions found in or on our properties; and any known or presumed asbestos in our buildings must be properly managed and maintained. We have implemented an on-going operations and maintenance plan that seeks to identify, remediate and manage these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification, management, and remediation of hazardous materials or petroleum products known or discovered to exist at our properties, as well as costs of complying with various local, state and federal environmental, health and safety laws, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.
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
Human Capital
Employees
Through ongoing employee development programs, comprehensive and competitive compensation and benefits, and a focus on our employees’ health and well-being, we strive to help our employees in all aspects of their lives. As of December 31, 2025, we had 90 employees. We believe relations are positive between us and our employees. Our hotel managers are generally responsible for hiring and maintaining the labor force at each of our hotels. Although we do not employ the employees at our hotels, we still are subject to the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor, including the risks associated with strikes and other labor activity, and we believe relations are positive between our third-party hotel managers and their employees. For a discussion of these relationships, refer to “Risk Factors—Risks Related to Our Business and Industry—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.”
We value the unique perspectives that a workforce with diverse cultures, ages, genders, and ethnicities brings to our process. Our commitment to fair treatment and full participation of people from all backgrounds is reflected both in the actions we take within our Company and our efforts in our larger community, such as through recruitment, employee development, mentorship, education, advocacy and community outreach. Park fosters an environment where we can attract and retain top talent and provide equal opportunity for all associates. Ensuring and embracing a workplace where all associates feel welcomed, supported, challenged and heard is an important part of how we evaluate ourselves in terms of managing our business, and developing our associates. We are committed to continually focusing on enhancing and enriching our commitment to our associates by ensuring that our culture of communication and collaboration inspires inclusivity, a sense of belonging and a focus on the wellness of all Park associates. In addition, our Park Cares Committee partners with local organizations that provide services and resources to underserved populations and those in need of social, economic, educational, mental and physical support in our community. All our employees are encouraged to take part in these initiatives.
Additionally, Park has a skilled and highly diverse Board of Directors (the “Board”), which includes eight independent directors and our Chief Executive Officer, Thomas J. Baltimore, Jr., who serves as one of the two co-chairs of Nareit’s Dividends Through Diversity CEO Council, supporting the recruitment, inclusion, development, and advancement of women, Black professionals, other people of color, ethnically diverse individuals, and members of other under-represented groups in REITs and the publicly traded real estate industry.
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

Additionally, we provide employees at corporate headquarters with leadership development programs, professional development training series, corporate technical “lunch and learn” trainings, REIT training, executive coaching and emotional intelligence training. This year, we implemented a peer mentoring program with a goal of creating a collaborative learning experience where colleagues at similar levels learn from one another through structured discussions, knowledge sharing, and skill-building opportunities. Our leadership team encourages employees to continue education and professional certifications with time away from work and training budgets. Our Corporate Strategy and Design & Construction departments also participate in sustainability training, including Nareit’s REITworks conference.
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
Also, in 2025, we conducted one pulse survey, in addition to our annual engagement survey, targeted at enhancing specific systems and processes to improve employee productivity.
Our Board receives regular reports on these initiatives to ensure that we continue to demonstrate our strong commitment to our employees and other human capital matters.
Health, Safety and Well-being
We provide benefits to support our corporate employees and their families, including but not limited to medical, vision and dental insurance, gym memberships, a 401(k) match program, paid parental leave, and an employee assistance program. We also provide numerous initiatives focused on physical, mental and spiritual well-being including immunization clinics and emotional intelligence workshops.
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
Community Engagement
Our Park Cares Committee focuses on engagement with local communities and spearheads volunteer work. In 2025, Park Cares sponsored two community service initiatives where employees were invited to participate with in-kind donations or by volunteering their time, of which 35-50 of our employees participated at each event. In 2025, we supported 20 organizations and/or programs through charitable contributions, sponsorships and scholarships contributing a total of approximately $250,000 in cash donations. The hotels within our portfolio are also extremely involved with their respective communities, raising money or donating supplies, food or services as well as contributing countless hours to many worthwhile causes.
For additional information on the above matters, please review our 2025 Annual Corporate Responsibility Report on our website.
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
Economic disruptions, including as a result of elevated interest rates and elevated rates of inflation or a potential economic slowdown or recession, may adversely affect our business by affecting consumer sentiment and demand for travel, which can cause fluctuations in hotel revenues or earnings at our hotels. Our labor or other costs may also rise due to inflation, and there can be no assurance that we will be able to pass cost increases on to travelers through higher rates. There can also be no assurances that we will not experience future fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations.
Additionally, the effects of the global COVID-19 pandemic on the hotel industry were unprecedented, and another pandemic or other unexpected event that results in a prolonged decrease in travel in the future could have similar affects, including a drastic reduction in global demand for lodging and historically low occupancy levels. These challenges may adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.
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
•extended government shutdowns;
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
An element of our business strategy is identifying and consummating acquisitions of additional hotels and portfolios. Since our acquisition of Chesapeake Lodging Trust in 2019, we have not acquired any new hotels, and we can provide no assurances that we will be successful in identifying attractive hotels in the future or that, once identified, we will be successful in consummating future acquisitions. We also face significant competition for attractive investment opportunities, which may impact our ability to acquire certain hotels or portfolios that we deem attractive at a favorable price, pursuant to acceptable terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially increase our costs or impede our growth.
We may continue to seek to sell or otherwise dispose of certain hotels as we seek to pursue growth and diversification through prudent capital allocation, including our expectation to sell all our Non-Core hotels. However, investments in real estate are illiquid, and it may not be possible to dispose of assets in a timely manner or on favorable terms, which could adversely affect our financial condition, operating results and cash flows.
Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers, and we cannot predict whether we will be able to sell any hotel we desire for the price or on the terms set by us or acceptable to us, or the length of time needed to find a willing buyer and to close the sale of the hotel. Upon sales of properties or assets, we may become subject to contractual indemnity obligations, incur unusual or extraordinary distribution requirements, be required to expend funds to correct defects or make capital improvements or, as a result of required debt repayment, face a shortage of liquidity. In addition, many of our hotel management and franchise agreements generally contain restrictive covenants that limit or restrict our ability to sell a hotel free of the management or franchise encumbrance other than to permitted transferees, and as a result we may be prohibited from taking disposition actions that would otherwise be in our and our stockholders’ best interests.
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
In order for us to continue to qualify as a REIT, independent third parties must operate our hotels. We lease substantially all of our hotels to our TRS lessees. Our TRS lessees and the TRSs that own our hotels, in turn, have entered into management agreements with independent third-party managers to operate our hotels. We could be materially and adversely affected if any third-party hotel manager fails to provide quality services and amenities, secure its data and systems, timely and accurately report financial results, maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and could be held financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. In addition, our third-party hotel managers manage, and in some cases may own or lease, or may have invested in or may have provided credit support or operating guarantees to hotels that compete with our hotels, any of which could result in conflicts of interest. As a result, third-party managers may make decisions regarding competing lodging facilities that are not in our best interests.
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

We may be deemed to be a joint employer with our third-party hotel managers under certain new non-income tax laws, rules and regulations.

We do not directly employ or manage employees at any of our hotels, and our third-party managers are responsible for hiring, supervising and managing the labor force at our hotels. Recent legislative proposals introduced in certain states and local jurisdictions have included provisions requiring that hotel owners be deemed an employer of workers at our hotels. Changes in laws or regulations relating to the employer relationship that result in a determination that we are a “joint employer” with our hotel operators could subject us to liability for employment-related and other liabilities of our hotel operators and could cause us to incur other costs that have a material adverse effect on our business (including our qualification for taxation as a REIT), financial condition and results of operations.
Cyber threats and the risk of cybersecurity incidents affecting our hotel managers’ or our own information technology and systems, including third-party service providers, could materially adversely affect our business.
Our hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, including personally identifiable information of hotel guests, such as credit card numbers.
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
In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes and employee personally identifiable information. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents and even then, our security measures may subsequently be deemed to have been inadequate by regulators or courts given the lack of prescriptive measures in data security and cybersecurity laws as well as regulators’ evolving interpretations of cybersecurity laws and standards. There can be no assurance that the security measures we have taken to protect these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be compromised, including through system or user error, physical or electronic break-ins, computer viruses, or cyber-attacks. Due to the complexity and interconnectedness of our information technologies and systems, and those upon which we rely, the process of upgrading or patching our protective measures could itself create a risk of cybersecurity issues or system disruptions for the Company. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges. Any actual or suspected cybersecurity incident or disruption to our information technologies and systems could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to or result in liability claims, litigation, monetary losses or regulatory oversight, investigations or penalties which could be significant. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. If our hotel managers’ information networks and systems, our corporate technologies and systems, or third-party information systems on which we rely suffer severe damage, disruption or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose revenue and profits as a result of our inability to provide services or invoice and collect payments, and we could experience delays in reporting our financial results.

In the conduct of our business, both we and our hotel managers rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party entities are subject to similar risks related to cybersecurity, privacy violations, business interruption, and system and employee failures and an attack against such third-party service provider or partner could have a material adverse effect on our business. While we may be entitled to damages if our third-party service providers fail to satisfy their cybersecurity-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
We and our third-party providers have experienced cybersecurity threats and incidents in the past and expect them to continue. These cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business, results of operations or financial condition within the last three years. However, such incidents could have a material adverse effect on us in the future.
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
A significant portion of our room count is located in a concentrated number of markets that exposes us to greater risk to local economic or business conditions, changes in hotel supply in these markets, and other conditions than more geographically diversified hotel companies. As of December 31, 2025, hotels in Florida, Hawaii, Chicago, New York City,

New Orleans and Boston represented over 69% of our room count, with our hotels in Florida and Hawaii alone representing approximately 36% of our room count and over 39% of our total revenue in 2025. An economic downturn, an increase in hotel supply, a change in guest preferences for certain geographic locations or markets, strikes or other labor activity, a force majeure event, a natural disaster, changing weather patterns and other physical effects of climate change (including supply chain disruptions), a terrorist attack or similar event in any one of these markets likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these markets and our overall results of operations, which could be material, and could significantly increase our costs.
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
Because certain types of losses are uncertain, including those caused by natural disaster, the effects of climate change or other catastrophic losses, they may be uninsurable or prohibitively expensive. There are also other risks that may fall outside the general coverage terms and limits of our policies, including losses related to cybersecurity incidents, terrorism, natural disaster or climate change. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to pay the full value of our financial obligations, our liabilities or the replacement cost of any lost investment or property. Furthermore, certain of our properties may currently qualify as legally permissible nonconforming uses and improvements, including certain of our iconic and most profitable properties, and we may not be permitted to rebuild such properties as they exist now or at all, regardless of insurance proceeds, if such properties are destroyed. Any loss of this nature, whether insured or not, could materially adversely affect our results of operations and prospects.
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

We depend on external sources of capital for future growth. Any disruption to our ability to access capital at times and on terms reasonably acceptable to us may adversely affect our business and results of operations.
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
In 2024, we experienced near-term disruption as a result of negotiations between our third-party operators and unions at certain hotels, which included strikes and other labor activity. Strikes, as well as lockouts, public demonstrations or other negative actions and publicity that may occur from time to time may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also have incurred and may in the future incur increased legal costs and indirect labor, maintenance and operational costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. As we do not directly employ the employees at our hotels, we do not have the ability to control the outcome of these negotiations.
We could be materially and adversely affected if we are found to be in breach of a ground lease or are unable to renew a ground lease.
Unless we purchase a fee interest in the land and improvements at our properties subject to our ground leases or extend the terms of these leases before their expiration, we will lose our right to operate these properties and we will not have any economic interest in the land or improvements at the expiration of our ground leases; therefore, we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. We can provide no assurances that we will be able to renew any ground lease upon its expiration at all or on favorable terms. In addition, if we are found to be in breach of certain of our third-party ground leases, we could lose the right to use the applicable hotel. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. We are currently in active litigation with a ground lessor who alleges breach of a ground lease(s) related to the Hilton Salt Lake City Center, DoubleTree Hotel San Diego - Mission Valley and/or DoubleTree Hotel Durango and against whom we allege, among other things, breach of the same ground lease(s). Additionally, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. If we were to lose the right to use a hotel, we would be unable to derive income from such hotel, which could adversely affect us.

Heightened focus on corporate responsibility may constrain our business operations, impose additional costs and expose us to new risks that could adversely impact our results of operations, financial condition and the price of our securities.
We are committed to corporate responsibility. Some investors may use corporate responsibility factors to guide their investment strategies, and potential and current employees, business partners and vendors may consider these factors when considering relationships with us, and guests may consider these factors when deciding whether to stay at our properties. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon corporate responsibility metrics. Many investors focus on corporate responsibility-related business practices and scores when choosing where to allocate their investments and may consider a company’s score as a factor in making an investment decision. The focus and activism related to corporate responsibility and related matters may constrain our business operations or increase expenses. Additionally, we may face reputational damage in the event our corporate responsibility initiatives do not meet the standards set by various constituencies, including those of third-party providers of corporate responsibility ratings and reports. Furthermore, should peer companies outperform us in such metrics, potential or current investors may elect to invest with our competitors and employees, vendors and business partners may choose not to do business with us, or potential guests may choose to stay at competitor hotels, which could have an adverse impact on us or the price of our securities.
In recent years, diverse views about the value of environmental, social and governance (“ESG”) specific efforts have emerged from consumers and policymakers. As we continue to invest and focus on corporate responsibility efforts and initiatives that we believe are appropriate, we could also be criticized by ESG detractors for the scope or nature of our corporate responsibility initiatives or goals. We could also be subjected to negative responses by governmental actors (such as anti-corporate responsibility legislation or retaliatory legislative treatment) and guests, that could adversely affect our reputation, financial condition and results of operations.
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
The debt agreements and instruments that govern our outstanding indebtedness, including our senior unsecured credit facilities and senior notes, impose significant financial and operating restrictions on us, including covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions, mergers or asset sales or transactions with affiliates. In addition, if we fail to satisfy the covenants contained in the credit agreement that governs our senior unsecured credit facilities, our ability to borrow additional funds under the credit facilities may be restricted. Furthermore, the credit agreement and indentures that govern our senior notes contain certain affirmative covenants that require us to be in compliance with certain leverage, liquidity and other financial ratios, and the loan documents governing the mortgage-backed loans of our subsidiaries also require them to maintain certain debt service coverage ratios and minimum net worth requirements. We cannot assure you that we will be able to comply with our financial or other covenants and, if we fail to do so, we may not be able to obtain waivers from the lenders or noteholders, as applicable, and/or amend the covenants. Our failure to comply with the restrictive covenants described above, as well as other terms of our other indebtedness and/or the terms of any future indebtedness from time to time, could result in an event of default, as happened with the Hilton San Francisco Hotels (as defined below). If the event of default is not cured or waived, it could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our financial condition and results of operations could be adversely affected. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot or do not meet our future debt service obligations, we will also risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.
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
We have been taxed as a REIT for U.S. federal income tax purposes beginning January 4, 2017. We believe we have been organized and operated, and expect to continue to be organized and operate, in a manner to qualify as a REIT. However, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Our REIT status is also dependent upon the ongoing and historic qualification of subsidiary entities qualifying as REITs or TRSs, as applicable, as a result of its substantial ownership interest in those entities. Furthermore, new tax or other legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we, or any of our subsidiary entities qualifying as REITs, fail to qualify as a REIT in any tax year, then:
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
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
Park’s Audit Committee oversees its cybersecurity risk assessment, risk management and risk mitigation policies and programs. Park’s Enterprise Risk Management (“ERM”) Committee reports to the Audit Committee and is responsible for identifying Park’s cybersecurity risks. Park also has a dedicated Risk Management team that reports to the ERM Committee, which includes representatives from several departments, external consultants and insurance professionals who interface with brand and management partners to assist with risk mitigation at our properties. Additionally, we have engaged third-party service providers to assist with risk mitigation activities, implementing security monitoring capabilities designed to alert us to suspicious activity, and developing an incident response program that is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident. Our cybersecurity incident response plan requires prompt notification of senior management in the event of a cybersecurity incident that has affected or is expected to affect the Company and prompt briefings on subsequent developments as appropriate. We have undertaken table-top risk exercises and employees participate in mandatory annual trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the Company. The Company’s cybersecurity program is informed by industry-recognized security frameworks such as the U.S. National Institute of Standards and Technology Cybersecurity Framework. We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and performing additional risk screenings and procedures, as appropriate.
Management and Board Oversight
Our Chief Financial Officer (“CFO”) has significant work experience related to information security issues and oversight and is the executive officer that oversees our cybersecurity program, which includes the implementation of controls to identify threats, detect attacks and protect our information assets. Our dedicated ERM Committee, which includes our CFO and certain members of our executive leadership team, provides principal oversight and guidance of our cybersecurity risk management programs and processes. While our Board has overall responsibility for risk oversight, our Audit Committee oversees cybersecurity risk matters. Our Audit Committee is responsible for reviewing and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures and the guidelines, programs and steps implemented by management to assess, manage and mitigate any such exposures. The ERM Committee reports to the Audit Committee at least annually on the Company’s enterprise risk management and will report cybersecurity incidents to the Audit Committee as they occur, if material. The Audit Committee will inform the full Board regarding significant cybersecurity incidents, as appropriate.

Cybersecurity Risks

In addition to the reliance on our own information technology systems, we rely on the information technology systems of our hotel managers to protect proprietary and customer information as well as our third-party service providers who support key portions of our operations. Any compromises of our own network or the networks of our hotel managers or third-party service providers could materially affect our business, financial condition and results of operations. For a discussion of our cybersecurity risks, refer to “Part I - Item 1A. Risk Factors - Risks Related to Our Business - Cyber threats and the risk of cybersecurity incidents affecting our hotel managers’ or our own information technology and systems, including third-party service providers, could materially adversely affect our business” included elsewhere within this Annual Report on Form 10-K. As of February 20, 2026, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats. Although we have experienced cybersecurity incidents, to date, none have had a material adverse effect on us. We carry insurance that helps provide protection against the potential losses arising from cybersecurity incidents, although we may incur expenses and losses related to a cybersecurity incident that are not covered by insurance or are in excess of our insurance coverage.

Item 2. Properties.
Our Properties
The following table provides a list of our portfolio as of February 20, 2026:

Location	Type(1)	Ownership Percentage	Rooms
Consolidated Core Hotels
California
Hyatt Regency Mission Bay Spa and Marina	GL	100%	438
Hilton Santa Barbara Beachfront Resort	FS	50%	360
JW Marriott San Francisco Union Square	GL	100%	344
Juniper Hotel Cupertino, Curio Collection	FS	100%	224
Colorado
Hilton Denver City Center	FS(2)	100%	613
Florida
Signia by Hilton Orlando Bonnet Creek	FS	100%	1,009
Waldorf Astoria Orlando	FS	100%	502
Royal Palm South Beach Miami, a Tribute Portfolio Resort	FS	100%	393
Casa Marina Key West, Curio Collection	FS	100%	311
The Reach Key West, Curio Collection	FS	100%	150
Hawaii
Hilton Hawaiian Village Waikiki Beach Resort	FS(2)	100%	2,872
Hilton Waikoloa Village	FS(2)	100%	661
Illinois
Hilton Chicago	FS	100%	1,544
Louisiana
Hilton New Orleans Riverside	FS(2)	100%	1,622
Massachusetts
Hilton Boston Logan Airport	GL	100%	604
Hyatt Regency Boston	FS	100%	502
New York
New York Hilton Midtown	FS(2)	100%	1,878
Puerto Rico
Caribe Hilton	FS(2)	100%	652
Virginia
DoubleTree Hotel Washington DC – Crystal City	FS	100%	627
Hilton McLean Tysons Corner	FS	100%	458
			15,764
Consolidated Non-Core Hotels
California
DoubleTree Hotel San Jose	FS	100%	505
DoubleTree Hotel Ontario Airport	FS	67%	482
DoubleTree Hotel San Diego – Mission Valley	GL	100%	300
Colorado
DoubleTree Hotel Durango	GL	100%	159
Florida
Hilton Orlando Lake Buena Vista	GL	100%	814

Location	Type(1)	Ownership Percentage	Rooms
Illinois
The Wade(3)	FS	100%	520
The Midland Hotel, a Tribute Portfolio Hotel(4)	FS	100%	403
Massachusetts
Boston Marriott Newton	FS	100%	430
New Jersey
Hilton Short Hills	FS	100%	314
Texas
Embassy Suites Austin Downtown South Congress	GL	100%	262
Utah
Hilton Salt Lake City Center	GL	100%	500
Washington
Hilton Seattle Airport & Conference Center	GL	100%	396
			5,085
Unconsolidated Joint Ventures
Florida
Hilton Orlando(5)	JV, FS	20%	1,424
Virginia
Embassy Suites Alexandria Old Town	JV, FS(2)	50%	288
			1,712
Total			22,561
____________________________________________________________________________________
(1)“FS” refers to fee simple ownership interest; “GL” refers to ground lease; “JV” refers to unconsolidated joint venture.
(2)Certain portions of land or facilities are subject to lease.
(3)In February 2025, the W Chicago – Lakeshore was converted to The Wade.
(4)In January 2025, the W Chicago – City Center was converted to The Midland Hotel, a Tribute Portfolio Hotel.
(5)Included in our Core portfolio.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the symbol “PK”.
Shareholder Information
At February 13, 2026, we had 16 holders of record of our common stock. However, because our common stock is held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.
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

Share Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2020 against the cumulative total returns of the National Association of Real Estate Investment Trust (“Nareit”) Equity Index and the Standard and Poor’s MidCap 400 Index (“S&P 400 Index”). The graph assumes an initial investment of $100 in our common stock and each of the indexes on December 31, 2020, and that all dividends and other distributions were reinvested.

Total Return Performance
150
145
140
135
130
125
120
115
110
105
100
95
90
85
80
75
70
65
60
55
50
Index Value
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Period Ending
Park Hotels and Resorts
Nareit Equity Index
S&P 400 Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Park Hotels and Resorts Inc.	$100.00	$110.09	$68.89	$94.52	$101.00	$84.35
S&P 400 Index	100.00	123.21	105.37	120.59	135.30	143.29
Nareit Equity Index	100.00	143.24	108.34	123.21	133.97	137.83
This performance graph shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing by us under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliate Purchasers

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs(3) (in millions)
January 1, 2025 through January 31, 2025	1,430,264	$14.00	1,430,264	$14
February 1, 2025 through February 28, 2025	178,986	$12.73	—	$300
March 1, 2025 through March 31, 2025	2,085,011	$11.97	2,085,011	$275
April 1, 2025 through April 30, 2025	106	$9.36	—	$275
May 1, 2025 through May 31, 2025	103	$10.26	—	$275
June 1, 2025 through June 30, 2025	431	$10.13	—	$275
July 1, 2025 through July 31, 2025	181	$10.83	—	$275
August 1, 2025 through August 31, 2025	402	$10.33	—	$275
September 1, 2025 through September 30, 2025	169	$12.00	—	$275
October 1, 2025 through October 31, 2025	2,918	$11.09	—	$275
November 1, 2025 through November 30, 2025	150	$9.97	—	$275
December 1, 2025 through December 31, 2025	—	$—	—	$275
Total	3,698,721		3,515,275
____________________________________________________________________________________
(1)The number of shares purchased represents shares of common stock repurchased under the applicable previously announced stock repurchase programs as well as 183,446 shares of common stock surrendered by certain of our employees to satisfy their federal and state tax obligations associated with the vesting of restricted common stock.
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
Stock Repurchase Program
In February 2025, our Board terminated a previous $300 million stock repurchase program that was approved in February 2023 (the “February 2023 Stock Repurchase Program”) and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the “February 2025 Stock Repurchase Program”), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2025, we repurchased 3.5 million shares of our common stock, including 1.4 million shares under the February 2023 Stock Repurchase Program and 2.1 million shares under the February 2025 Stock Repurchase Program, for a total purchase price of $45 million. As of December 31, 2025, $275 million remained available for stock repurchases under the February 2025 Stock Repurchase Program.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements, related notes included thereto and Item 1A., “Risk Factors,” appearing elsewhere in this Annual Report on Form 10-K. For the discussion and analysis of our 2023 financial condition and results of operations compared to 2024, refer to Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 34 hotels consisting of premium-branded hotels and resorts with approximately 23,000 rooms, located in prime U.S. markets and its territories. Our strategic focus is on our Core portfolio, with our consolidated Core hotels contributing approximately 90% of our Hotel Adjusted EBITDA. Over 96% of rooms in our Core portfolio are luxury and upper upscale, and our Core hotels are located in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
Our objective is to be the preeminent lodging real estate investment trust (“REIT”), focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy, while maintaining a strong and flexible balance sheet. As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity, particularly for our Core portfolio. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispose of all 13 remaining Non-Core hotels to further enhance the value and diversification of our assets throughout the lodging cycle.
As a result of a shift in our business strategy to dispose of all Non-Core hotels, we now operate our business through three operating segments, our consolidated Core hotels, consolidated Non-Core hotels and unconsolidated hotels. Only our consolidated Core hotels and consolidated Non-Core hotels are reportable segments. Refer to Note 14: “Business Segment Information” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information regarding our operating segments.
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
Outlook
Economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for travel. Heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. Additionally, geopolitical conflicts and trends may continue to decrease inbound international travel. During 2025, we relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession, geopolitical conflicts or trends, disapproval of U.S. foreign or domestic policy, or another government shutdown, we are cautiously optimistic for 2026 based on upcoming major events, including the World Cup and the 250th anniversary of the U.S., continued benefits from transformative renovations at certain of our hotels, including the expected reopening of the Royal Palm South Beach Miami, a Tribute Portfolio Resort (“Royal Palm”) in June 2026, the benefits of divesting Non-Core hotels and expected macroeconomic improvement from continued deregulation.

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
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA and do not reflect any cash requirements for such replacements.

The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Year Ended December 31,
	2025	2024

	(in millions)
Net (loss) income	$(277)	$226
Depreciation and amortization expense	336	257
Interest income	(10)	(21)
Interest expense	209	214
Interest expense associated with hotels in receivership(1)	58	60
Income tax expense (benefit)	7	(61)
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	7	10
EBITDA	330	685
Gain on sales of assets, net(2)	(18)	(27)
Gain on derecognition of assets(1)	(58)	(60)
Share-based compensation expense	19	19
Impairment and casualty loss	319	14
Other items	17	21
Adjusted EBITDA	609	652
Less: Adjusted EBITDA from investments in affiliates	(19)	(23)
Add: All other(3)	54	54
Hotel Adjusted EBITDA	644	683
Less: Adjusted EBITDA from Non-Core hotels	(58)	(80)
Core Hotel Adjusted EBITDA	$586	$603
____________________________________________________________________________________
(1)For the years ended December 31, 2025 and 2024, represents accrued interest expense associated with the default of the $725 million non-recourse CMBS loan (“SF Mortgage Loan”), which was offset by a gain on derecognition for the corresponding increase of the contract asset on our consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”), which were sold by the court-appointed receiver on November 21, 2025.
(2)For the year ended December 31, 2025, includes a $16 million gain on the sale of our ownership interest in the Capital Hilton included in other gain (loss), net. For the year ended December 31, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines included in equity in earnings from investments in affiliates.
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
The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Year Ended December 31,
	2025	2024

	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(283)	$212
Depreciation and amortization expense	336	257
Depreciation and amortization expense attributable to noncontrolling interests	(3)	(4)
Gain on sales of assets, net(1)	(18)	(27)
Gain on sale of assets, net, attributable to noncontrolling interests	—	5
Gain on derecognition of assets(2)	(58)	(60)
Impairment loss	318	12
Equity investment adjustments:
Equity in earnings from investments in affiliates(3)	(4)	(12)
Pro rata FFO of investments in affiliates	7	16
Nareit FFO attributable to stockholders	295	399
Share-based compensation expense	19	19
Interest expense associated with hotels in receivership(2)	58	60
Release of deferred tax valuation allowance	—	(54)
Other items	22	6
Adjusted FFO attributable to stockholders	$394	$430
Nareit FFO per share – Diluted(4)	$1.47	$1.91
Adjusted FFO per share – Diluted(4)	$1.97	$2.06
____________________________________________________________________________________
(1)For the year ended December 31, 2025, includes a $16 million gain on the sale of our ownership interest in the Capital Hilton included in other gain (loss), net. For the year ended December 31, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines included in equity in earnings from investments in affiliates.
(2)For the years ended December 31, 2025 and 2024, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025.
(3)For the year ended December 31, 2024, the gain of $19 million on the sale of the Hilton La Jolla Torrey Pines is presented within gain on sale of assets, net above.
(4)Per share amounts are calculated based on unrounded numbers.

Results of Operations
During 2024 and 2025, we disposed of four Non-Core hotels. The results of operations of these Non-Core hotels are included in our consolidated results only during our period of ownership.
Hotel Revenues and Operating Expenses

	Year Ended December 31,				Non-Core Hotels
	2025	2024	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels(1)	Change from Disposed Hotels
	(in millions)
Rooms revenue	$1,505	$1,569	$(64)	$(18)	$(15)	$(31)
Food and beverage revenue	685	688	(3)	9	(4)	(8)
Ancillary hotel revenue	259	256	3	6	1	(4)
Rooms expense	411	419	(8)	—	2	(10)
Food and beverage expense	478	474	4	12	(1)	(7)
Other departmental and support expense	596	605	(9)	3	4	(16)
Other property expense	216	231	(15)	(2)	(5)	(8)
Management fees expense	118	125	(7)	(3)	(2)	(2)
____________________________________________________________________________________
(1)Includes two hotels that were surrendered to the ground lessor on December 31, 2025 upon expiration of the ground lease.
Group, transient, contract and other rooms revenue for the year ended December 31, 2025, as well as the change for each type of rooms revenue compared to 2024 are as follows:

	Year Ended December 31,				Non-Core Hotels
	2025	2024	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels(1)	Change from Disposed Hotels
	(in millions)
Group rooms revenue	$443	$461	$(18)	$(5)	$(7)	$(6)
Transient rooms revenue	951	986	(35)	(11)	(6)	(18)
Contract rooms revenue	78	90	(12)	(2)	(3)	(7)
Other rooms revenue	33	32	1	—	1	—
Rooms revenue	$1,505	$1,569	$(64)	$(18)	$(15)	$(31)
____________________________________________________________________________________
(1)Includes two hotels that were surrendered to the ground lessor on December 31, 2025 upon expiration of the ground lease.
The changes in hotel revenues and operating expenses for our Core hotels during the year ended December 31, 2025 compared to 2024 were primarily attributable to decreases at our hotels in Miami and Hawaii, partially offset by increases at the Bonnet Creek complex, the New York Hilton Midtown, the Hilton Caribe and the Casa Marina Key West, Curio Collection.
Our two Core hotels in Hawaii experienced a decrease in transient demand, partially due to disruption from renovations at both hotels and ongoing recovery at the Hilton Hawaiian Village Waikiki Beach Resort from the labor strike last year. Occupancy at the Hilton Hawaiian Village Waikiki Beach Resort and the Hilton Waikoloa Village decreased 3.2 percentage points and 7.4 percentage points, respectively, for the year ended December 31, 2025 compared to 2024, while ADR decreased 3.2% and 0.2%, respectively. Additionally, the Royal Palm in Miami suspended operations beginning in May 2025 for a full-scale renovation.
These decreases were offset by increases in hotel revenues and operating expenses at certain of our Core hotels in Florida, New York and Puerto Rico. The Waldorf Astoria Orlando and Signia by Hilton Orlando Bonnet Creek benefited from an increase in both group and transient demand, resulting in an increase in occupancy of 6.9 percentage points and 1.1 percentage points, respectively, for the year ended December 31, 2025 compared to 2024, while ADR increased 6.7% and

2.1%, respectively. Additionally, the Waldorf Astoria Orlando and the Signia by Hilton Orlando Bonnet Creek experienced a combined increase in food and beverage revenue of 11.5%, or nearly $13 million, for the year ended December 31, 2025 compared to 2024 as a result of the benefit derived from the comprehensive renovation and expansion projects at the Bonnet Creek complex completed in early 2024.
The Casa Marina Key West, Curio Collection, continues to benefit from the hotel’s comprehensive renovation completed in 2023, resulting in an increase in transient demand, increasing occupancy by 6.7 percentage points, which offset a decrease in ADR of 3.3%, for the year ended December 31, 2025 compared to 2024, coupled with an increase in food and beverage revenue of 12.8%, or over $2 million.
The New York Hilton Midtown benefited from an increase in both group and transient demand and revenues from higher-rated customers, resulting in an increase in occupancy and ADR of 0.4 percentage points and 5.3%, respectively, for the year ended December 31, 2025 compared to 2024.
The Caribe Hilton in Puerto Rico continues to benefit from an increase in group and transient demand resulting in an increase in occupancy of 11.9 percentage points for the year ended December 31, 2025 compared to 2024, which offset a decrease in ADR of 5.0%.
A majority of the Non-Core hotels remaining in our portfolio experienced declines in both group and transient demand, resulting in decreases in combined occupancy and ADR of 1.6 percentage points and 2.6%, respectively, including The Midland Hotel, a Tribute Portfolio Hotel, and The Wade in Chicago where occupancy decreased 0.7 percentage points and 1.6 percentage points, respectively, and ADR decreased 10.4% and 8.8%, respectively, for the year ended December 31, 2025 compared to 2024.
Corporate general and administrative

	Year Ended December 31,
	2025	2024	Percent Change
	(in millions)
General and administrative expenses	$48	$46	4.3%
Share-based compensation expense	19	19	—%
Other corporate expenses	5	4	25.0%
Total corporate general and administrative	$72	$69	4.3%
Impairment and casualty loss
During the year ended December 31, 2025, we recognized impairment losses of approximately $318 million primarily related to nine of our Non-Core hotels, due to sales and the strategic decision to accelerate the disposition of our Non-Core hotels. Refer to Note 8: “Fair Value Measurements” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
During the year ended December 31, 2024, we recognized an impairment loss of approximately $12 million, related to two of our Non-Core hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. Refer to Note 8: “Fair Value Measurements” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Depreciation and amortization
The increase in depreciation expense for the year ended December 31, 2025 compared to 2024 was primarily due to accelerated depreciation recognized in connection with renovations at certain of our hotels, including approximately $56 million related to the full-scale renovation at the Royal Palm, which began in May 2025.
Gain on sale of assets, net
During the years ended December 31, 2025 and 2024, we recognized a net gain of $2 million and $8 million, respectively, primarily from the sales of our consolidated Non-Core hotels.

Gain on derecognition of assets
During the years ended December 31, 2025 and 2024, we recognized a gain of $58 million and $60 million from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our consolidated balance sheets. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Non-operating Income and Expenses
Interest income
Interest income decreased $11 million during the year ended December 31, 2025 compared to 2024 primarily as a result of a decrease in average cash balances as we have reinvested cash into our Core portfolio, including the full-scale renovation of the Royal Palm.
Interest expense
Interest expense associated with our debt for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024	Percent Change
	(in millions)
HHV Mortgage Loan(1)	$55	$55	—%
Other mortgage loans	16	17	(5.9)%
Revolver(2)	3	3	—%
2024 Term Loan(3)	13	9	44.4%
2025 Delayed Draw Term Loan(4)	1	—	100.0%
2025 Senior Notes(5)	—	19	(100.0)%
2028 Senior Notes(5)	43	43	—%
2029 Senior Notes(5)	36	36	—%
2030 Senior Notes(5)	38	24	58.3%
Other	4	8	(50.0)%
Total interest expense	$209	$214	(2.3)%
____________________________________________________________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)As of December 31, 2025, we had $1 billion of available capacity under our senior unsecured revolving credit facility (“Revolver”).
(3)The $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024.
(4)Our new senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) was incurred in September 2025, and as of December 31, 2025, there were no borrowings outstanding.
(5)In May 2020, Park Intermediate Holdings LLC (our “Operating Company”), PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”), and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”), all of which were repurchased or redeemed during the second quarter of 2024. Our Operating Company, PK Domestic, and PK Finance also issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Our current debt outstanding is approximately $3.8 billion at a weighted average interest rate of 5.2%, of which 95% is fixed-rate debt, refer to Item 7A: “Interest Rate Risk” and Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.

Interest expense associated with hotels in receivership
For the years ended December 31, 2025 and 2024, interest expense of $58 million and $60 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
Other gain (loss), net
During the year ended December 31, 2025, we recognized a gain of $16 million primarily related to the sale of our ownership interest in the Capital Hilton in November 2025.
During the year ended December 31, 2024, we recognized a loss of $4 million, primarily related to the write-off of the remaining unamortized deferred financing costs associated with the repurchase and redemption of all the 2025 Senior Notes.
Equity in earnings from investments in affiliates
Equity in earnings from investments in affiliates decreased $27 million for the year ended December 31, 2025 compared to 2024 primarily due to a $19 million gain from the sale of the Hilton La Jolla Torrey Pines in 2024.
Income tax (expense) benefit
During the year ended December 31, 2025, we recognized income tax expense of $7 million, primarily related to taxable income from our TRSs.
During the year ended December 31, 2024, we recognized an income tax benefit of $61 million, primarily related to the release of $54 million of the valuation allowance on our deferred tax assets that we now believe to be realizable and $19 million of income tax expense that was no longer expected to be incurred primarily associated with the effective exit from the Hilton San Francisco Hotels. These benefits were offset by expense primarily generated from taxable income from our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of December 31, 2025, we had total cash and cash equivalents of $232 million and $32 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With the recent Second Amended and Restated Credit Agreement (the “Credit Agreement”) entered into in September 2025, which increased the available capacity under our Revolver to $1 billion and added the new 2025 Delayed Draw Term Loan of up to $800 million, in addition to the $232 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. We have no significant maturities until the fourth quarter of 2026, and we intend to draw upon the 2025 Delayed Draw Term Loan in 2026 to assist in repaying two mortgage loans totaling approximately $1.4 billion maturing in 2026 and further pay down our debt with proceeds from the sales of our Non-Core hotels. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel manager for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. During 2025, we declared dividends of $1.00 per share, including our fourth quarter dividend of $0.25 that was paid on January 15, 2026 to stockholders of record as of December 31, 2025 based on 2025 operating results. In addition, we declared a first quarter dividend of $0.25 per share in February 2026 to be paid on April 15, 2026 to stockholders of record as of March 31, 2026. Many of the other expenses associated with our operations are relatively fixed, including portions of rent expense, property taxes, insurance and interest expense on our debt. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $110 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 15: Commitments and Contingencies in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors terminated a previous $300 million stock repurchase program that was approved in February 2023 (the “February 2023 Stock Repurchase Program”) and authorized and approved a new stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027 (the “February 2025 Stock Repurchase Program”), subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. During the year ended December 31, 2025, we repurchased 3.5 million shares of our common stock, including 1.4 million shares under the February 2023 Stock Repurchase Program and 2.1 million shares under the February 2025 Stock Repurchase Program, for a total purchase price of $45 million. As of December 31, 2025, $275 million remained available for stock repurchases under the February 2025 Stock Repurchase Program.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Year Ended December 31,
	2025	2024	Percent Change
	(in millions)
Net cash provided by operating activities	$398	$429	(7.2)%
Net cash used in investing activities	(209)	(166)	25.9%
Net cash used in financing activities	(365)	(573)	(36.3)%
Operating Activities
Cash flow provided by operating activities are primarily generated from the operating income generated at our hotels. The $31 million decrease in net cash provided by operating activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to a $27 million increase in cash paid for interest due to the timing of payments for certain of our loans, in addition to a decrease in interest received of $10 million due to a decrease in average cash balances coupled with decreases in occupancy at certain of our hotels, including the Royal Palm, which suspended operations in May 2025 for a full-scale renovation, partially offset by a decrease of $12 million in cash paid for taxes.
Investing Activities
The $209 million in net cash used in investing activities for the year ended December 31, 2025 was primarily attributable to $296 million of capital expenditures, partially offset by $87 million of net proceeds from the sales of the Hyatt Centric Fisherman’s Wharf and our ownership interest in the joint venture that owns and operates the Capital Hilton.
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
Financing Activities
The $365 million in net cash used in financing activities for the year ended December 31, 2025 was primarily attributable to $280 million of dividends paid, the repurchase of approximately 3.5 million shares of our common stock for $45 million and $17 million in financing fees related to the Credit Agreement entered into in September 2025.
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
Debt
As of December 31, 2025, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes and excluding our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for additional information.
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
Interest Rate Risk
We are exposed to interest rate risk on our variable-rate debt. The interest rate on our variable-rate debt discussed below is based on the secured overnight financing rate (“SOFR”), and our risk related to future interest rates is most vulnerable to changes in this rate.
The following table sets forth the contractual maturities and the total fair values as of December 31, 2025 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2026	2027	2028	2029	2030	Carrying Value	Fair Value

	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt	$1,601	$30	$725	$750	$550	$3,656	$3,620
Average interest rate	4.22%	5.37%	5.88%	4.88%	7.00%	5.11%
Variable-rate debt	$—	$200	$—	$—	$—	$200	$200
Average interest rate	—%	5.93%	—%	—%	—%	5.93%
Refer to Note 7: “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
Management of Park Hotels & Resorts Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.
Ernst & Young LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Park Hotels & Resorts Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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

Assessment of Property and Equipment for Impairment

Description of the Matter
The Company had property and equipment, net of $6,955 million as of December 31, 2025 and recognized an impairment loss of approximately $318 million during the year ended December 31, 2025 as disclosed in Note 8 of the consolidated financial statements. As discussed in Note 2 of the consolidated financial statements, if there are indicators of impairment, property and equipment is evaluated for recoverability based on expected undiscounted future cash flows. If it is determined that the expected undiscounted future cash flows are less than the net book value of the asset group, the excess of the net book value over the estimated fair value is recorded within impairment losses.
Auditing management’s assessment of property and equipment for impairment was complex and highly judgmental due to the significant estimation required in determining the amount of expected undiscounted future cash flows and capitalization rates used to assess properties for impairment. In particular, the expected future cash flows are based on significant estimates, including projections of future income and estimated growth rates. Further, a fair value measurement can be highly sensitive to changes in capitalization and discount rates, that are estimated based on future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s review process for evaluating property and equipment for impairment, including controls over management’s review of the significant assumptions described above.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company to develop the expected future cash flows for their properties. We compared the significant assumptions, including growth rates, discount rates and capitalization rates, used by management to current industry and economic trends, and changes to the Company’s strategy. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate changes in the expected future cash flows that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating certain assumptions underlying management’s fair value estimates and supplemented with further market observable information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Tysons, Virginia
February 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Park Hotels & Resorts Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Park Hotels & Resorts Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Park Hotels & Resorts Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(b) and our report dated February 20, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Tysons, Virginia
February 20, 2026

PARK HOTELS & RESORTS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Property and equipment, net	$6,955	$7,398
Assets held for sale, net	14	—
Contract asset	—	820
Intangibles, net	41	41
Cash and cash equivalents	232	402
Restricted cash	32	38
Accounts receivable, net of allowance for doubtful accounts of $2 and $4	116	131
Prepaid expenses	60	69
Other assets	80	71
Operating lease right-of-use assets	170	191
TOTAL ASSETS (variable interest entities – $207 and $223)	$7,700	$9,161
LIABILITIES AND EQUITY
Liabilities
Debt	$3,838	$3,841
Debt associated with hotels in receivership	—	725
Accrued interest associated with hotels in receivership	—	95
Accounts payable and accrued expenses	198	226
Dividends payable	56	138
Due to hotel managers	134	138
Other liabilities	189	179
Operating lease liabilities	209	225
Total liabilities (variable interest entities – $198 and $201)	4,624	5,567
Commitments and contingencies – refer to Note 15
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 200,938,658 shares issued and 199,901,086 shares outstanding as of December 31, 2025 and 203,407,320 shares issued and 202,553,194 shares outstanding as of December 31, 2024	2	2
Additional paid-in capital	4,031	4,063
Accumulated deficit	(902)	(420)
Total stockholders’ equity	3,131	3,645
Noncontrolling interests	(55)	(51)
Total equity	3,076	3,594
TOTAL LIABILITIES AND EQUITY	$7,700	$9,161
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rooms	$1,505	$1,569	$1,653
Food and beverage	685	688	696
Ancillary hotel	259	256	264
Other	92	86	85
Total revenues	2,541	2,599	2,698

Operating expenses
Rooms	411	419	449
Food and beverage	478	474	501
Other departmental and support	596	605	635
Other property	216	231	241
Management fees	118	125	126
Impairment and casualty loss	319	14	204
Depreciation and amortization	336	257	287
Corporate general and administrative	72	69	65
Other	88	82	83
Total expenses	2,634	2,276	2,591

Gain on sale of assets, net	2	8	15
Gain on derecognition of assets	58	60	221

Operating (loss) income	(33)	391	343

Interest income	10	21	38
Interest expense	(209)	(214)	(207)
Interest expense associated with hotels in receivership	(58)	(60)	(45)
Equity in earnings from investments in affiliates	4	31	11
Other gain (loss), net	16	(4)	4

(Loss) income before income taxes	(270)	165	144
Income tax (expense) benefit	(7)	61	(38)
Net (loss) income	(277)	226	106
Net income attributable to noncontrolling interests	(6)	(14)	(9)
Net (loss) income attributable to stockholders	$(283)	$212	$97

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(1.43)	$1.02	$0.44
(Loss) earnings per share – Diluted	$(1.43)	$1.01	$0.44

Weighted average shares outstanding – Basic	199	207	214
Weighted average shares outstanding – Diluted	199	209	215
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net (loss) income	$(277)	$226	$106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	336	257	287
Gain on sales of assets, net	(2)	(8)	(15)
Gain on derecognition of assets	(58)	(60)	(221)
Impairment loss	318	12	204
Equity in earnings from investments in affiliates	(4)	(31)	(11)
Other (gain) loss, net	(14)	3	(2)
Share-based compensation expense	19	19	18
Amortization of deferred financing costs	9	9	9
Distributions from unconsolidated affiliates	8	8	10
Deferred income taxes	4	(62)	14
Changes in operating assets and liabilities:
Accounts receivable, net	14	(19)	9
Prepaid expenses	9	(10)	(4)
Other assets	(1)	1	18
Accounts payable and accrued expenses	37	76	82
Due to hotel managers	(4)	7	(10)
Other liabilities	6	4	16
Other	(2)	(3)	(7)
Net cash provided by operating activities	398	429	503
Investing Activities:
Capital expenditures for property and equipment	(296)	(227)	(285)
Acquisitions, net	—	—	(11)
Proceeds from asset dispositions, net	75	31	116
Proceeds from the sale of investments in affiliates, net	12	—	3
Reduction of restricted cash from derecognition of assets	—	—	(30)
Distributions from unconsolidated affiliates	—	37	—
Contributions to unconsolidated affiliates	—	(7)	(10)
Net cash used in investing activities	(209)	(166)	(217)
Financing Activities:
Proceeds from issuance of Senior Notes	—	550	—
Repurchase or redemption of Senior Notes	—	(650)	—
Borrowings from credit facilities	—	200	—
Repayments of credit facilities	—	—	(50)
Repayments of mortgage debt	(9)	(22)	(83)
Debt issuance costs	(17)	(11)	(1)
Dividends paid	(280)	(512)	(152)
Distributions to noncontrolling interests	(10)	(7)	(7)
Tax withholdings on share-based compensation	(4)	(5)	(2)
Repurchase of common stock	(45)	(116)	(180)
Net cash used in financing activities	(365)	(573)	(475)
Net decrease in cash and cash equivalents and restricted cash	(176)	(310)	(189)
Cash and cash equivalents and restricted cash, beginning of period	440	750	939
Cash and cash equivalents and restricted cash, end of period	$264	$440	$750
For supplemental disclosures, refer to Note 16: “Supplemental Disclosures of Cash Flow Information”
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2022	224	$2	$4,321	$16	$(48)	$4,291
Share-based compensation, net	1	—	15	1	—	16
Net income	—	—	—	97	9	106
Dividends and dividend equivalents(1)	—	—	—	(458)	—	(458)
Repurchase of common stock	(15)	—	(180)	—	—	(180)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Balance as of December 31, 2023	210	2	4,156	(344)	(46)	3,768
Share-based compensation, net	1	—	11	3	—	14
Net income	—	—	—	212	14	226
Dividends and dividend equivalents(1)	—	—	—	(291)	—	(291)
Repurchase of common stock	(8)	—	(116)	—	—	(116)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Reallocation of noncontrolling interests	—	—	12	—	(12)	—
Balance as of December 31, 2024	203	2	4,063	(420)	(51)	3,594
Share-based compensation, net	1	—	13	2	—	15
Net (loss) income	—	—	—	(283)	6	(277)
Dividends and dividend equivalents(1)	—	—	—	(201)	—	(201)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Balance as of December 31, 2025	200	$2	$4,031	$(902)	$(55)	$3,076
____________________________________________________________________________________
(1)Dividends declared per common share were $1.00, $1.40, and $2.15, which included a special cash dividend of $0.77 per common share, for the years ended December 31, 2025, 2024 and 2023, respectively.
Refer to the notes to the consolidated financial statements.

PARK HOTELS & RESORTS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Organization
Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company” and, exclusive of any subsidiaries, “Park Parent”) is a Delaware corporation that owns a portfolio of premium-branded hotels and resorts primarily located in prime city center and resort locations. On January 3, 2017, Hilton Worldwide Holdings Inc. (“Hilton” or “Parent”) completed the spin-off of a portfolio of premium hotels and resorts that established Park Hotels & Resorts Inc. as an independent, publicly traded company.
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
Assets Held for Sale
We classify a property as held for sale when we commit to a plan to sell the asset, the sale of the asset is probable within one year, and it is unlikely that action to complete the sale will change or that the sale will be withdrawn. When we determine that classification of an asset as held for sale is appropriate, we cease recording depreciation for the asset and value the property at the lower of depreciated cost or fair value, less costs to dispose. Further, the related assets and liabilities of the held for sale property will be classified as assets and liabilities held for sale in our consolidated balance sheets. Any gains on sales of properties are recognized at the time of sale or deferred and recognized in net (loss) income in subsequent periods as any relevant conditions requiring deferral are satisfied.
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
Non-controlling Interests
We present the portion of any equity that we do not own in entities that we have a controlling financial interest (and thus consolidate) as non-controlling interests and classify those interests as a component of total equity, separate from total stockholders’ equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In addition, we include net income (loss) attributable to the noncontrolling interest in net (loss) income in our consolidated statements of operations.
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
We assess if we are the principal or agent for certain ancillary services provided by third parties. If we are the principal, we recognize revenue based on the gross sales price. If we are the agent, we recognize revenue net of costs paid to service providers. Payment received for a future stay or event is recognized as an advance deposit, which is included in other liabilities on our consolidated balance sheets. Advance deposits are recognized as revenue when rooms are occupied or goods or services have been delivered or rendered to our customer. Our advance deposit balance as of December 31, 2025 and 2024 was $127 million and $120 million, respectively, and are generally recognized as revenue within a one-year period. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our consolidated statements of operations.
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
Income Taxes
We have been organized and operated, and we expect to continue to be organized and operate, in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 related to our REIT activities other than taxes related to our sale of built-in gain property (representing property held by us with an excess of fair value over tax basis on January 4, 2017). We will remain subject to California income tax on taxable sales of built-in-gain property until January 2027. Further, our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which adds guidance on providing qualitative and quantitative disclosures about certain costs and expenses. Although early adoption is permitted, we expect to adopt ASU-2024 03 on a prospective basis when the requirements become effective for the year ended December 31, 2027. We are currently evaluating the effect that ASU 2024-03 will have on our consolidated financial statements.
Accounting Standards Adopted
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances income tax disclosures, including disclosures about the existing rate reconciliation and income taxes paid information. We adopted this ASU on a prospective basis for the year-ended December 31, 2025 and incorporated any such material disclosures in Note 10: “Income Taxes” for additional information.
Note 3: Acquisitions, Dispositions and Assets Held for Sale
Acquisitions
During the year ended December 31, 2023, we acquired two parcels of land, adjacent to the Hilton Hawaiian Village Waikiki Beach Resort, for a purchase price of approximately $18 million, including transaction costs. We accounted for the purchase as an acquisition of an asset, and the entire purchase price was allocated to land.

Dispositions
In May 2025, we sold the Hyatt Centric Fisherman’s Wharf, and in November 2025, we sold our ownership interest in the unconsolidated joint venture that owned and operated the Capital Hilton. We received total gross proceeds from all dispositions of $120 million, and proceeds for the Capital Hilton were reduced by $28 million for our share of the mortgage debt in the joint venture. We recognized a net gain of approximately $17 million for the sale of our consolidated hotel and for the sale of our interest in the Capital Hilton, which is included in gain on sale of assets, net, and other gain (loss), net, respectively, in our consolidated statements of operations.
Additionally, in September 2025, we permanently closed the Embassy Suites Kansas City Plaza and terminated its ground lease and, on December 31, 2025, the ground leases for the DoubleTree Hotel Sonoma Wine Country and the DoubleTree Hotel Seattle Airport expired. These three properties were surrendered to their respective ground lessors.
In December 2024, the consolidated joint venture that owned the DoubleTree Hotel Spokane City Center sold the hotel for gross proceeds of approximately $35 million. Proceeds were used to repay the $14 million mortgage loan secured by the hotel, and after paying customary closing expenses, our pro-rata share of the remaining net proceeds was approximately $10 million. We recognized a gain of approximately $8 million, which is included in gain on sale of assets, net in our consolidated statements of operations.
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
In February 2023, we sold the Hilton Miami Airport hotel for gross proceeds of $118 million. We recognized a net gain of approximately $15 million, which is included in gain on sale of assets, net in our consolidated statements of operations.
Additionally, in June 2023, the ground lessor terminated the ground lease for the Embassy Suites Phoenix Airport hotel and, pursuant to an agreement, we received an early termination fee of approximately $4 million, which is included in other gain (loss), net in our consolidated statements of operations.
Assets Held for Sale
In November 2025, we entered into a definitive agreement to sell one of our Non-Core hotels.
Assets held for sale related to this hotel were as follows as of December 31, 2025:

(in millions)
Assets:
Property and equipment, net	$13
Other	1
Total Assets Held for Sale	$14
Liabilities held for sale related to this hotel were approximately $1 million as of December 31, 2025, which is included in other liabilities in our consolidated balance sheets.

Note 4: Property and Equipment
Property and equipment were:

	December 31,
	2025(1)	2024

	(in millions)
Land	$2,918	$3,018
Buildings and leasehold improvements	5,487	5,989
Furniture and equipment	931	1,023
Construction-in-progress	249	152
	9,585	10,182
Accumulated depreciation	(2,630)	(2,784)
	$6,955	$7,398
___________________________________________________________________________________
(1)Excludes $13 million of property and equipment, net, classified as held for sale as of December 31, 2025.
Depreciation of property and equipment was $336 million, $256 million and $286 million during the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense for the year ended December 31, 2025 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including the Royal Palm South Beach Miami, a Tribute Portfolio Resort (“Royal Palm”), which began in May 2025.
Note 5: Consolidated Variable Interest Entities (“VIEs”) and Investments in Affiliates
Consolidated VIEs
As of December 31, 2025, we consolidate VIEs that own two hotels in the U.S. We are the primary beneficiary of these VIEs as we have the power to direct the activities that most significantly affect their economic performance. Additionally, we have the obligation to absorb their losses and the right to receive benefits that could be significant to them. The assets of our VIEs are only available to settle the obligations of these entities. Our consolidated balance sheets include the following assets and liabilities of these entities:

	December 31,
	2025	2024
	(in millions)
Property and equipment, net	$182	$181
Cash and cash equivalents	16	34
Restricted cash	3	2
Accounts receivable, net	3	3
Prepaid expenses	3	3
Debt	183	186
Accounts payable and accrued expenses	9	10
Due to hotel manager	2	3
Other liabilities	4	2
Unconsolidated Entities
As of December 31, 2025, two of our hotels are owned by unconsolidated joint ventures in which we hold an interest. In November 2025, we sold our ownership interest in the unconsolidated joint venture that owned and operated the Capital Hilton. These hotels are accounted for using the equity method and had total debt of approximately $573 million and $685 million as of December 31, 2025 and 2024, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.

Note 6: Intangibles
Intangible assets were:

	December 31,
	2025	2024
	(in millions)
Air rights contract	$45	$45
Other	3	3
Accumulated amortization	(7)	(7)
	$41	$41
As of December 31, 2025, we estimated our future amortization expense for our intangible assets to be:

Year	(in millions)
2026	$1
2027	1
2028	1
2029	1
2030	1
Thereafter	36
$41
Note 7: Debt
Debt balances and associated interest rates as of December 31, 2025 were:

			Principal balance as of
	Interest Rate at December 31, 2025	Maturity Date	December 31, 2025	December 31, 2024

			(in millions)
HHV Mortgage Loan	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.40%	2026 to 2027(1)	355	364
Revolver	SOFR + 2.25%	September 2029	—	—
2024 Term Loan	SOFR + 2.20%	May 2027	200	200
2025 Delayed Draw Term Loan	SOFR + 2.20%	January 2030	—	—
2028 Senior Notes	5.88%	October 2028	725	725
2029 Senior Notes	4.88%	May 2029	750	750
2030 Senior Notes	7.00%	February 2030	550	550
Finance lease obligations	6.88%	2026 to 2030	1	1
			3,856	3,865
Less: unamortized deferred financing costs and discount			(18)	(24)
			$3,838	$3,841
____________________________________________________________________________________
(1)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months of notice. As of December 31, 2025, we had not received notice from the lender.

Mortgage Loans
In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village (“HHV Mortgage Loan”). The HHV Mortgage Loan bears interest at a fixed-rate and requires interest-only payments through its maturity date. The HHV Mortgage Loan may be partially or fully prepaid without penalty on or after May 1, 2026.
Our other mortgage loans all bear interest at fixed-rates. Certain of our mortgage loans require interest-only loan payments through their respective maturity dates, and the remaining mortgage loans require payments of both principal and interest on a monthly basis.
Credit Facilities
Revolver, 2024 Term Loan and 2025 Delayed Draw Term Loan
In September 2025, the Company and our Operating Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for an increase in the aggregate commitments for the senior unsecured revolving credit facility (“Revolver”) from $950 million to $1 billion, a new $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”), which allows for up to three draws through September 17, 2026, and the continuation of the $200 million senior unsecured term loan (“2024 Term Loan”). The Credit Agreement extended the Revolver’s maturity date to September 17, 2029, with an option to extend its maturity by one year as either (i) a one-year extension or (ii) two six-month extensions. The 2025 Delayed Draw Term Loan matures on January 2, 2030, with an option to extend its maturity by an additional one-year period. The maturity date of the 2024 Term Loan remains May 14, 2027.
The Credit Agreement includes the option to increase the Revolver and increase or add new term loans under the Credit Agreement by up to $1 billion in the aggregate, subject to obtaining additional lender commitments and the satisfaction of certain customary conditions. Borrowings under the Revolver, the 2024 Term Loan and the 2025 Delayed Draw Term Loan bear interest based upon the secured overnight financing rate (“SOFR”), plus an applicable margin based on our leverage ratio. The Credit Agreement removed the previous credit spread adjustment on the Revolver and the 2024 Term Loan of 0.10%. We are subject to fees between 0.20% and 0.25% based on unused commitments under the Revolver, as well as a 0.25% ticking fee on the undrawn portion of the 2025 Delayed Draw Term Loan. Additionally, the Revolver permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. Any outstanding standby letters of credit reduce the available borrowings on the Revolver by a corresponding amount. As of December 31, 2025, our all-in interest rate for the 2024 Term Loan was 5.93%, and there were no borrowings outstanding under the Revolver or the 2025 Delayed Draw Term Loan.
The Credit Agreement generally maintained the financial covenants under our existing credit agreement, including a maximum leverage ratio, minimum fixed charge coverage ratio, maximum secured leverage ratio, maximum unsecured indebtedness to unencumbered asset value ratio and minimum unencumbered adjusted net operating income to unsecured interest coverage ratio. The Credit Agreement allows for our continued ability to conduct share repurchases, subject to compliance with the financial covenants. The Credit Agreement restricts certain activities of the Company, including our ability to grant liens on certain properties, mergers, affiliate transactions, asset sales and, in the event the Company is in default under the Credit Agreement, the payment of dividends and distributions (except certain limited exceptions including to the extent required to maintain REIT status).
During the year ended December 31, 2025, we capitalized $9 million of financing fees incurred related to the Revolver and $8 million related to the 2025 Delayed Draw Term Loan. We will begin amortizing financing fees for the 2025 Delayed Draw Term Loan when drawn upon. During the year ended December 31, 2024, we capitalized $2 million of financing fees incurred related to the 2024 Term Loan.
Senior Notes
2025 Senior Notes
In May 2020, our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company (“PK Domestic”) and PK Finance Co-Issuer Inc. (“PK Finance”) issued an aggregate of $650 million of senior notes due 2025 (“2025 Senior Notes”), which bore interest at a rate of 7.500% per annum. In May 2024, all of the 2025 Senior Notes were repurchased or redeemed using the proceeds from the $550 million of senior notes due in 2030 (“2030 Senior Notes”) and the 2024 Term Loan.
2028 Senior Notes
In September 2020, our Operating Company, PK Domestic and PK Finance issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”). The 2028 Senior Notes bear interest at a rate of 5.875% per annum, payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2021. The 2028 Senior Notes will mature on October 1, 2028. We may redeem the 2028 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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

Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of December 31, 2025 were:

Year	(in millions)
2026	$1,601
2027	230
2028	725
2029	750
2030	550
$3,856
Debt Associated with Hotels in Receivership
In June 2023, we ceased making debt service payments towards the $725 million non-recourse CMBS loan (“SF Mortgage Loan”) secured by the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”), which was due November 2023, and we received a notice of default from the servicer. In October 2023, the trustee for the SF Mortgage Loan filed a lawsuit against the borrowers under the SF Mortgage Loan. In connection with the lawsuit, the court appointed a receiver to take control of the Hilton San Francisco Hotels, which served as security for the SF Mortgage Loan, and their operations, and thus, we had no further economic interest in the operations of the hotels. The receiver operated and had authority over the Hilton San Francisco Hotels until they were sold by the court-appointed receiver on November 21, 2025, and the SF Mortgage Loan was assumed by the buyer in connection with the sale. The stated rate on the loan was 4.11%; however, beginning June 1, 2023, the default interest rate on the loan was 7.11%. Additionally, beginning June 1, 2023, the loan accrued a monthly late payment administrative fee of 3% of the monthly amount due.
We derecognized the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels and, accordingly, recognized a gain of $221 million for the year ended December 31, 2023, which is included in gain on derecognition of assets in our consolidated statements of operations. Until the Hilton San Francisco Hotels were sold by the court-appointed receiver in November 2025 and the SF Mortgage Loan was assumed by the buyer, we recognized a gain of $58 million and $60 million, respectively, representing accrued interest expense associated with the default of the SF Mortgage Loan for the years ended December 31, 2025 and December 31, 2024, with a corresponding increase of the contract asset on our consolidated balance sheets. In November 2025, we derecognized the SF Mortgage Loan and associated accrued interest expense included in debt associated with hotels in receivership and accrued interest associated with hotels in receivership, respectively, through and including the date of the sale, and the corresponding contract asset on our consolidated balance sheets.

Note 8: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		December 31, 2025		December 31, 2024
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,248	$1,275	$1,212
Other mortgage loans	3	355	351	364	349
2024 Term Loan	3	200	200	200	199
2028 Senior Notes	1	725	725	725	712
2029 Senior Notes	1	750	732	750	706
2030 Senior Notes	1	550	564	550	559
During the year ended December 31, 2025, we recognized impairment losses of approximately $318 million primarily related to nine of our Non-Core hotels, due to sales and the strategic decision to accelerate the disposition of our Non-Core hotels. During the year ended December 31, 2024, we recognized impairment losses of $12 million related to two of our hotels subject to ground leases and our inability to recover the carrying value of the assets over the remaining lease term. During the year ended December 31, 2023, we recognized an impairment loss of $202 million related to one of our hotels and in October 2023, that hotel, along with the other hotel securing our SF Mortgage Loan, were placed into receivership. Subsequently, this hotel, along with the other hotel securing our SF Mortgage Loan were sold in November 2025. Refer to Note 7: “Debt” for additional information.
The estimated fair value of the assets that were measured on a nonrecurring basis, categorized by the level of inputs used in the valuation of the assets, are shown below:

	December 31,
	2025(1)	2024(2)
Property and equipment:
Level 2	$26	$—
Level 3	260	2
Total	$286	$2
____________________________________________________________________________________
(1)We determined fair value of certain assets based upon either a contracted sales price (Level 2) or, for assets held for sale, based upon contracted price less costs to sell (Level 2) as of December 31, 2025. Where the aforementioned inputs were not available, we estimated fair value using a discounted cash flow analysis, with an estimated stabilized growth rate of 3.0%, discounted cash flow term of 10 years, or the term of the respective ground leases, terminal capitalization rates between 7.3% and 7.8% and discount rates between 10.0% and 15.0% (Level 3). The discount and terminal capitalization rates used for the fair values of these assets reflect the risk profile of the markets where the properties are located.
(2)We estimated fair value of the assets using a discounted cash flow analysis, with an estimated stabilized growth rate range of 2.0% to 3.0%, a discounted cash flow term of 10 years, and a discount rate ranging from 17.0% to 20.0% (Level 3). The discount rate used for the fair values of the assets reflected the risk profile of the markets where the properties are located.
Note 9: Leases
We lease hotel properties, land and equipment under operating and financing leases. We are subject to ground leases on nine of our consolidated properties as well as a lease for our corporate office. Our leases expire at various dates through 2083, with varying renewal options, and the majority expire before the end of 2034.

Our operating leases may require minimum rent payments, variable rent payments based on a percentage of revenue or income or rent payments equal to the greater of a minimum rent or variable rent. In addition, we may be required to pay some, or all, of the capital costs for property and equipment in the hotel during the term of the lease.
The future minimum rent payments under our current leases, due in each of the next five years and thereafter as of December 31, 2025, were:

Operating Leases
Year	(in millions)
2026	$23
2027	23
2028	23
2029	22
2030	22
Thereafter	282
Total minimum rent payments	395
Less: imputed interest	186
Total operating lease liabilities	$209
As of December 31, 2025 and 2024, the weighted average remaining operating lease term was 24.8 years and 24.6 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities was 5.8% and 5.7% as of December 31, 2025 and 2024, respectively.
The components of rent expense, which are primarily included in other property expenses in our consolidated statements of operations, as well as supplemental cash flow and non-cash information for all operating leases were:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Operating lease expense	$25	$23	$23
Variable lease expense	16	16	16
Operating cash flows for operating leases	27	24	24
Operating lease right-of-use asset reassessments(1)	(1)	16	—
____________________________________________________________________________________
(1)For the year ended December 31, 2025, amount represents a decrease to our right-of-use assets and lease liability due to changes in lease terms and payments as well as discount rate upon lease remeasurements. For the year ended December 31, 2024, amount represents an increase to our right-of-use assets and lease liability due to changes in lease term as well as discount rate upon lease remeasurements.
Note 10: Income Taxes
We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying consolidated financial statements for the years ended December 31, 2025, 2024 and 2023 related to our REIT activities other than taxes related to our sale of built-in gain property. Our TRSs are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

The components of our provision (benefit) for income taxes were:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current:
U.S. Federal	$3	$5	$5
State	—	(4)	19
Total current	3	1	24
Deferred:
U.S. Federal	3	(43)	4
State	1	(19)	10
Total deferred	4	(62)	14
Total provision (benefit) for income taxes:
U.S. Federal	6	(38)	9
State	1	(23)	29
Total provision (benefit) for income taxes	$7	$(61)	$38

Reconciliations of our tax provision at the U.S. statutory rate to the provision (benefit) for income taxes were:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Statutory U.S. federal income tax (benefit) provision	$(56)	21%	$35	21%	$30	21%
State income taxes, net of U.S. federal tax benefit	—	—	(6)	(3)	29	19
Change in deferred tax asset valuation allowance	—	—	(54)	(33)	—	—
REIT income not subject to tax	60	(23)	(24)	(15)	(23)	(16)
Derecognition and remeasurement of deferred taxes	—	—	(14)	(9)	—	—
Other	3	(1)	2	2	2	2
Provision (benefit) for income taxes	$7	(3)%	$(61)	(37)%	$38	26%

Deferred income taxes represent the tax effect of the differences between the book and tax bases of assets and liabilities plus carryforward items. The composition of net deferred tax balances were as follows:

	December 31,
	2025	2024
	(in millions)
Deferred income tax assets(1)	$36	$39
Deferred income tax liabilities(2)	(1)	—
Net deferred tax asset	$35	$39
____________________________________________________________________________________
(1)Included within other assets in our consolidated balance sheets, net of valuation allowance.
(2)Included within other liabilities in our consolidated balance sheets.

The tax effects of the temporary differences and carryforwards that give rise to our net deferred tax balances were:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$44	$45
Investments	6	6
Interest expense limitation	4	3
Other	4	4
Total gross deferred tax assets	58	58
Less: valuation allowance	(5)	(5)
Deferred tax assets	53	53
Deferred tax liabilities:
Investments	(15)	(13)
Other	(3)	(1)
Deferred tax liabilities	(18)	(14)
Net deferred tax asset	$35	$39
As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards of approximately $698 million, which resulted in deferred tax assets of $44 million. Our U.S. federal net operating loss carryforwards of approximately $259 million are not subject to expiration.
We have U.S. state net operating loss carryforwards of approximately $439 million, certain of which will begin to expire in 2031.
Income taxes paid net of refunds received during the year ended December 31, 2025 were as follows:

Year Ended December 31,
2025
(in millions)
U.S. Federal	$1
State and local	2
Total income taxes paid	$3
We paid $15 million and $7 million in income taxes during the years ended December 31, 2024, and 2023, respectively.
The cash distributions to stockholders in 2025, 2024 and 2023 are characterized, for U.S. federal income tax purposes, as follows:

	Year Ended December 31,
	2025	2024	2023
Common distributions (per share):
Ordinary dividends(1)	$0.759540	$1.285731	$0.000000
Capital gain distributions(2)	0.240460	0.114269	2.150000
____________________________________________________________________________________
(1)For the years ended December 31, 2025 and 2024, the ordinary dividends include qualified dividends of $0.025164 and $0.292918, respectively.
(2)Capital gain distribution disclosure pursuant to Treasury Regulation §1.1061-6(c). The following additional information relates to the capital gain distributions for calendar years 2025, 2024 and 2023, as reported on Park Hotels & Resorts Inc. Form 1099-DIV, Box 2a. For purposes of Internal Revenue Code Section 1061, which is generally applicable to direct and indirect holders of “applicable partnership interests”: (i) the “One Year Amounts” are $0.000000 per share, and (ii) the “Three Year Amounts” are $0.000000 per share, with respect to the 2025, 2024 and 2023 capital gain distributions.

Note 11: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”) both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of December 31, 2025, 5,258,954 shares of common stock remain available for future issuance. An amendment and restatement of the 2017 Director Plan was approved by our stockholders in April 2025 to, among other changes, increase the number of shares available to be issued by 875,000, from 950,000 to 1,825,000. As of December 31, 2025, 846,938 shares of common stock remain available for future issuance. For the years ended December 31, 2025, 2024 and 2023, we recognized $19 million, $19 million and $18 million of share-based compensation expense, respectively. As of December 31, 2025, unrecognized compensation expense was $18 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) during the years ended December 31, 2025, 2024 and 2023 was $12 million, $14 million and $7 million, respectively.
Restricted Stock Awards
Restricted Stock Awards (“RSAs”) generally vest in annual installments between one and three years from each grant date. The following table provides a summary of RSAs for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	843,846	20.19
Granted	696,356	13.45
Vested	(539,133)	20.39
Forfeited	(18,484)	15.52
Unvested at December 31, 2023	982,585	15.40
Granted	629,151	16.17
Vested	(548,947)	15.79
Forfeited	(53,118)	15.47
Unvested at December 31, 2024	1,009,671	15.66
Granted	868,711	12.25
Vested	(567,090)	15.48
Forfeited	(57,448)	13.63
Unvested at December 31, 2025	1,253,844	$13.47
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

The following table provides a summary of PSUs for the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	1,198,325	20.71
Granted	590,805	19.96
Forfeited	(261,554)	24.80
Unvested at December 31, 2023	1,527,576	19.72
Granted	592,132	17.75
Vested	(337,283)	26.99
Forfeited	(265,854)	7.78
Unvested at December 31, 2024	1,516,571	19.43
Granted	758,610	11.18
Vested	(381,857)	21.93
Forfeited	(27,070)	14.74
Unvested at December 31, 2025	1,866,254	$15.63
The grant date fair values of the awards that are subject to the achievement of market conditions based on total shareholder return were determined using a Monte Carlo simulation valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility(1)	33.0%	36.0%	48.0%
Dividend yield(2)	—	—	—
Risk-free rate(3)	4.4%	4.5%	4.3%
Expected term	3 years	3 years	3 years
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

Note 12: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(283)	$212	$97
Earnings attributable to participating securities	—	(1)	(2)
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(283)	$211	$95
Denominator:
Weighted average shares outstanding – basic	199	207	214
Unvested restricted shares	—	2	1
Weighted average shares outstanding – diluted	199	209	215

(Loss) earnings per share – Basic(1)	$(1.43)	$1.02	$0.44
(Loss) earnings per share – Diluted(1)	$(1.43)	$1.01	$0.44
____________________________________________________________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.
Certain of our outstanding equity awards were excluded from the above calculation of EPS for the years ended December 31, 2025, 2024 and 2023 because their effect would have been anti-dilutive.
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
We also have franchise agreements for five hotels. The franchise agreements have an initial term of 10 to 20 years and cannot be extended without the franchisor’s consent.
Marketing Fees
Additionally, the management and franchise agreements generally require a marketing fee equal to a percentage of rooms revenues. Total marketing fees were $41 million, $45 million and $47 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were included in other departmental and support expense in our consolidated statements of operations.

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
Note 14: Business Segment Information
As a result of a shift in our business strategy during the quarter ended December 31, 2025, we now operate our business through three operating segments, our consolidated Core hotels, consolidated Non-Core hotels and unconsolidated hotels. Only our consolidated Core hotels and consolidated Non-Core hotels are reportable segments. Our CODM, who is our chief executive officer, evaluates our consolidated Core and Non-Core hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations and does not include the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis:
•Gains or losses on sales of assets for both consolidated and unconsolidated investments;
•Costs associated with hotel acquisitions or dispositions expensed during the period;
•Severance expense;
•Share-based compensation expense;
•Impairment losses and casualty gains or losses; and
•Other items that we believe are not representative of our current or future operating performance.

The following tables present our reportable segment expenses, Hotel Adjusted EBITDA reconciled to net (loss) income and reportable segment revenues reconciled to our consolidated amounts. Prior period amounts have been recast to reflect the change in our reportable segments:

	Year Ended December 31,
	2025			2024			2023
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Rooms	$1,505	$1,201	$304	$1,569	$1,219	$350	$1,653	$1,177	$476
Food and beverage	685	578	107	688	569	119	696	545	151
Ancillary hotel	259	227	32	256	221	35	264	220	44
Total segment revenues	2,449	2,006	443	2,513	2,009	504	2,613	1,942	671

Less:
Rooms expense	411	318	93	419	318	101	449	302	147
Food and beverage expense	478	398	80	474	386	88	501	379	122
Other departmental and support expense	596	452	144	605	449	156	635	430	205
Management fees	118	100	18	122	101	21	125	97	28
Other property segment expenses(1)	202	152	50	210	152	58	217	142	75
Total segment expenses	1,805	1,420	385	1,830	1,406	424	1,927	1,350	577

Hotel Adjusted EBITDA	644	$586	$58	683	$603	$80	686	$592	$94
Other revenues	92			86			85
Depreciation and amortization expense	(336)			(257)			(287)
Corporate general and administrative expense	(72)			(69)			(65)
Impairment and casualty loss	(319)			(14)			(204)
Other operating expenses	(88)			(82)			(83)
Gain on sales of assets, net	2			8			15
Gain on derecognition of assets	58			60			221
Interest income	10			21			38
Interest expense	(209)			(214)			(207)
Interest expense associated with hotels in receivership	(58)			(60)			(45)
Equity in earnings from investments in affiliates(2)	4			31			11
Income tax (expense) benefit	(7)			61			(38)
Other gain (loss), net	16			(4)			4
Other items	(14)			(24)			(25)
Net (loss) income	$(277)			$226			$106
____________________________________________________________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.
(2)For the year ended December 31, 2024, includes a gain of $19 million on the sale of the Hilton La Jolla Torrey Pines.

	Year Ended December 31,
	2025			2024			2023
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Total revenues	$2,541			$2,599			$2,698
Less: Other revenues	(92)			(86)			(85)
Total segment revenues	$2,449	$2,006	$443	$2,513	$2,009	$504	$2,613	$1,942	$671
The following table presents total assets for our consolidated Core and Non-Core hotels, reconciled to total assets:

	December 31,
	2025	2024

	(in millions)
Consolidated Core hotels	$7,194	$7,324
Consolidated Non-Core hotels	461	1,801
All other	45	36
Total assets	$7,700	$9,161
The following table presents total capital expenditures for property and equipment for our consolidated Core and Non-Core hotels, reconciled to total capital expenditures for property and equipment:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Consolidated Core hotels	$281	$208	$267
Consolidated Non-Core hotels	15	19	18
Total capital expenditures for property and equipment	$296	$227	$285
Note 15: Commitments and Contingencies
As of December 31, 2025, we had outstanding commitments under third-party contracts of approximately $110 million for capital expenditures at our properties, of which $32 million relates to the transformative renovation at the Royal Palm, $18 million relates to guestroom, lobby, pool and exterior renovations at the Hilton Hawaiian Village Waikiki Beach Resort and $15 million relates to guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. Currently, we are in active litigation with a ground lessor who alleges breach of a ground lease(s) related to the Hilton Salt Lake City Center, DoubleTree Hotel San Diego - Mission Valley and/or DoubleTree Hotel Durango and against whom we allege, among other things, breach of the same ground lease(s). We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of December 31, 2025 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Additionally, as of December 31, 2025, Hilton remains subject to U.S. federal income tax examinations from 2011 through 2017, the year of our spin-off. Various income tax returns for Hilton filed with state, local and foreign jurisdictions remain subject to examination by the applicable taxing authorities.
Note 16: Supplemental Disclosures of Cash Flow Information
Interest paid during the years ended December 31, 2025, 2024 and 2023 was $212 million, $185 million and $215 million, respectively.
Capital expenditures included within accounts payable and accrued expenses in our consolidated balance sheets were $29 million, $37 million and $37 million as of December 31, 2025, 2024 and 2023, respectively.
The following non-cash financing activity was excluded from the consolidated statements of cash flows:
During the years ended December 31, 2025, 2024 and 2023, we declared $50 million, $131 million and $355 million, respectively, of dividends that were unpaid and accrued as of December 31, 2025, 2024 and 2023, respectively.
Note 17: Subsequent Events
In January 2026, we sold the Hilton Checkers Los Angeles for gross proceeds of $12.5 million.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2025

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition, net(1)	Land	Building & Improvements(2)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(3)	Life Upon Which Depreciation is Computed
Consolidated Core Hotels
Caribe Hilton	$—	$38	$56	$7	$83	$41	$111	$32	$184	$(69)	1949	10/24/2007	3	-	40 years
Hilton Boston Logan Airport	—	—	108	6	33	—	131	16	147	(71)	1999	10/24/2007	3	-	40 years
Hilton Chicago	—	69	233	12	203	71	383	63	517	(216)	1927	10/24/2007	3	-	40 years
Hilton Hawaiian Village Waikiki Beach Resort	1,275	925	807	17	560	984	1,168	157	2,309	(607)	1961	10/24/2007	3	-	40 years
Hilton McLean Tysons Corner	—	50	82	3	(6)	23	60	46	129	(72)	1987	10/24/2007	3	-	40 years
Hilton New Orleans Riverside	—	89	217	3	148	90	306	61	457	(153)	1977	10/24/2007	3	-	40 years
Hilton Santa Barbara Beachfront Resort	153	71	50	2	63	73	85	28	186	(53)	1986	10/24/2007	3	-	40 years
Hilton Waikoloa Village	—	160	340	25	(4)	112	346	63	521	(179)	1988	10/24/2007	3	-	40 years
New York Hilton Midtown	—	1,096	542	13	157	1,043	671	94	1,808	(366)	1963	10/24/2007	3	-	40 years
DoubleTree Hotel Washington DC – Crystal City	—	43	95	2	51	43	129	19	191	(79)	1982	12/14/2007	3	-	40 years
Signia by Hilton Orlando Bonnet Creek	—	15	377	31	134	30	467	60	557	(152)	2009	2/12/2015	3	-	40 years
Waldorf Astoria Orlando	—	34	274	29	78	48	313	54	415	(114)	2009	2/12/2015	3	-	40 years
Casa Marina Key West, Curio Collection	—	164	174	9	58	170	199	36	405	(58)	1920	2/17/2015	3	-	40 years
The Reach Key West, Curio Collection	—	57	67	3	23	57	83	10	150	(31)	1970	2/17/2015	3	-	40 years
Juniper Hotel Cupertino, Curio Collection	—	40	64	8	2	40	65	9	114	(25)	1973	6/2/2015	3	-	40 years
Hilton Denver City Center	51	14	163	21	5	14	165	24	203	(47)	1982	9/18/2019	3	-	40 years
Hyatt Regency Boston	121	—	177	14	4	—	180	15	195	(42)	1985	9/18/2019	3	-	40 years
Hyatt Regency Mission Bay Spa and Marina	—	5	118	15	9	7	121	19	147	(39)	1961	9/18/2019	3	-	40 years
JW Marriott San Francisco Union Square	—	—	191	13	9	—	199	14	213	(44)	1987	9/18/2019	3	-	40 years
Royal Palm South Beach Miami, a Tribute Portfolio Resort	—	16	139	12	4	15	154	2	171	(13)	1926	9/18/2019	3	-	40 years
Total Consolidated Core Hotels	1,600	2,886	4,274	245	1,614	2,861	5,336	822	9,019	(2,430)

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation
(Dollars in millions)
December 31, 2025

		Initial Cost				Gross Amounts at Which Carried at Close of Period
Hotel Property	Encumbrances	Land	Building & Improvements	Furniture, Fixtures & Equipment	Costs Capitalized Subsequent to Acquisition, net(1)	Land	Building & Improvements(2)	Furniture, Fixtures & Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired(3)	Life Upon Which Depreciation is Computed
Consolidated Non-Core Hotels
DoubleTree Hotel Durango	—	—	—	2	6	—	2	6	8	(6)	1985	10/24/2007	3	-	40 years
DoubleTree Hotel Ontario Airport	30	14	58	3	20	13	64	18	95	(46)	1974	10/24/2007	3	-	40 years
DoubleTree Hotel San Diego – Mission Valley	—	—	—	2	18	—	10	10	20	(16)	1989	10/24/2007	3	-	40 years
DoubleTree Hotel San Jose	—	15	67	5	(59)	7	20	1	28	—	1980	10/24/2007	3	-	40 years
Embassy Suites Austin Downtown South Congress	—	—	45	2	(40)	—	7	—	7	—	1983	10/24/2007	3	-	40 years
Hilton Salt Lake City Center	—	—	—	10	22	—	9	23	32	(26)	2002	10/24/2007	3	-	40 years
Hilton Seattle Airport & Conference Center	—	—	70	3	(43)	—	29	1	30	—	1961	10/24/2007	3	-	40 years
Hilton Orlando Lake Buena Vista	—	—	137	10	42	—	157	32	189	(91)	1983	8/30/2010	3	-	40 years
Boston Marriott Newton	—	24	74	15	(53)	15	44	1	60	—	1969	9/18/2019	3	-	40 years
Hilton Checkers Los Angeles(4)	—	19	44	7	(58)	4	8	—	12	—	1927	9/18/2019	3	-	40 years
The Midland Hotel, a Tribute Portfolio Hotel(5)	—	20	76	14	(73)	9	27	1	37	—	1928	9/18/2019	3	-	40 years
The Wade(6)	—	22	58	8	(57)	9	21	1	31	—	1965	9/18/2019	3	-	40 years
Total Consolidated Non-Core Hotels	30	114	629	81	(275)	57	398	94	549	(185)

Total Consolidated Core and Non-Core Hotels	$1,630	$3,000	$4,903	$326	$1,339	$2,918	$5,734	$916	$9,568	$(2,615)
___________________________________________________________________________________
(1)Subsequent costs capitalized are net of impairment expense.
(2)Includes amounts classified as construction-in-progress.
(3)On October 24, 2007, a predecessor to our Parent became a wholly owned subsidiary of an affiliate of The Blackstone Group L.P. following the completion of the Blackstone Merger.
(4)In January 2026, we sold the Hilton Checkers Los Angeles.
(5)In January 2025, the W Chicago – City Center was converted to The Midland Hotel, a Tribute Portfolio Hotel.
(6)In February 2025, the W Chicago – Lakeshore was converted to The Wade.

Park Hotels & Resorts Inc.
Schedule III
Real Estate and Accumulated Depreciation—(continued)
(Dollars in millions)
December 31, 2025
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$10,166	$10,075	$11,008
Additions during period:
Capital expenditures	288	227	307
Deductions during period:
Transfers to assets held for sale	(13)	—	—
Dispositions, including casualty losses and impairment loss on planned dispositions	(873)	(136)	(199)
Derecognition of assets(1)	—	—	(1,041)
Balance at end of period	$9,568	$10,166	$10,075
____________________________________________________________________________________
(1)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels. The Hilton San Francisco Hotels were sold by the court-appointed receiver on November 21, 2025.
(B)The change in accumulated depreciation for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Balance at beginning of period	$2,771	$2,620	$2,712
Additions during period:
Depreciation expense	264	255	254
Deductions during period:
Dispositions, including casualty losses and impairment loss on planned dispositions	(420)	(104)	(68)
Derecognition of assets(1)	—	—	(278)
Balance at end of period	$2,615	$2,771	$2,620
____________________________________________________________________________________
(1)For the year ended December 31, 2023, represents the derecognition of the Hilton San Francisco Hotels from our consolidated balance sheet in October 2023, when the receiver took control of the hotels. The Hilton San Francisco Hotels were sold by the court-appointed receiver on November 21, 2025.
(C)The aggregate cost of real estate for U.S. federal income tax purposes is approximately $5.800 billion as of December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Annual Report on Form 10-K. Management’s report on internal control over financial reporting is incorporated in this Item 9A by reference.
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

10.3
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

10.7
Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (As Amended and Restated as of April 25, 2025) (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, filed on April 25, 2025). †

10.8
Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (as amended and restated as of April 30, 2021) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on May 4, 2021). †

10.9
Form of Restricted Stock Agreement issued pursuant to the Park Hotels & Resorts Inc. 2017 Stock Plan for Non-Employee Directors (As Amended and Restated as of April 25, 2025) (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-8, filed on April 25, 2025). †

10.10
Employment Agreement dated April 26, 2016, between Park Hotels & Resorts Inc. and Thomas J. Baltimore Jr (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10 (File No. 001-37795), as filed on September 16, 2016). †

10.11
Form of Indemnification Agreement entered into between Park Hotels & Resorts Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form 10 (File No. 0001-37795), filed on November 14, 2016).†

10.12
Park Hotels & Resorts Inc. 2017 Omnibus Incentive Plan (as Amended and Restated Effective as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 28, 2023). †

10.13
Park Hotels & Resorts Inc. Executive Long-Term Incentive Program (amended and restated as of February 24, 2022) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 25, 2022). †

10.14	Form of CEO Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.15	Form of CEO Amended and Restated Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on May 2, 2022).†

10.16	Form of Executive Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on March 1, 2017).†

10.17	Form of Executive Amended and Restated Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on May 2, 2022).†

10.18	Form of Award Notice and Nonqualified Stock Option Agreement (Converted Award) (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.19	Form of Nonqualified Stock Option Agreement (Converted Award-2014 Grant) (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q, filed on May 4, 2017).†

10.20
Park Hotels & Resorts Inc. Executive Short-Term Incentive Program (amended and restated as of February 24, 2020) (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on February 26, 2020).†

10.21	Park Hotels & Resorts Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2017).†

19	Park Hotels and Resorts Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 on our Annual Report on Form 10-K, filed on February 20, 2025).

21*	Subsidiaries of Park Hotels & Resorts Inc.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

24.1*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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

Park Hotels & Resorts Inc.

Date: February 20, 2026	By:	/s/ Thomas J. Baltimore Jr.
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

Name	Title	Date
/s/ Thomas J. Baltimore, Jr.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Thomas J. Baltimore, Jr.
/s/ Sean M. Dell’Orto	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2026
Sean M. Dell’Orto
/s/ Darren W. Robb	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026
Darren W. Robb

/s/ Patricia M. Bedient	Director	February 20, 2026
Patricia M. Bedient

/s/ Thomas D. Eckert	Director	February 20, 2026
Thomas D. Eckert

/s/ Geoffrey M. Garrett	Director	February 20, 2026
Geoffrey M. Garrett

/s/ Christie B. Kelly	Director	February 20, 2026
Christie B. Kelly

/s/ Terri D. McClements	Director	February 20, 2026
Terri D. McClements

/s/ Thomas A. Natelli	Director	February 20, 2026
Thomas A. Natelli

/s/ Timothy J. Naughton	Director	February 20, 2026
Timothy J. Naughton

/s/ Stephen I. Sadove	Director	February 20, 2026
Stephen I. Sadove