Form 10-Q
period 2026-03-31
Park Hotels & Resorts Inc.
filed 2026-05-01
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on April 24, 2026 was 201,361,835.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Property and equipment, net	$6,976	$6,955
Assets held for sale, net	—	14
Intangibles, net	41	41
Cash and cash equivalents	156	232
Restricted cash	34	32
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	142	116
Prepaid expenses	66	60
Other assets	77	80
Operating lease right-of-use assets	166	170
TOTAL ASSETS (variable interest entities – $207 and $207)	$7,658	$7,700
LIABILITIES AND EQUITY
Liabilities
Debt	$3,838	$3,838
Accounts payable and accrued expenses	225	198
Dividends payable	50	56
Due to hotel managers	104	134
Other liabilities	201	189
Operating lease liabilities	207	209
Total liabilities (variable interest entities – $197 and $198)	4,625	4,624
Commitments and contingencies – refer to Note 11
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 202,511,845 shares issued and 201,249,407 shares outstanding as of March 31, 2026 and 200,938,658 shares issued and 199,901,086 shares outstanding as of December 31, 2025	2	2
Additional paid-in capital	4,023	4,031
Accumulated deficit	(937)	(902)
Total stockholders’ equity	3,088	3,131
Noncontrolling interests	(55)	(55)
Total equity	3,033	3,076
TOTAL LIABILITIES AND EQUITY	$7,658	$7,700
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rooms	$356	$363
Food and beverage	182	182
Ancillary hotel	60	63
Other	24	22
Total revenues	622	630

Operating expenses
Rooms	97	100
Food and beverage	122	123
Other departmental and support	145	151
Other property	54	57
Management fees	30	30
Impairment	5	70
Depreciation and amortization	64	69
Corporate general and administrative	18	18
Other	24	21
Total expenses	559	639

Loss on sale of assets, net	(1)	—
Gain on derecognition of assets	—	16

Operating income	62	7

Interest income	1	3
Interest expense	(51)	(52)
Interest expense associated with hotels in receivership	—	(16)
Equity in earnings from investments in affiliates	1	—
Other gain, net	—	2

Income (loss) before income taxes	13	(56)
Income tax expense	(1)	(1)
Net income (loss)	12	(57)
Net income attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to stockholders	$11	$(57)

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.05	$(0.29)
Earnings (loss) per share – Diluted	$0.05	$(0.29)

Weighted average shares outstanding – Basic	199	200
Weighted average shares outstanding – Diluted	200	200

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$12	$(57)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	69
Loss on sale of assets, net	1	—
Gain on derecognition of assets	—	(16)
Impairment	5	70
Equity in earnings from investments in affiliates	(1)	—
Share-based compensation expense	4	4
Amortization of deferred financing costs	3	3
Distributions from unconsolidated affiliates	1	—
Changes in operating assets and liabilities	(30)	13
Net cash provided by operating activities	59	86
Investing Activities:
Capital expenditures for property and equipment	(83)	(77)
Proceeds from asset dispositions, net	11	—
Net cash used in investing activities	(72)	(77)
Financing Activities:
Repayments of mortgage debt	(2)	(2)
Dividends paid	(50)	(131)
Distributions to noncontrolling interests	(1)	(7)
Tax withholdings on share-based compensation	(8)	(4)
Repurchase of common stock	—	(45)
Net cash used in financing activities	(61)	(189)
Net decrease in cash and cash equivalents and restricted cash	(74)	(180)
Cash and cash equivalents and restricted cash, beginning of period	264	440
Cash and cash equivalents and restricted cash, end of period	$190	$260

Supplemental Disclosures
Non-cash investing and financing activities:
Accrued capital expenditures	$36	$18
Dividends declared but unpaid	50	50

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2025	200	$2	$4,031	$(902)	$(55)	$3,076
Share-based compensation, net	1	—	(8)	4	—	(4)
Net income	—	—	—	11	1	12
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	201	$2	$4,023	$(937)	$(55)	$3,033

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	$2	$4,017	$(525)	$(58)	$3,436
___________________________________
(1)Dividends declared per common share were $0.25 for both the three months ended March 31, 2026 and 2025.

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
Our strategic focus is on our “Core” portfolio, which includes 20 of our consolidated hotels and one unconsolidated joint venture and consists primarily of hotels and resorts that cater to both group and leisure demand. Our remaining hotels are considered “Non-Core.” As of March 31, 2026, our remaining Non-Core portfolio included 12 consolidated hotels and one unconsolidated joint venture, all of which the Company intends to divest from its portfolio.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026.
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
Summary of Significant Accounting Policies
Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026, contains a discussion of significant accounting policies. There have been no significant changes to our significant accounting policies since December 31, 2025.

Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which adds guidance on providing qualitative and quantitative disclosures about certain costs and expenses. Although early adoption is permitted, we expect to adopt ASU 2024-03 on a prospective basis when the requirements become effective for the year ended December 31, 2027. We are currently evaluating the effect that ASU 2024-03 will have on our consolidated financial statements.
Note 3: Dispositions
In January 2026, we sold the Hilton Checkers Los Angeles for gross proceeds of approximately $13 million. We recognized a net loss of approximately $1 million, which is included in loss on sale of assets, net in our condensed consolidated statements of operations.
Note 4: Property and Equipment
Property and equipment were:

	March 31, 2026	December 31, 2025(1)

	(in millions)
Land	$2,926	$2,918
Buildings and leasehold improvements	5,536	5,487
Furniture and equipment	992	931
Construction-in-progress	201	249
	9,655	9,585
Accumulated depreciation	(2,679)	(2,630)
	$6,976	$6,955
_____________________________________
(1)Excludes $13 million of property and equipment, net, classified as held for sale as of December 31, 2025, which has been reclassified to held and used as of March 31, 2026, as a result of the hotel no longer being under contract.
Depreciation of property and equipment was $64 million and $69 million during the three months ended March 31, 2026 and 2025, respectively.
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

	March 31, 2026	December 31, 2025

	(in millions)
Property and equipment, net	$180	$182
Cash and cash equivalents(1)	17	16
Restricted cash	4	3
Accounts receivable, net	3	3
Prepaid expenses	2	3
Other assets	1	—
Debt	182	183
Accounts payable and accrued expenses	10	9
Due to hotel manager	1	2
Other liabilities	4	4
_____________________________________
(1)As of March 31, 2026 and December 31, 2025, includes $7 million of cash held in a VIE related to a hotel sold in December 2024, which has not yet been distributed.
Unconsolidated Entities
Two of our hotels are owned by unconsolidated joint ventures in which we hold an interest. These hotels are accounted for using the equity method and had total debt of approximately $575 million and $573 million as of March 31, 2026 and December 31, 2025, respectively. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.
Note 6: Debt
Debt balances and associated interest rates as of March 31, 2026 were:

			Principal balance as of
	Interest Rate at March 31, 2026	Maturity Date	March 31, 2026	December 31, 2025

			(in millions)
HHV Mortgage Loan(1)	4.20%	November 2026	$1,275	$1,275
Other mortgage loans	Average rate of 4.40%	2026 to 2027(2)	353	355
Revolver(3)	SOFR + 2.25%	September 2029	—	—
2024 Term Loan	SOFR + 2.20%(4)	May 2027	200	200
2025 Delayed Draw Term Loan(5)	SOFR + 2.20%	January 2030	—	—
2028 Senior Notes(6)	5.88%	October 2028	725	725
2029 Senior Notes(6)	4.88%	May 2029	750	750
2030 Senior Notes(6)	7.00%	February 2030	550	550
Finance lease obligations	6.88%	2027 to 2030	1	1
			3,854	3,856
Less: unamortized deferred financing costs and discount			(16)	(18)
			$3,838	$3,838
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Assumes the exercise of all extensions that are exercisable solely at our option. The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months notice. As of March 31, 2026, we had not received notice from the lender.
(3)Our senior unsecured revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of March 31, 2026, we had $1 billion of available capacity under our Revolver and no outstanding letters of credit. In April 2026, we drew $50 million under the Revolver.

(4)Our $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024. As of March 31, 2026, our all-in interest rate was 5.88%.
(5)Our $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) was incurred in September 2025. As of March 31, 2026, there were no borrowings outstanding.
(6)Our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co-Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of March 31, 2026 were:

Year	(in millions)
2026	$1,599
2027	230
2028	725
2029	750
2030	550
$3,854
Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		March 31, 2026		December 31, 2025
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,255	$1,275	$1,248
Other mortgage loans	3	353	349	355	351
2024 Term Loan	3	200	199	200	200
2028 Senior Notes	1	725	720	725	725
2029 Senior Notes	1	750	723	750	732
2030 Senior Notes	1	550	558	550	564
During the three months ended March 31, 2026, we recognized an impairment loss of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was subsequently sold in April 2026, as the gross proceeds of $18 million were less than the net book value of the hotel. During the three months ended March 31, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the hotel.

The estimated fair value of the assets that were measured on a nonrecurring basis, categorized by the level of inputs used in the valuation of the assets, are shown below:

	March 31,
	2026(1)	2025(2)
	(in millions)
Property and equipment
Level 2	$18	$—
Level 3	—	74
Total	$18	$74
_____________________________________
(1)We estimated the fair value of the asset based on a contracted sales price (Level 2).
(2)We estimated the fair value of the asset using a discounted cash flow analysis, with an estimated stabilized growth rate of 3.0%, a discounted cash flow term of 10 years, terminal capitalization rate of 7.3% and a discount rate of 10.0% (Level 3). The discount and terminal capitalization rates used for the fair value of the asset reflect the risk profile of the market where the property is located.
Note 8: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of March 31, 2026, 2,928,548 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 1,825,000 shares of our common stock may be issued, and as of March 31, 2026, 836,399 shares of common stock remain available for future issuance. For both the three months ended March 31, 2026 and 2025, we recognized $4 million of share-based compensation expense. As of March 31, 2026, unrecognized compensation expense was $33 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the three months ended March 31, 2026 and 2025 was $20 million and $11 million, respectively.
Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. The following table provides a summary of stock awards for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,253,844	$13.47
Granted	913,412	11.41
Vested	(544,834)	14.03
Forfeited	(34,518)	12.49
Unvested at March 31, 2026	1,587,904	$12.11
Performance Stock Units
Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period. All PSUs granted prior to 2026 are subject to the achievement of a market condition based on a measure of our total shareholder return (“TSR metric”) relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period) (the “Peer Companies”). Beginning in 2026, 75% of PSUs granted continue to be subject to the foregoing TSR metric, while the remaining 25% of PSUs are subject to the achievement of a performance condition based on our growth in revenue per available room (“RevPAR”) relative to RevPAR growth of the Peer Companies (“RevPAR metric”) . The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing market and performance conditions.

The following table provides a summary of PSUs for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,866,254	$15.63
Granted	1,456,501	15.67
Vested	(1,165,826)	19.96
Forfeited	(6,685)	13.86
Unvested at March 31, 2026	2,150,244	$13.32
The grant date fair values and the corresponding compensation cost of the awards that are subject to the achievement of the TSR metric were determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	34.0%
Dividend yield(2)	—
Risk-free rate(3)	3.6%
Expected term	3 years
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
The grant date fair values and the corresponding compensation cost of the awards that are subject to the achievement of the RevPAR metric were determined using the closing stock price on the grant date multiplied by the percentage of shares expected to vest, and such percentage is reevaluated based on the probability of meeting the RevPAR metric each period.
Note 9: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$11	$(57)
Earnings attributable to participating securities	(1)	(1)
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$10	$(58)
Denominator:
Weighted average shares outstanding – basic	199	200
Unvested restricted shares	1	—
Weighted average shares outstanding – diluted	200	200

Earnings (loss) per share – Basic(1)	$0.05	$(0.29)
Earnings (loss) per share – Diluted(1)	$0.05	$(0.29)
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three months ended March 31, 2026 and 2025 because their effect would have been anti-dilutive.
Note 10: Business Segment Information
As a result of a shift in our business strategy during the quarter ended December 31, 2025, we operate our business through three operating segments, our consolidated Core hotels, consolidated Non-Core hotels and unconsolidated hotels. Only our consolidated Core hotels and consolidated Non-Core hotels are reportable segments. Our Chief Operating Decision Maker (the “CODM”), who is our chief executive officer, evaluates our consolidated Core and Non-Core hotels primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“EBITDA”) when deciding how to allocate resources, in making other day-to-day operating decisions and evaluating our operating performance against other companies within our industry.
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

The following tables present our reportable segment expenses, Hotel Adjusted EBITDA reconciled to net income (loss) and reportable segment revenues reconciled to our consolidated amounts. Prior period amounts have been recast to reflect the change in our reportable segments:

	Three Months Ended March 31,
	2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Rooms	$356	$299	$57	$363	$294	$69
Food and beverage	182	157	25	182	152	30
Ancillary hotel	60	54	6	63	56	7
Total segment revenues	598	510	88	608	502	106

Less:
Rooms expense	97	80	17	100	77	23
Food and beverage expense	122	106	16	123	102	21
Other departmental and support expense	145	117	28	151	115	36
Management fees	30	26	4	30	25	5
Other property segment expenses(1)	53	40	13	53	39	14
Total segment expenses	447	369	78	457	358	99

Hotel Adjusted EBITDA	151	$141	$10	151	$144	$7
Other revenues	24			22
Depreciation and amortization expense	(64)			(69)
Corporate general and administrative expense	(18)			(18)
Impairment	(5)			(70)
Other operating expenses	(24)			(21)
Loss on sales of assets, net	(1)			—
Gain on derecognition of assets	—			16
Interest income	1			3
Interest expense	(51)			(52)
Interest expense associated with hotels in receivership	—			(16)
Equity in earnings from investments in affiliates	1			—
Income tax expense	(1)			(1)
Other gain, net	—			2
Other items	(1)			(4)
Net income (loss)	$12			$(57)
_____________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.

	Three Months Ended March 31,
	2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Total revenues	$622			$630
Less: Other revenues	(24)			(22)
Total segment revenues	$598	$510	$88	$608	$502	$106
The following table presents total assets for our consolidated Core and Non-Core hotels, reconciled to total assets:

	March 31, 2026	December 31, 2025

	(in millions)
Consolidated Core hotels	$7,177	$7,194
Consolidated Non-Core hotels	439	461
All other	42	45
Total assets	$7,658	$7,700
The following table presents total capital expenditures for property and equipment for our consolidated Core and Non-Core hotels, reconciled to total capital expenditures for property and equipment:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Consolidated Core hotels	$80	$73
Consolidated Non-Core hotels	3	4
Total capital expenditures for property and equipment	$83	$77
Note 11: Commitments and Contingencies
As of March 31, 2026, we had outstanding commitments under third-party contracts of approximately $124 million for capital expenditures at our properties, primarily related to the full-scale renovation of the Ali’i Tower at the Hilton Hawaiian Village Waikiki Beach Resort, guestroom renovations at the Hilton New Orleans Riverside and the transformative renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. Currently, we are in active litigation with a ground lessor who alleges breach of a ground lease(s) related to the Hilton Salt Lake City Center, DoubleTree Hotel San Diego - Mission Valley and/or DoubleTree Hotel Durango, which remain in our portfolio, as well as the DoubleTree Hotel Sonoma Wine Country and/or the DoubleTree Hotel Seattle Airport for our period of ownership prior to their ground lease expiration in December 31, 2025, and against whom we allege, among other things, breach of the same ground lease(s). We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of March 31, 2026 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

Note 12: Subsequent Events
On April 30, 2026, Park’s indirect, wholly owned subsidiaries entered into a delayed draw loan facility, which provides the ability to draw between $650 million to $700 million no later than September 30, 2026 and matures on April 30, 2029 (“Bonnet Creek Mortgage Loan”). When drawn upon, the Bonnet Creek Mortgage Loan will be secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Park Hotels & Resorts Inc. (“we,” “us,” “our” or the “Company”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our Annual Report on Form 10-K for the year ended December 31, 2025.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the use of proceeds from our $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) and our $700 million delayed draw mortgage loan (“Bonnet Creek Mortgage Loan”), which will be secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course (collectively, the “Bonnet Creek complex”) when drawn upon, and the anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations, including as a result of government and agency shutdowns), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, including of our Non-Core hotels (as defined below), the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
All such forward-looking statements are based on current expectations of management and therefore involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in these forward-looking statements. You should not put undue reliance on any forward-looking statements and we urge investors to carefully review the disclosures we make concerning risks and uncertainties in Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 33 hotels, consisting of premium-branded hotels and resorts with over 22,000 rooms, located in prime U.S. markets and its territories. Our strategic focus is on our “Core” portfolio, which consists primarily of hotels and resorts that cater to group and leisure demand and includes 20 of our consolidated hotels that contribute over 90% of our Hotel Adjusted EBITDA as well as one unconsolidated joint venture. Over 96% of rooms in our Core portfolio are luxury and upper upscale, and our Core hotels are located in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
Our objective is to be the preeminent lodging real estate investment trust (“REIT”), focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity, particularly for our Core portfolio. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispose of all 12 remaining “Non-Core” hotels, which includes 11 consolidated hotels and one unconsolidated joint venture, to further enhance the value and diversification of our assets throughout the lodging cycle.
We operate our business through three operating segments, our consolidated Core hotels, consolidated Non-Core hotels and unconsolidated hotels, following the shift in our business strategy to dispose of all Non-Core hotels. Only our consolidated Core hotels and consolidated Non-Core hotels are reportable segments. Refer to Note 10: “Business Segment Information” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information regarding our operating segments. Core and Non-Core hotel financial data presented is based on our consolidated hotels only.
Outlook
Geopolitical conflicts and trends, coupled with economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for both domestic and international travel. Additionally, heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. During the first quarter of 2026, we relied on the performance of our hotels and active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession, geopolitical conflicts or trends, disapproval of U.S. foreign or domestic policy, or another government or agency shutdown, we are cautiously optimistic for 2026 based on upcoming major events, including the World Cup and the 250th anniversary of the U.S., continued benefits from transformative renovations at certain of our hotels, including the expected reopening of the Royal Palm South Beach Miami, a Tribute Portfolio Resort (“Royal Palm”) in June 2026, and the benefits of divesting of our Non-Core hotels.
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
The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net income (loss)	$12	$(57)
Depreciation and amortization expense	64	69
Interest income	(1)	(3)
Interest expense	51	52
Interest expense associated with hotels in receivership(1)	—	16
Income tax expense	1	1
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	—	2
EBITDA	127	80
Loss on sale of assets, net	1	—
Gain on derecognition of assets(1)	—	(16)
Share-based compensation expense	4	4
Impairment	5	70
Other items	6	6
Adjusted EBITDA	143	144
Less: Adjusted EBITDA from investments in affiliates	(6)	(8)
Add: All other(2)	14	15
Hotel Adjusted EBITDA	151	151
Less: Adjusted EBITDA from Non-Core hotels	(10)	(7)
Core Hotel Adjusted EBITDA	$141	$144
_____________________________________
(1)For the three months ended March 31, 2025, represents accrued interest expense associated with the default of the $725 million non-recourse CMBS loan (“SF Mortgage Loan”), which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”), which were sold by the court-appointed receiver on November 21, 2025.
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
The following table provides a reconciliation of Net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$11	$(57)
Depreciation and amortization expense	64	69
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)
Loss on sale of assets, net	1	—
Gain on derecognition of assets(1)	—	(16)
Impairment	5	70
Equity investment adjustments:
Equity in earnings from investments in affiliates	(1)	—
Pro rata FFO of investments in affiliates	—	1
Nareit FFO attributable to stockholders	79	66
Share-based compensation expense	4	4
Interest expense associated with hotels in receivership(1)	—	16
Other items	7	6
Adjusted FFO attributable to stockholders	$90	$92
Nareit FFO per share – Diluted(2)	$0.39	$0.33
Adjusted FFO per share – Diluted(2)	$0.45	$0.46

_____________________________________
(1)For the three months ended March 31, 2025, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025.
(2)Per share amounts are calculated based on unrounded numbers.
Results of Operations
Since January 1, 2025, we disposed of five consolidated Non-Core hotels. The results of operations of these Non-Core hotels are included in our consolidated results only during our period of ownership.
Hotel Revenues and Operating Expenses

	Three Months Ended March 31,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Rooms revenue	$356	$363	$(7)	$5	$3	$(15)
Food and beverage revenue	182	182	—	5	(1)	(4)
Ancillary hotel revenue	60	63	(3)	(2)	—	(1)
Rooms expense	97	100	(3)	3	—	(6)
Food and beverage expense	122	123	(1)	4	(1)	(4)
Other departmental and support expense	145	151	(6)	2	—	(8)
Other property expense	54	57	(3)	1	—	(4)
Management fees expense	30	30	—	1	—	(1)
Group, transient, contract and other rooms revenue for the three months ended March 31, 2026, as well as the change for each type of rooms revenue compared to the same period in 2025 were as follows:

	Three Months Ended March 31,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Group rooms revenue	$125	$124	$1	$1	$2	$(2)
Transient rooms revenue	204	214	(10)	—	—	(10)
Contract rooms revenue	18	17	1	3	1	(3)
Other rooms revenue	9	8	1	1	—	—
Rooms revenue	$356	$363	$(7)	$5	$3	$(15)
The changes in hotel revenues and operating expenses for our Core hotels during the three months ended March 31, 2026 compared to the same period in 2025 were primarily attributable to increases at the Bonnet Creek complex, our Hawaii hotels and the Hilton Caribe, partially offset by decreases at our hotels in New Orleans and Miami.
The Waldorf Astoria Orlando and Signia by Hilton Orlando Bonnet Creek benefited from increases in both group and transient demand, resulting in an increase in occupancy of 10.4 percentage points and 6.3 percentage points, respectively, for the three months ended March 31, 2026 compared to the same period in 2025, while ADR increased 3.7% and 5.1%, respectively. Additionally, the Waldorf Astoria Orlando and the Signia by Hilton Orlando Bonnet Creek experienced a combined increase in food and beverage revenue of 14.8%, or approximately $6 million, for the three months ended March 31, 2026 compared to the same period in 2025 as a result of continued benefits derived from the comprehensive renovation and expansion projects at the Bonnet Creek complex completed in early 2024.
Our two hotels in Hawaii experienced an increase in transient demand following the completion of the first phase of guestroom renovations at both hotels. Occupancy at the Hilton Hawaiian Village Waikiki Beach Resort and the Hilton Waikoloa Village increased 4.7 percentage points and 3.6 percentage points, respectively, for the three months ended March 31, 2026 compared to the same period in 2025.
The Caribe Hilton in Puerto Rico continues to benefit from an increase in group demand resulting in increases in ADR and occupancy of 9.9% and 1.8 percentage points, respectively, for the three months ended March 31, 2026 compared to the same period in 2025.
These increases were offset by decreases in hotel revenues at our hotels in New Orleans and Miami. The Hilton New Orleans Riverside experienced decreases in both group and transient demand primarily due to the Super Bowl held in New Orleans in 2025, resulting in a decrease in ADR of 13.6% for the three months ended March 31, 2026 compared to the same period in 2025. Additionally, the Royal Palm in Miami suspended operations beginning in May 2025 for a full-scale renovation.
Corporate general and administrative

	Three Months Ended March 31,
	2026	2025	Percent Change

	(in millions)
General and administrative expenses	$13	$13	—%
Share-based compensation expense	4	4	—
Other corporate expenses	1	1	—
Total corporate general and administrative	$18	$18	—%
Impairment
During the three months ended March 31, 2026, we recognized an impairment loss of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was subsequently sold in April 2026, as the gross proceeds of $18 million were less than the net book value of the hotel. During the three months ended March 31, 2025, we recognized an impairment loss of approximately $70 million related the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the hotel. Refer to Note 7: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Gain on derecognition of assets
During the three months ended March 31, 2025, we recognized a gain of $16 million from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025.
Non-operating Income and Expenses
Interest income
Interest income decreased $2 million during the three months ended March 31, 2026 compared to the same period in 2025 primarily as a result of a decrease in average cash balances as we have reinvested cash into our Core portfolio, including the full-scale renovation of the Royal Palm.

Interest expense
Interest expense associated with our debt for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	Percent Change

	(in millions)
HHV Mortgage Loan(1)	$13	$13	—%
Other mortgage loans	4	3	33.3
Revolver(2)	1	1	—
2024 Term Loan(3)	3	3	—
2028 Senior Notes(4)	11	11	—
2029 Senior Notes(4)	9	9	—
2030 Senior Notes(4)	10	10	—
Other	—	2	(100.0)
Total interest expense	$51	$52	(1.9)%
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)As of March 31, 2026, we had $1 billion of available capacity under our senior unsecured revolving credit facility (“Revolver”). In April 2026, we drew $50 million under the Revolver.
(3)The $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024.
(4)Park Intermediate Holdings LLC, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Interest expense associated with hotels in receivership
For the three months ended March 31, 2025, interest expense of $16 million represents accrued interest associated with the default of the SF Mortgage Loan. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver on November 21, 2025.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of March 31, 2026, we had total cash and cash equivalents of $156 million and $34 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With nearly $1 billion available under our Revolver, our $800 million undrawn 2025 Delayed Draw Term Loan and our new undrawn $700 million Bonnet Creek Mortgage Loan, in addition to the $156 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. We intend to draw upon the 2025 Delayed Draw Term Loan and the Bonnet Creek Mortgage Loan to fund the repayment of two mortgage loans totaling approximately $1.4 billion and maturing in the second half of 2026 and further pay down our debt with proceeds from the sales of our Non-Core hotels. Following the repayment of these mortgage loans, we have no significant maturities until the fourth quarter of 2028. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel managers for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In February 2026, we declared a first quarter dividend of $0.25 per share that was paid on April 15, 2026 to stockholders of record as of March 31, 2026. In addition, we declared a second quarter dividend of $0.25 per share in April 2026 to be paid on July 15, 2026 to stockholders of record as of June 30, 2026. Many of the other expenses associated with our operations are relatively fixed, including portions of rent expense, property taxes, insurance and interest expense on our debt. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $124 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 11: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. As of March 31, 2026, $275 million remained available for stock repurchases.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Three Months Ended March 31,
	2026	2025	Percent Change

	(in millions)
Net cash provided by operating activities	$59	$86	(31.4)%
Net cash used in investing activities	(72)	(77)	(6.5)
Net cash used in financing activities	(61)	(189)	(67.7)
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $27 million decrease in net cash provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to decreases in occupancy at certain of our hotels, including the Royal Palm, which suspended operations in May 2025 for a full-scale renovation, and timing of receipts from our customers.

Investing Activities
The $72 million in net cash used in investing activities for the three months ended March 31, 2026 was attributable to $83 million of capital expenditures, partially offset by $11 million of net proceeds from the sale of the Hilton Checkers Los Angeles.
The $77 million in net cash used in investing activities for the three months ended March 31, 2025 was attributable to capital expenditures.
Financing Activities
The $61 million in net cash used in financing activities for the three months ended March 31, 2026 was primarily attributable to $50 million of dividends paid.
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
We declared the following dividends to holders of our common stock during 2026:

Record Date	Payment Date	Dividend per Share
March 31, 2026	April 15, 2026	$0.25
June 30, 2026	July 15, 2026	$0.25
Debt
As of March 31, 2026, our total indebtedness was approximately $3.8 billion, including over $2 billion of our Senior Notes, and excluding our share of debt from investments in affiliates. Substantially all the debt of such unconsolidated affiliates is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in our unaudited condensed consolidated financial statements and accompanying footnotes. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026. There have been no material changes to our critical accounting policies or the methods or assumptions we apply.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in response to “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the three months ended March 31, 2026, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2026 through January 31, 2026	—	$—	—	$275
February 1, 2026 through February 28, 2026	224,117	$11.30	—	$275
March 1, 2026 through March 31, 2026	749	$11.17	—	$275
Total	224,866		—
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
(3)On February 14, 2025, our Board of Directors authorized and approved a $300 million stock repurchase program, which expires on February 19, 2027.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Bonnet Creek Mortgage Loan
The information included in this “Part II-Item 5. Other Information” of this Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”
On April 30, 2026, G/B/H Four Star, LLC, G/B/H Condo Owner, LLC and G/B/H Golf Course, LLC, each a Delaware limited liability company (collectively, the “Borrowers”), and Bonnet Creek Hilton Lessee LLC, a Delaware limited liability company (the “Operating Lessee”), entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), and the lenders party thereto (collectively, the “Lenders”). The Loan Agreement provides for a secured delayed draw loan facility (the “Loan Facility”) with the Bonnet Creek Mortgage Loan to be made by the Lenders to the Borrowers pursuant thereto in an amount to be designated by the Borrowers, which is not less than $650 million and not greater than $700 million, and disbursed to the Borrowers in a single disbursement to be made by the Lenders no later than September 30, 2026 (as such date may be extended by the Administrative Agent). The Bonnet Creek Mortgage Loan has a scheduled maturity date of April 30, 2029, subject to the right of the Borrowers to extend the same for two consecutive one-year periods in accordance with the applicable terms and provisions of the Loan Agreement. The Bonnet Creek Mortgage Loan will be secured by the Signia by Hilton Orlando Bonnet Creek, the Waldorf Astoria Orlando and the Waldorf Astoria Orlando Golf Course, or the “Bonnet Creek complex.” Each of the Borrowers and the Operating Lessee is an indirect, wholly owned subsidiary of the Company.
The outstanding principal balance of the Bonnet Creek Mortgage Loan will bear interest at a floating interest rate equal to the sum of (i) the forward-looking term rate based on one-month term SOFR (i.e., the secured overnight financing rate as administered by the Federal Reserve Bank of New York (or a successor administrator of the secured overnight financing rate)), plus (ii) 2.25% per annum. Until the earlier of the disbursement of the Bonnet Creek Mortgage Loan proceeds and the termination of the Loan Facility, the Borrowers are required to pay ticking fees to the Lenders equal to 0.25% per annum on the full Bonnet Creek Mortgage Loan commitment amount of $700 million, which ticking fees will be payable quarterly in arrears beginning on the first payment date occurring in the first full calendar quarter after the closing of the Loan Facility. The Borrowers will be permitted to voluntarily repay the outstanding principal balance of the Bonnet Creek Mortgage Loan or any portion thereof at any time, subject to certain minimum amounts and the payment of customary “breakage” costs and, with respect to any such prepayment which is made by the Borrower within one year after the disbursement of the Bonnet Creek Mortgage Loan proceeds, a spread maintenance prepayment fee.
Pursuant to a customary guaranty to be entered into by the Operating Company (for purposes of this Part II-Item 5,the “Guarantor”), the Guarantor has guaranteed the payment of losses of the Administrative Agent and the Lenders resulting from certain specified bad acts by the Borrowers and/or their affiliates, however, the Guarantor has not otherwise guaranteed the repayment of the Bonnet Creek Mortgage Loan or any portion thereof.
The Loan Agreement contains certain customary affirmative and negative covenants. Such covenants, among other things, require the Guarantor to maintain (i) a net worth of not less than $100,000,000 and (ii) liquid assets of not less than $25,000,000 (including cash and availability under the Guarantor’s $1.0 billion senior unsecured revolving credit facility). The Loan Agreement also includes customary defaults, the occurrence of which, following any applicable notice, grace and/or cure period specified with respect thereto in the Loan Agreement, would permit the Lenders to, among other things, declare the Bonnet Creek Mortgage Loan, together with accrued interest thereon and other obligations owing by the Borrowers under the Loan Agreement and the other documents executed by the Borrower in connection with the Bonnet Creek Mortgage Loan, to be immediately due and payable.
Certain of the Lenders or their affiliates have provided, and may in the future provide, certain commercial banking, financial advisory and investment banking services in the ordinary course of business for the Company, its subsidiaries and certain of its affiliates, for which they receive customary fees and commissions.
The foregoing description of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such Loan Agreement, a copy of which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

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

10.1
Park Hotels & Resorts Inc. Executive Long-Term Incentive Program, amended and restated as of February 12, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 19, 2026).

10.2	Form of CEO Amended and Restated Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on February 19, 2026).

10.3	Form of Executive Amended and Restated Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on February 19, 2026).

10.4
Park Hotels & Resorts Inc. Executive Short-Term Incentive Program, amended and restated as of February 12, 2026 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on February 19, 2026).

10.5*
Loan Agreement, dated April 30, 2026, among G/B/H Four Star, LLC, G/B/H Condo Owner, LLC and G/B/H Golf Course, LLC, collectively, as Borrowers, Bonnet Creek Hilton Lessee LLC, as Operating Lessee, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders.

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

Park Hotels & Resorts Inc.

Date: May 1, 2026	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 1, 2026	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)