Form 10-Q
period 2026-06-30
Park Hotels & Resorts Inc.
filed 2026-08-07
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on July 31, 2026 was 201,338,330.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Property and equipment, net	$6,908	$6,955
Assets held for sale, net	13	14
Intangibles, net	40	41
Cash and cash equivalents	264	232
Restricted cash	38	32
Accounts receivable, net of allowance for doubtful accounts of $2 and $2	151	116
Prepaid expenses	54	60
Other assets	78	80
Operating lease right-of-use assets	156	170
TOTAL ASSETS (variable interest entities – $199 and $207)	$7,702	$7,700
LIABILITIES AND EQUITY
Liabilities
Debt	$3,915	$3,838
Accounts payable and accrued expenses	226	198
Dividends payable	51	56
Due to hotel managers	106	134
Other liabilities	184	189
Operating lease liabilities	187	209
Total liabilities (variable interest entities – $194 and $198)	4,669	4,624
Commitments and contingencies – refer to Note 12
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 202,614,273 shares issued and 201,349,455 shares outstanding as of June 30, 2026 and 200,938,658 shares issued and 199,901,086 shares outstanding as of December 31, 2025	2	2
Additional paid-in capital	4,028	4,031
Accumulated deficit	(940)	(902)
Total stockholders’ equity	3,090	3,131
Noncontrolling interests	(57)	(55)
Total equity	3,033	3,076
TOTAL LIABILITIES AND EQUITY	$7,702	$7,700
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rooms	$401	$401	$757	$764
Food and beverage	188	180	370	362
Ancillary hotel	67	68	127	131
Other	24	23	48	45
Total revenues	680	672	1,302	1,302

Operating expenses
Rooms	104	105	201	205
Food and beverage	125	122	247	245
Other departmental and support	149	152	294	303
Other property	42	50	96	107
Management fees	33	31	63	61
Impairment and casualty loss	22	—	27	70
Depreciation and amortization	66	122	130	191
Corporate general and administrative	20	19	38	37
Other	22	23	46	44
Total expenses	583	624	1,142	1,263

(Loss) gain on sales of assets, net	(2)	1	(3)	1
Gain on derecognition of assets	—	16	—	32

Operating income	95	65	157	72

Interest income	2	2	3	5
Interest expense	(52)	(53)	(103)	(105)
Interest expense associated with hotels in receivership	—	(16)	—	(32)
Equity in earnings from investments in affiliates	1	2	2	2
Other gain (loss), net	9	(1)	9	1

Income (loss) before income taxes	55	(1)	68	(57)
Income tax expense	(5)	(1)	(6)	(2)
Net income (loss)	50	(2)	62	(59)
Net income attributable to noncontrolling interests	(3)	(3)	(4)	(3)
Net income (loss) attributable to stockholders	$47	$(5)	$58	$(62)

Earnings (loss) per share:
Earnings (loss) per share – Basic	$0.24	$(0.02)	$0.29	$(0.31)
Earnings (loss) per share – Diluted	$0.24	$(0.02)	$0.29	$(0.31)

Weighted average shares outstanding – Basic	200	199	200	199
Weighted average shares outstanding – Diluted	200	199	200	199

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$62	$(59)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130	191
Loss (gain) on sales of assets, net	3	(1)
Gain on derecognition of assets	—	(32)
Impairment loss	25	70
Equity in earnings from investments in affiliates	(2)	(2)
Other (gain) loss, net	(3)	1
Share-based compensation expense	10	9
Amortization of deferred financing costs	4	4
Distributions from unconsolidated affiliates	5	1
Deferred income taxes	3	—
Changes in operating assets and liabilities	(37)	12
Net cash provided by operating activities	200	194
Investing Activities:
Capital expenditures for property and equipment	(147)	(120)
Proceeds from asset dispositions, net	28	75
Proceeds from the sale of investments in affiliates, net	3	—
Net cash used in investing activities	(116)	(45)
Financing Activities:
Borrowings from credit facilities	250	—
Repayments of credit facilities	(50)	—
Repayments of mortgage debt	(124)	(4)
Debt issuance costs	(7)	—
Dividends paid	(100)	(181)
Distributions to noncontrolling interests	(6)	(8)
Tax withholdings on share-based compensation	(9)	(4)
Repurchase of common stock	—	(45)
Net cash used in financing activities	(46)	(242)
Net increase (decrease) in cash and cash equivalents and restricted cash	38	(93)
Cash and cash equivalents and restricted cash, beginning of period	264	440
Cash and cash equivalents and restricted cash, end of period	$302	$347

Supplemental Disclosures
Non-cash investing and financing activities:
Accrued capital expenditures	$25	$30
Dividends declared but unpaid	50	50

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2025	200	$2	$4,031	$(902)	$(55)	$3,076
Share-based compensation, net	1	—	(8)	4	—	(4)
Net income	—	—	—	11	1	12
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	201	2	4,023	(937)	(55)	3,033
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	47	3	50
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance as of June 30, 2026	201	$2	$4,028	$(940)	$(57)	$3,033

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	2	4,017	(525)	(58)	3,436
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(5)	3	(2)
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	200	$2	$4,022	$(580)	$(56)	$3,388
___________________________________
(1)Dividends declared per common share were $0.25 for each of the three months ended March 31, 2026, June 30, 2026, March 31, 2025 and June 30, 2025.

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
Our strategic focus is on our “Core” portfolio, which includes 20 of our consolidated hotels and one unconsolidated joint venture and consists primarily of hotels and resorts that cater to both group and leisure demand. Our remaining hotels are considered “Non-Core.” As of June 30, 2026, our remaining Non-Core portfolio included 10 consolidated hotels, which included one hotel sold in July 2026. The Company intends to divest of all remaining Non-Core hotels from its portfolio.
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
Recently Issued Accounting Pronouncements
Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which adds guidance on providing qualitative and quantitative disclosures about certain costs and expenses. ASU 2024-03 may be adopted on either a prospective or retrospective basis, with early adoption permitted, but we expect to adopt the ASU on a prospective basis when the requirements become effective for the year ended December 31, 2027. We are currently evaluating the effect that ASU 2024-03 will have on our consolidated financial statements.

In May 2026, the Financial Accounting Standards Board issued ASU No. 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818), which adds guidance for the recognition, measurement, presentation and disclosure of assets, liabilities and expenses related to environmental credits and environmental credit obligations. ASU 2026-02 is required to be adopted on a retrospective basis. Although early adoption is permitted, we expect to adopt the ASU when the requirements become effective on January 1, 2028. We are currently evaluating the effect that ASU 2026-02 will have on our consolidated financial statements.
Note 3: Dispositions and Assets Held for Sale
During the six months ended June 30, 2026, we sold the two consolidated Non-Core hotels listed in the table below and received total gross proceeds of approximately $31 million. We recognized a net loss of approximately $3 million, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of operations.

Hotel	Location	Month Sold
Hilton Checkers Los Angeles	Los Angeles, California	January 2026
Hilton Seattle Airport & Conference Center	Seattle, Washington	April 2026
In May 2026, we sold our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town for gross proceeds of $29 million, which was reduced by $25 million for our share of the mortgage debt in the joint venture. We recognized a net gain of approximately $4 million, which is included in other gain (loss), net in our condensed consolidated statements of operations.
Additionally, in June 2026, the ground lease for the Embassy Suites by Hilton Austin Downtown South Congress was terminated pursuant to an agreement, and the property reverted to the ground lessor. We received an early termination fee of approximately $6 million, which is included in other gain (loss), net in our condensed consolidated statements of operations. In addition, we sold all personal property and business assets of the hotel to the ground lessor and recognized a loss of approximately $1 million, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of operations.
In May 2025, we sold the Hyatt Centric Fisherman’s Wharf for gross proceeds of $80 million. We recognized a net gain of approximately $1 million, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of operations.
Assets Held for Sale
In June 2026, we entered into a definitive agreement to sell the Hilton Short Hills, one of our Non-Core hotels, which was subsequently sold in July 2026 for gross proceeds of $12 million.

Assets held for sale related to this hotel were as follows as of June 30, 2026:

(in millions)
Assets:
Property and equipment, net	$11
Accounts receivable, net of allowance for doubtful accounts	1
Prepaid expenses	1
Total Assets Held for Sale	$13
Liabilities held for sale related to this hotel were approximately $1 million as of June 30, 2026, which is included in other liabilities in our condensed consolidated balance sheets.
Note 4: Property and Equipment
Property and equipment were:

	June 30, 2026(1)	December 31, 2025(1)
	(in millions)
Land	$2,915	$2,918
Buildings and leasehold improvements	5,497	5,487
Furniture and equipment	996	931
Construction-in-progress	237	249
	9,645	9,585
Accumulated depreciation	(2,737)	(2,630)
	$6,908	$6,955
_____________________________________
(1)Excludes $11 million and $13 million of property and equipment, net, classified as held for sale as of June 30, 2026 and December 31, 2025, respectively.
Depreciation of property and equipment was $65 million and $122 million during the three months ended June 30, 2026 and 2025, respectively, and $129 million and $191 million during the six months ended June 30, 2026 and 2025, respectively. Depreciation expense for the three and six months ended June 30, 2025 includes accelerated depreciation of approximately $56 million recognized in connection with the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025 and was completed in July 2026.
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

	June 30, 2026	December 31, 2025
	(in millions)
Property and equipment, net	$179	$182
Cash and cash equivalents(1)	10	16
Restricted cash	4	3
Accounts receivable, net	4	3
Prepaid expenses	2	3
Debt	181	183
Accounts payable and accrued expenses	9	9
Due to hotel manager	—	2
Other liabilities	4	4
_____________________________________
(1)As of December 31, 2025, included $7 million of cash held in a VIE related to a hotel sold in December 2024, which had not yet been distributed.
Unconsolidated Entities
One of our hotels is owned by an unconsolidated joint venture in which we hold an interest and is accounted for using the equity method. This hotel had total debt of approximately $525 million as of both June 30, 2026 and December 31, 2025. In May 2026, we sold our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town, which had total debt of approximately $48 million as of December 31, 2025. Substantially all the debt is secured solely by the affiliates’ assets or is guaranteed by other partners without recourse to us.
Note 6: Debt
Debt balances and associated interest rates as of June 30, 2026 were:

				Principal balance as of
	Interest Rate at June 30, 2026	Maturity Date	Extended Maturity Date(1)	June 30, 2026	December 31, 2025

				(in millions)
HHV Mortgage Loan(2)	4.20%	November 2026	None	$1,275	$1,275
Other mortgage loans(3)	Average rate of 4.48%	2026 to 2027(4)	None	231	355
Bonnet Creek Mortgage Loan	SOFR + 2.25%	April 2029	April 2031	—	—
2024 Term Loan	SOFR + 2.20%(5)	May 2027	None	200	200
Revolver(6)	SOFR + 2.25%	September 2029	September 2030	—	—
2025 Delayed Draw Term Loan(3)	SOFR + 2.20%(3)	January 2030	January 2031	200	—
2028 Senior Notes(7)	5.88%	October 2028	None	725	725
2029 Senior Notes(7)	4.88%	May 2029	None	750	750
2030 Senior Notes(7)	7.00%	February 2030	None	550	550
Finance lease obligations	6.88%	2027 to 2030	None	1	1
				3,932	3,856
Less: unamortized deferred financing costs and discount				(17)	(18)
				$3,915	$3,838
_____________________________________
(1)The extension options are exercisable subject to compliance with certain covenants.
(2)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(3)Our $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) was incurred in September 2025. In June 2026, we drew $200 million from our 2025 Delayed Draw Term Loan to fully repay the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds to be used for general corporate purposes. As of June 30, 2026, our all-in interest rate on the 2025 Delayed Draw Term Loan was 5.85%.

(4)The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months notice. As of June 30, 2026, we had not received notice from the lender.
(5)Our $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024. As of June 30, 2026, our all-in interest rate was 5.85%.
(6)Our senior unsecured revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of June 30, 2026, we had $1 billion of available capacity under our Revolver and no outstanding letters of credit.
(7)Our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co-Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Mortgage Loans
Bonnet Creek Mortgage Loan
In April 2026, G/B/H Four Star, LLC, G/B/H Condo Owner, LLC, G/B/H Golf Course, LLC and Bonnet Creek Hilton Lessee LLC, each indirect subsidiaries of the Company, entered into a loan agreement, which provides for the ability to draw between $650 million and $700 million in a single disbursement no later than September 30, 2026 and matures on April 30, 2029, with an option to extend for two consecutive one-year periods (“Bonnet Creek Mortgage Loan”). When drawn upon, the Bonnet Creek Mortgage Loan will be secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course.
The outstanding principal balance of the Bonnet Creek Mortgage Loan will bear interest based upon the forward-looking term rate based on the one-month term secured overnight financing rate (“SOFR”) plus 2.25%. We are also subject to a 0.25% ticking fee on the full loan commitment amount of $700 million until the Bonnet Creek Mortgage Loan is drawn upon. We may voluntarily repay any portion of the outstanding principal balance of the Bonnet Creek Mortgage Loan at any time, subject to certain minimum amounts and prepayment or other fees.
Our Operating Company has guaranteed the payment of certain losses of the administrative agent and the lenders resulting from certain specified bad acts by the Company’s indirect subsidiaries and/or their affiliates; however, the Operating Company has not otherwise guaranteed the repayment of the Bonnet Creek Mortgage Loan. The loan agreement also contains certain customary covenants, such as covenants, among other things, that require the Operating Company to maintain a minimum net worth and liquid assets.
During the three and six months ended June 30, 2026, we capitalized $7 million of financing fees related to the Bonnet Creek Mortgage Loan, which we will begin amortizing when drawn upon.
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extensions that are exercisable solely at our option, as of June 30, 2026 were:

Year	(in millions)
2026	$1,477
2027	230
2028	725
2029	750
2030	550
Thereafter	200
$3,932

Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		June 30, 2026		December 31, 2025
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan	3	$1,275	$1,263	$1,275	$1,248
Other mortgage loans	3	231	229	355	351
2024 Term Loan	3	200	198	200	200
2025 Delayed Draw Term Loan	3	200	183	—	—
2028 Senior Notes	1	725	725	725	725
2029 Senior Notes	1	750	734	750	732
2030 Senior Notes	1	550	564	550	564

During the six months ended June 30, 2026, we recognized impairment losses of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was sold in April 2026, and approximately $2 million related to the Hilton Short Hills, which was sold in July 2026, as the respective gross proceeds were less than the net book value of each Non-Core hotel. Additionally, during the three months ended June 30, 2026, we recognized an impairment loss of approximately $18 million related to two of our Non-Core hotels, due to our inability to recover the carrying value of the assets. During the six months ended June 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the Non-Core hotel.
The estimated fair value of the assets that were measured on a nonrecurring basis, categorized by the level of inputs used in the valuation of the assets, are shown below:

	June 30,
	2026(1)	2025(2)
	(in millions)
Property and equipment
Level 2	$29	$—
Level 3	51	74
Total	$80	$74
_____________________________________
(1)We determined fair value of certain assets based upon either a contracted sales price (Level 2) or, for assets held for sale, based upon contracted sales price less costs to sell (Level 2) as of June 30, 2026. Where the aforementioned inputs were not available, we estimated fair value using a discounted cash flow analysis, with an estimated stabilized growth rate of 3.0%, discounted cash flow term of 10 years, terminal capitalization rate of 7.5% and discount rate of 11.0% (Level 3). The discount and terminal capitalization rates used for the fair values of these assets reflect the risk profile of the markets where the properties are located.
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
Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the six months ended June 30, 2026 and 2025 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
During the three and six months ended June 30, 2026, we recognized income tax expense of $5 million and $6 million, respectively, which was primarily related to taxable income from our TRSs.
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of June 30, 2026, 2,916,992 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 1,825,000 shares of our common stock may be issued, and as of June 30, 2026, 720,073 shares of common stock remain available for future issuance. For the three months ended June 30, 2026 and 2025, we recognized $6 million and $5 million of share-based compensation expense, respectively. For the six months ended June 30, 2026 and 2025, we recognized $10 million and $9 million of share-based compensation expense, respectively. As of June 30, 2026, unrecognized compensation expense was $33 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the six months ended June 30, 2026 and 2025 was $21 million and $12 million, respectively.
Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. The following table provides a summary of stock awards for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,253,844	$13.47
Granted	1,039,019	11.40
Vested	(681,501)	13.29
Forfeited	(57,697)	12.15
Unvested at June 30, 2026	1,553,665	$12.21
Performance Stock Units
Performance Stock Units (“PSUs”) generally vest at the end of a three-year performance period. All PSUs granted prior to 2026 are subject to the achievement of a market condition based on a measure of our total shareholder return (“TSR metric”) relative to the total shareholder return of the companies that comprise the FTSE Nareit Lodging Resorts Index (that have a market capitalization in excess of $1 billion as of the first day of the applicable performance period) (the “Peer Companies”). Beginning in 2026, 75% of PSUs granted continue to be subject to the foregoing TSR metric, while the remaining 25% of PSUs are subject to the achievement of a performance condition based on our growth in revenue per available room (“RevPAR”) relative to RevPAR growth of the Peer Companies (“RevPAR metric”). The number of PSUs that may become vested ranges from zero to 200% of the number of PSUs granted to an employee, based on the level of achievement of the foregoing market and performance conditions.

The following table provides a summary of PSUs for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,866,254	$15.63
Granted	1,458,776	15.67
Vested	(1,165,826)	19.96
Forfeited	(6,685)	13.86
Unvested at June 30, 2026	2,152,519	$13.32
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
Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$47	$(5)	$58	$(62)
Earnings attributable to participating securities	—	—	(1)	—
Net income (loss) attributable to stockholders, net of earnings allocated to participating securities	$47	$(5)	$57	$(62)
Denominator:
Weighted average shares outstanding – basic	200	199	200	199
Weighted average shares outstanding – diluted	200	199	200	199

Earnings (loss) per share – Basic(1)	$0.24	$(0.02)	$0.29	$(0.31)
Earnings (loss) per share – Diluted(1)	$0.24	$(0.02)	$0.29	$(0.31)
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and six months ended June 30, 2026 and 2025 because their effect would have been anti-dilutive.
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

The following tables present our reportable segment expenses, Hotel Adjusted EBITDA reconciled to net income (loss) and reportable segment revenues reconciled to our consolidated amounts. Prior period amounts have been recast to reflect the change in our reportable segments:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Rooms	$401	$335	$66	$401	$316	$85	$757	$634	$123	$764	$610	$154
Food and beverage	188	164	24	180	151	29	370	321	49	362	303	59
Ancillary hotel	67	61	6	68	58	10	127	115	12	131	114	17
Total segment revenues	656	560	96	649	525	124	1,254	1,070	184	1,257	1,027	230

Less:
Rooms expense	104	86	18	105	81	24	201	166	35	205	158	47
Food and beverage expense	125	108	17	122	101	21	247	214	33	245	203	42
Other departmental and support expense	149	120	29	152	114	38	294	237	57	303	229	74
Management fees	33	29	4	31	27	4	63	55	8	61	52	9
Other property segment expenses(1)	37	35	2	48	36	12	90	75	15	101	75	26
Total segment expenses	448	378	70	458	359	99	895	747	148	915	717	198

Hotel Adjusted EBITDA	208	$182	$26	191	$166	$25	359	$323	$36	342	$310	$32
Other revenues	24			23			48			45
Depreciation and amortization expense	(66)			(122)			(130)			(191)
Corporate general and administrative expense	(20)			(19)			(38)			(37)
Impairment and casualty loss	(22)			—			(27)			(70)
Other operating expenses	(22)			(23)			(46)			(44)
(Loss) gain on sales of assets, net	(2)			1			(3)			1
Gain on derecognition of assets	—			16			—			32
Interest income	2			2			3			5
Interest expense	(52)			(53)			(103)			(105)
Interest expense associated with hotels in receivership	—			(16)			—			(32)
Equity in earnings from investments in affiliates	1			2			2			2
Income tax expense	(5)			(1)			(6)			(2)
Other gain (loss), net	9			(1)			9			1
Other items	(5)			(2)			(6)			(6)
Net income (loss)	$50			$(2)			$62			$(59)
_____________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance incurred in the normal course of business.

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Total revenues	$680			$672			$1,302			$1,302
Less: Other revenues	(24)			(23)			(48)			(45)
Total segment revenues	$656	$560	$96	$649	$525	$124	$1,254	$1,070	$184	$1,257	$1,027	$230
The following table presents total assets for our consolidated Core and Non-Core hotels, reconciled to total assets:

	June 30, 2026	December 31, 2025

	(in millions)
Consolidated Core hotels	$7,277	$7,194
Consolidated Non-Core hotels	387	461
All other	38	45
Total assets	$7,702	$7,700
The following table presents total capital expenditures for property and equipment for our consolidated Core and Non-Core hotels, reconciled to total capital expenditures for property and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Consolidated Core hotels	$61	$39	$141	$112
Consolidated Non-Core hotels	3	4	6	8
Total capital expenditures for property and equipment	$64	$43	$147	$120
Note 12: Commitments and Contingencies
As of June 30, 2026, we had outstanding commitments under third-party contracts of approximately $137 million for capital expenditures at our properties, primarily related to the full-scale renovation of the Ali’i Tower at the Hilton Hawaiian Village Waikiki Beach Resort and guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. Currently, we are in active litigation with a ground lessor who alleges breach of a ground lease(s) related to the Hilton Salt Lake City Center, DoubleTree Hotel San Diego - Mission Valley and/or DoubleTree Hotel Durango, which remain in our portfolio, as well as the DoubleTree Hotel Sonoma Wine Country and/or the DoubleTree Hotel Seattle Airport for our period of ownership prior to their ground lease expiration in December 31, 2025, and against whom we allege, among other things, breach of the same ground lease(s). We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $8 million as of June 30, 2026 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the use of the remaining $600 million under our senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) and our $700 million delayed draw loan facility (“Bonnet Creek Mortgage Loan”), which will be secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course (collectively, the “Bonnet Creek complex”) when drawn upon, and the anticipated repayment of certain of our indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations, including as a result of another government or agency shutdown), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, including of our Non-Core hotels (as defined below), the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 30 hotels, consisting of premium-branded hotels and resorts with over 21,000 rooms, located in prime U.S. markets and its territories. Our strategic focus is on our “Core” portfolio, which consists primarily of hotels and resorts that cater to group and leisure demand and includes 20 of our consolidated hotels that contribute over 90% of our Hotel Adjusted EBITDA as well as one unconsolidated joint venture. Over 96% of rooms in our Core portfolio are luxury and upper upscale, and our Core hotels are located in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
Our objective is to be the preeminent lodging real estate investment trust (“REIT”), focused on consistently delivering superior, risk-adjusted returns to stockholders through active asset management and a thoughtful external growth strategy while maintaining a strong and flexible balance sheet. As a pure-play real estate company with direct access to capital and independent financial resources, we believe our enhanced ability to implement compelling return on investment initiatives represents a significant embedded growth opportunity, particularly for our Core portfolio. Finally, given our scale and investment expertise, we believe we will be able to successfully execute single-asset and portfolio acquisitions and dispose of all nine remaining “Non-Core” hotels, to further enhance the value and diversification of our assets throughout the lodging cycle.
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
Outlook
Geopolitical conflicts and trends, coupled with economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for both domestic and international travel. Additionally, heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. Recently, we have relied on the performance of our hotels, including benefits from demand from the World Cup and the 250th anniversary celebrations of the U.S., as well as active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession, geopolitical conflicts or trends, disapproval of U.S. foreign or domestic policy, or another government or agency shutdown, we are cautiously optimistic for the remainder of 2026. This outlook is based on anticipated benefits from transformative renovations at certain of our hotels, including the recently completed comprehensive renovation and repositioning of the Royal Palm South Beach Miami, a Tribute Portfolio Resort (“Royal Palm”), which reopened in July 2026, and the benefits of divesting of our Non-Core hotels.
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
The following table provides a reconciliation of Net income (loss) to Hotel Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net income (loss)	$50	$(2)	$62	$(59)
Depreciation and amortization expense	66	122	130	191
Interest income	(2)	(2)	(3)	(5)
Interest expense	52	53	103	105
Interest expense associated with hotels in receivership(1)	—	16	—	32
Income tax expense	5	1	6	2
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	1	2	1	4
EBITDA	172	190	299	270
Gain on sales of assets, net(2)	(2)	(1)	(1)	(1)
Gain on derecognition of assets(1)	—	(16)	—	(32)
Share-based compensation expense	6	5	10	9
Impairment and casualty loss	22	—	27	70
Other items	—	5	6	11
Adjusted EBITDA	198	183	341	327
Less: Adjusted EBITDA from investments in affiliates	(5)	(5)	(11)	(13)
Add: All other(3)	15	13	29	28
Hotel Adjusted EBITDA	208	191	359	342
Less: Adjusted EBITDA from Non-Core hotels	(26)	(25)	(36)	(32)
Core Hotel Adjusted EBITDA	$182	$166	$323	$310
_____________________________________
(1)For the three and six months ended June 30, 2025, represents accrued interest expense associated with the default of the $725 million non-recourse CMBS loan (“SF Mortgage Loan”), which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”), which were sold by the court-appointed receiver in November 2025.
(2)For the three and six months ended June 30, 2026, includes a $4 million gain on the sale of our ownership interest in the Embassy Suites by Hilton Alexandria Old Town included in other gain (loss), net in our condensed consolidated statements of operations.
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

The following table provides a reconciliation of Net income (loss) attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net income (loss) attributable to stockholders	$47	$(5)	$58	$(62)
Depreciation and amortization expense	66	122	130	191
Depreciation and amortization expense attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Gain on sales of assets, net(1)	(2)	(1)	(1)	(1)
Gain on derecognition of assets(2)	—	(16)	—	(32)
Impairment loss	20	—	25	70
Equity investment adjustments:
Equity in earnings from investments in affiliates	(1)	(2)	(2)	(2)
Pro rata FFO of investments in affiliates	3	4	3	5
Nareit FFO attributable to stockholders	132	101	211	167
Share-based compensation expense	6	5	10	9
Interest expense associated with hotels in receivership(2)	—	16	—	32
Other items	2	7	9	13
Adjusted FFO attributable to stockholders	$140	$129	$230	$221
Nareit FFO per share – Diluted(3)	$0.66	$0.51	$1.05	$0.83
Adjusted FFO per share – Diluted(3)	$0.70	$0.64	$1.15	$1.10
_____________________________________
(1)For the three and six months ended June 30, 2026, includes a $4 million gain on the sale of our ownership interest in the Embassy Suites by Hilton Alexandria Old Town included in other gain (loss), net in our condensed consolidated statements of operations.
(2)For the three and six months ended June 30, 2025, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.
(3)Per share amounts are calculated based on unrounded numbers.

Results of Operations
Since January 1, 2025, we disposed of seven consolidated Non-Core hotels. The results of operations of these Non-Core hotels are included in our consolidated results only during our period of ownership.
Hotel Revenues and Operating Expenses

	Three Months Ended June 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Rooms revenue	$401	$401	$—	$20	$3	$(23)
Food and beverage revenue	188	180	8	13	—	(5)
Ancillary hotel revenue	67	68	(1)	2	—	(3)
Rooms expense	104	105	(1)	5	1	(7)
Food and beverage expense	125	122	3	7	—	(4)
Other departmental and support expense	149	152	(3)	6	1	(10)
Other property expense	42	50	(8)	(1)	(4)	(3)
Management fees expense	33	31	2	2	—	—

	Six Months Ended June 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Rooms revenue	$757	$764	$(7)	$24	$7	$(38)
Food and beverage revenue	370	362	8	18	(1)	(9)
Ancillary hotel revenue	127	131	(4)	1	—	(5)
Rooms expense	201	205	(4)	8	1	(13)
Food and beverage expense	247	245	2	11	(1)	(8)
Other departmental and support expense	294	303	(9)	8	1	(18)
Other property expense	96	107	(11)	—	(4)	(7)
Management fees expense	63	61	2	3	—	(1)
Group, transient, contract and other rooms revenue for the three and six months ended June 30, 2026, as well as the change for each type of rooms revenue compared to the same periods in 2025 were as follows:

	Three Months Ended June 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Group rooms revenue	$129	$121	$8	$9	$3	$(4)
Transient rooms revenue	245	250	(5)	9	—	(14)
Contract rooms revenue	18	21	(3)	2	—	(5)
Other rooms revenue	9	9	—	—	—	—
Rooms revenue	$401	$401	$—	$20	$3	$(23)

	Six Months Ended June 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Group rooms revenue	$254	$245	$9	$11	$5	$(7)
Transient rooms revenue	449	464	(15)	9	—	(24)
Contract rooms revenue	36	38	(2)	4	1	(7)
Other rooms revenue	18	17	1	—	1	—
Rooms revenue	$757	$764	$(7)	$24	$7	$(38)
The changes in hotel revenues and operating expenses for our Core hotels during the three and six months ended June 30, 2026 compared to the same periods in 2025 were primarily attributable to increases at the Hilton Hawaiian Village Waikiki Beach Resort, Bonnet Creek complex, Casa Marina Key West, Curio Collection, New York Hilton Midtown and the Hilton Santa Barbara Beachfront Resort in Southern California, partially offset by decreases at our hotels in Miami and New Orleans.
The Hilton Hawaiian Village Waikiki Beach Resort benefited from the completion of the final phase of guestroom renovations at the Rainbow Tower and experienced an increase in food and beverage revenue of 29%, or approximately $6 million, and 20%, or approximately $8 million, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. Additionally, the Hilton Hawaiian Village Waikiki Beach Resort benefited from an over 13% increase in group demand for the three months ended June 30, 2026 and an approximately 10% increase in transient demand for both the three and six months ended June 30, 2026, resulting in an increase in occupancy of 12.0 percentage points and 8.3 percentage points, respectively, compared to the same periods in 2025.
The Waldorf Astoria Orlando benefited from a 40% increase in transient demand, resulting in increases in occupancy and ADR of 9.1 percentage points and 2.2%, respectively, for the three months ended June 30, 2026, while benefiting from increases in both group and transient demand for the six months ended June 30, 2026, resulting in increases in occupancy and ADR of 9.7 percentage points and 3.1%, respectively, compared to the same periods in 2025. The Signia by Hilton Orlando Bonnet Creek benefited from an approximately 20% increase in group demand for both the three and six months ended June 30, 2026, resulting in increases in occupancy and ADR of 6.0 percentage points and 3.1%, respectively, for the three months ended June 30, 2026 and 6.1 percentage points and 4.2%, respectively, for the six months ended June 30, 2026, compared to the same periods in 2025. Additionally, the Waldorf Astoria Orlando and the Signia by Hilton Orlando Bonnet Creek experienced a combined increase in food and beverage revenue of 10%, or over $3 million, and 13%, or approximately $9 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025 as a result of continued benefits derived from the comprehensive renovation and expansion projects at the Bonnet Creek complex completed in early 2024.
The Casa Marina Key West, Curio Collection, benefited from increases in group demand of 44% and 14% for the three and six months ended June 30, 2026, respectively, and increases in transient demand of 10% and 12%, respectively, compared to the same periods in 2025, resulting in increases in occupancy of 12.3 percentage points and 8.7 percentage points, respectively, as well as increases in food and beverage revenue of 36% and 23%, respectively.
The New York Hilton Midtown benefited from an increase in transient demand for the three months ended June 30, 2026, resulting in an increase in ADR of 2.2%, while benefiting from a 10% increase in group demand for the six months ended June 30, 2026, resulting in an increase in occupancy of 2.9 percentage points, compared to the same periods in 2025. Food and beverage revenue also increased by 15% and 10% for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.
The Hilton Santa Barbara Beachfront Resort benefited from increases in group demand of 36% and 24% for the three and six months ended June 30, 2026, respectively, and increases in transient demand of 20% and 21%, respectively, compared to the same periods in 2025, resulting in increases in occupancy of 17.7 percentage points and 15.2 percentage points, respectively, in addition to increases in ADR of 1.4% and 2.2%, respectively. The hotel also experienced an increase in food and beverage revenue of 20% and 22% for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025.

These increases were offset by decreases in hotel revenues at our hotels in Miami and New Orleans. The Royal Palm in Miami suspended operations for a transformative renovation that began in May 2025 and reopened in July 2026. The Hilton New Orleans Riverside experienced decreases in group and transient demand for the six months ended June 30, 2026, primarily driven by the Super Bowl that was held in February 2025, with ADR decreasing 8.7% compared to the same period in 2025.
Impairment and casualty loss
During the six months ended June 30, 2026, we recognized impairment losses of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was sold in April 2026, and approximately $2 million related to the Hilton Short Hills, which was sold in July 2026, as the respective gross proceeds were less than the net book value of each Non-Core hotel. Additionally, during the three months ended June 30, 2026, we recognized an impairment loss of approximately $18 million related to two of our Non-Core hotels, due to our inability to recover the carrying value of the assets. During the six months ended June 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the Non-Core hotel. Refer to Note 7: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense for the three and six months ended June 30, 2025 includes accelerated depreciation of approximately $56 million recognized in connection with the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025 and was completed in July 2026.
Corporate general and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$13	$13	—%	$26	$26	—%
Share-based compensation expense	6	5	20.0	10	9	11.1
Other corporate expenses	1	1	—	2	2	—
Total corporate general and administrative	$20	$19	5.3%	$38	$37	2.7%
Gain on derecognition of assets
During the three and six months ended June 30, 2025, we recognized a gain of $16 million and $32 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.
Non-operating Income and Expenses
Interest income
Interest income decreased $2 million during the six months ended June 30, 2026 compared to the same period in 2025 primarily as a result of a decrease in average cash balances as we have reinvested cash into our Core portfolio, including the full-scale renovation of the Royal Palm.

Interest expense
Interest expense associated with our debt for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percent Change	2026	2025	Percent Change

	(in millions)			(in millions)
HHV Mortgage Loan(1)	$14	$14	—%	$27	$27	—%
Other mortgage loans(2)	4	5	(20.0)	8	8	—
Revolver(3)	1	1	—	2	2	—
2024 Term Loan(4)	3	3	—	6	6	—
2025 Delayed-Draw Term Loan(2)	1	—	100.0	1	—	100.0
2028 Senior Notes(5)	10	10	—	21	21	—
2029 Senior Notes(5)	9	9	—	18	18	—
2030 Senior Notes(5)	9	9	—	19	19	—
Other	1	2	(50.0)	1	4	(75.0)
Total interest expense	$52	$53	(1.9)%	$103	$105	(1.9)%
_____________________________________
(1)In October 2016, we entered into a $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”).
(2)Our $800 million 2025 Delayed Draw Term Loan was incurred in September 2025. In June 2026, we drew $200 million from our 2025 Delayed Draw Term Loan to fully repay the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds to be used for general corporate purposes.
(3)As of June 30, 2026, we had $1 billion of available capacity under our senior unsecured revolving credit facility (“Revolver”).
(4)The $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024.
(5)Park Intermediate Holdings LLC, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Interest expense associated with hotels in receivership
During the three and six months ended June 30, 2025, interest expense of $16 million and $32 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.
Other gain (loss), net
During the three and six months ended June 30, 2026, we recognized a net gain of $9 million for both periods primarily related to the proceeds of $4 million from the sale of our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town and the $6 million payment received associated with the ground lease termination of the Embassy Suites by Hilton Austin Downtown South Congress.
Income tax expense
Income tax expense increased $4 million during both the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily related to an increase in the year-to-date ordinary income that our estimated annual effective tax rate is applied to.

Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of June 30, 2026, we had total cash and cash equivalents of $264 million and $38 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With $1 billion available under our Revolver, $600 million available under our $800 million 2025 Delayed Draw Term Loan and our undrawn $700 million Bonnet Creek Mortgage Loan, in addition to the $264 million in existing cash and cash equivalents, we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. In June 2026, we drew $200 million from our 2025 Delayed Draw Term Loan to fully repay the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds to be used for general corporate purposes. We intend to further draw upon the 2025 Delayed Draw Term Loan as well as the Bonnet Creek Mortgage Loan during the third quarter to fund the repayment of the $1.3 billion HHV Mortgage Loan maturing in the fourth quarter of 2026. Following the repayment of the HHV Mortgage Loan, we have no significant maturities until the fourth quarter of 2028. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel managers for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In April 2026, we declared a second quarter dividend of $0.25 per share that was paid on July 15, 2026 to stockholders of record as of June 30, 2026. In addition, we declared a third quarter dividend of $0.25 per share in July 2026 to be paid on October 15, 2026 to stockholders of record as of September 30, 2026. Many of the other expenses associated with our operations are relatively fixed, including portions of rent expense, property taxes, insurance and interest expense on our debt. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $137 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.
Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. As of June 30, 2026, $275 million remained available for stock repurchases.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Six Months Ended June 30,
	2026	2025	Percent Change

	(in millions)
Net cash provided by operating activities	$200	$194	3.1%
Net cash used in investing activities	(116)	(45)	157.8
Net cash used in financing activities	(46)	(242)	(81.0)
Operating Activities
Cash flow from operating activities are primarily generated from the operating income generated at our hotels. The $6 million increase in net cash provided by operating activities for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to increases in occupancy across a majority of our portfolio and timing of interest paid, offset by timing of receipts from our customers and payments to our vendors and other third parties, as well as the loss of cash from operations from the Royal Palm, which suspended operations in May 2025 for a full-scale renovation and reopened in July 2026.
Investing Activities
The $116 million in net cash used in investing activities for the six months ended June 30, 2026 was attributable to $147 million of capital expenditures, partially offset by $31 million of net proceeds from the disposal of the Hilton Checkers Los Angeles, Hilton Seattle Airport & Conference Center and Embassy Suites by Hilton Alexandria Old Town.
The $45 million in net cash used in investing activities for the six months ended June 30, 2025 was attributable to $120 million of capital expenditures, partially offset by $75 million of net proceeds from the sale of the Hyatt Centric Fisherman’s Wharf.
Financing Activities
The $46 million in net cash used in financing activities for the six months ended June 30, 2026 was primarily attributable to $174 million of mortgage loan and credit facility repayments, including the mortgage loan secured by the Hyatt Regency Boston, and $100 million of dividends paid, partially offset by $250 million drawn from our credit facilities.
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

We declared the following dividends to holders of our common stock during 2026:

Record Date	Payment Date	Dividend per Share
March 31, 2026	April 15, 2026	$0.25
June 30, 2026	July 15, 2026	$0.25
September 30, 2026	October 15, 2026	$0.25
Debt
As of June 30, 2026, our total indebtedness was approximately $3.9 billion, including over $2 billion of our Senior Notes, and excluding our share of debt from investments in affiliates. Substantially all the debt of the unconsolidated affiliate is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
There have been no material changes from the qualitative and quantitative disclosures about market risk previously disclosed in “Item 7A of Part II” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the six months ended June 30, 2026, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2026 through January 31, 2026	—	$—	—	$275
February 1, 2026 through February 28, 2026	224,117	$11.30	—	$275
March 1, 2026 through March 31, 2026	749	$11.17	—	$275
April 1, 2026 through April 30, 2026	1,094	$11.18	—	$275
May 1, 2026 through May 31, 2026	1,237	$11.07	—	$275
June 1, 2026 through June 30, 2026	49	$14.04	—	$275
Total	227,246		—
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

10.1
Loan Agreement, dated April 30, 2026, among G/B/H Four Star, LLC, G/B/H Condo Owner, LLC and G/B/H Golf Course, LLC, collectively, as Borrowers, Bonnet Creek Hilton Lessee LLC, as Operating Lessee, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on May 1, 2026).

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

Park Hotels & Resorts Inc.

Date: August 7, 2026	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 7, 2026	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)