Form 10-Q
period 2026-09-30
Park Hotels & Resorts Inc.
filed 2026-11-05
CIK 1617406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
__________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding on October 30, 2026 was 202,082,128.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Property and equipment, net	$6,893	$6,955
Assets held for sale, net	19	14
Intangibles, net	40	41
Cash and cash equivalents	295	232
Restricted cash	40	32
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	132	116
Prepaid expenses	52	60
Other assets	70	80
Operating lease right-of-use assets	154	170
TOTAL ASSETS (variable interest entities – $199 and $207)	$7,695	$7,700
LIABILITIES AND EQUITY
Liabilities
Debt	$3,923	$3,838
Accounts payable and accrued expenses	241	198
Dividends payable	53	56
Due to hotel managers	108	134
Other liabilities	220	189
Operating lease liabilities	184	209
Total liabilities (variable interest entities – $194 and $198)	4,729	4,624
Commitments and contingencies – refer to Note 12
Stockholders’ Equity
Common stock, par value $0.01 per share, 6,000,000,000 shares authorized, 203,366,774 shares issued and 202,082,337 shares outstanding as of September 30, 2026 and 200,938,658 shares issued and 199,901,086 shares outstanding as of December 31, 2025	2	2
Additional paid-in capital	4,033	4,031
Accumulated deficit	(1,011)	(902)
Total stockholders’ equity	3,024	3,131
Noncontrolling interests	(58)	(55)
Total equity	2,966	3,076
TOTAL LIABILITIES AND EQUITY	$7,695	$7,700
Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rooms	$367	$370	$1,124	$1,134
Food and beverage	146	150	516	512
Ancillary hotel	64	67	191	198
Other	25	23	73	68
Total revenues	602	610	1,904	1,912

Operating expenses
Rooms	103	106	304	311
Food and beverage	113	112	360	357
Other departmental and support	148	148	442	451
Other property	46	56	142	163
Management fees	25	27	88	88
Impairment and casualty loss	8	—	35	70
Depreciation and amortization	74	78	204	269
Corporate general and administrative	22	17	60	54
Other	24	23	70	67
Total expenses	563	567	1,705	1,830

(Loss) gain on sales of assets, net	(1)	—	(4)	1
Gain on derecognition of assets	—	16	—	48

Operating income	38	59	195	131

Interest income	2	3	5	8
Interest expense	(55)	(53)	(158)	(158)
Interest expense associated with hotels in receivership	—	(16)	—	(48)
Equity in earnings from investments in affiliates	2	—	4	2
Other (loss) gain, net	(3)	(1)	6	—

(Loss) income before income taxes	(16)	(8)	52	(65)
Income tax benefit (expense)	1	(6)	(5)	(8)
Net (loss) income	(15)	(14)	47	(73)
Net income attributable to noncontrolling interests	(3)	(2)	(7)	(5)
Net (loss) income attributable to stockholders	$(18)	$(16)	$40	$(78)

(Loss) earnings per share:
(Loss) earnings per share – Basic	$(0.10)	$(0.08)	$0.19	$(0.40)
(Loss) earnings per share – Diluted	$(0.10)	$(0.08)	$0.19	$(0.40)

Weighted average shares outstanding – Basic	200	199	200	199
Weighted average shares outstanding – Diluted	200	199	200	199

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$47	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204	269
Loss (gain) on sales of assets, net	4	(1)
Gain on derecognition of assets	—	(48)
Impairment loss	32	70
Equity in earnings from investments in affiliates	(4)	(2)
Other (gain) loss, net	(3)	2
Share-based compensation expense	15	14
Amortization of deferred financing costs	7	6
Distributions from unconsolidated affiliates	7	4
Deferred income taxes	2	4
Changes in operating assets and liabilities	4	48
Net cash provided by operating activities	315	293
Investing Activities:
Capital expenditures for property and equipment	(204)	(188)
Proceeds from asset dispositions, net	38	75
Proceeds from the sale of investments in affiliates, net	3	—
Net cash used in investing activities	(163)	(113)
Financing Activities:
Borrowings from credit facilities	850	—
Repayments of credit facilities	(50)	—
Proceeds from issuance of mortgage debt	700	—
Repayments of mortgage debt	(1,400)	(6)
Debt issuance costs	(12)	(16)
Dividends paid	(150)	(230)
Distributions to noncontrolling interests	(10)	(10)
Tax withholdings on share-based compensation	(9)	(4)
Repurchase of common stock	—	(45)
Net cash used in financing activities	(81)	(311)
Net increase (decrease) in cash and cash equivalents and restricted cash	71	(131)
Cash and cash equivalents and restricted cash, beginning of period	264	440
Cash and cash equivalents and restricted cash, end of period	$335	$309

Supplemental Disclosures
Non-cash investing and financing activities:
Accrued capital expenditures	$53	$38
Dividends declared but unpaid	50	50

Refer to the notes to the unaudited condensed consolidated financial statements.

PARK HOTELS & RESORTS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2025	200	$2	$4,031	$(902)	$(55)	$3,076
Share-based compensation, net	1	—	(8)	4	—	(4)
Net income	—	—	—	11	1	12
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of March 31, 2026	201	2	4,023	(937)	(55)	3,033
Share-based compensation, net	—	—	5	—	—	5
Net income	—	—	—	47	3	50
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance as of June 30, 2026	201	2	4,028	(940)	(57)	3,033
Share-based compensation, net	1	—	5	—	—	5
Net (loss) income	—	—	—	(18)	3	(15)
Dividends and dividend equivalents(1)	—	—	—	(53)	—	(53)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Balance as of September 30, 2026	202	$2	$4,033	$(1,011)	$(58)	$2,966

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interests	Total
	Shares	Amount
Balance as of December 31, 2024	203	$2	$4,063	$(420)	$(51)	$3,594
Share-based compensation, net	1	—	(1)	1	—	—
Net loss	—	—	—	(57)	—	(57)
Dividends and dividend equivalents(1)	—	—	—	(49)	—	(49)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Repurchase of common stock	(4)	—	(45)	—	—	(45)
Balance as of March 31, 2025	200	2	4,017	(525)	(58)	3,436
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(5)	3	(2)
Dividends and dividend equivalents(1)	—	—	—	(50)	—	(50)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance as of June 30, 2025	200	2	4,022	(580)	(56)	3,388
Share-based compensation, net	—	—	5	—	—	5
Net (loss) income	—	—	—	(16)	2	(14)
Dividends and dividend equivalents(1)	—	—	—	(51)	—	(51)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance as of September 30, 2025	200	$2	$4,027	$(647)	$(56)	$3,326
___________________________________
(1)Dividends declared per common share were $0.25 for each of the three months ended March 31, 2026, June 30, 2026, September 30, 2026, March 31, 2025, June 30, 2025 and September 30, 2025.

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
Note 3: Dispositions and Assets Held for Sale
Our “Core” portfolio currently includes 20 of our consolidated hotels and one unconsolidated joint venture and consists primarily of hotels and resorts that cater to both group and leisure demand. Our remaining hotels are considered “Non-Core.”During the nine months ended September 30, 2026 and 2025, we sold or disposed of the following Non-Core hotels:
We sold the three consolidated hotels listed in the table below for total gross proceeds of approximately $43 million. We recognized a net loss of approximately $3 million, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of operations.

Hotel	Location	Month Sold
Hilton Checkers Los Angeles	Los Angeles, California	January 2026
Hilton Seattle Airport & Conference Center	Seattle, Washington	April 2026
Hilton Short Hills	Short Hills, New Jersey	July 2026
In May 2026, we sold our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town for gross proceeds of $29 million, which was reduced by $25 million for our share of the mortgage debt in the joint venture. We recognized a net gain of approximately $4 million, which is included in other (loss) gain, net in our condensed consolidated statements of operations.
In June 2026, the ground lease for the Embassy Suites by Hilton Austin Downtown South Congress was terminated pursuant to an agreement, and the property reverted to the ground lessor. We received an early termination fee of approximately $6 million, which is included in other (loss) gain, net in our condensed consolidated statements of operations. In addition, we sold all personal property and business assets of the hotel to the ground lessor and recognized a loss of approximately $1 million, which is included in (loss) gain on sales of assets, net in our condensed consolidated statements of operations.
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
Assets Held for Sale
In August 2026, we entered into a definitive agreement to sell The Wade in Chicago, one of our Non-Core hotels, which was subsequently sold in October 2026 for gross proceeds of approximately $19 million.

Assets held for sale related to this hotel were as follows as of September 30, 2026:

(in millions)
Assets:
Property and equipment, net	$18
Prepaid expenses	1
Total Assets Held for Sale	$19
Liabilities held for sale related to this hotel were approximately $1 million as of September 30, 2026, which is included in other liabilities in our condensed consolidated balance sheets.
Note 4: Property and Equipment
Property and equipment were:

	September 30, 2026(1)	December 31, 2025(1)
	(in millions)
Land	$2,911	$2,918
Buildings and leasehold improvements	5,541	5,487
Furniture and equipment	1,034	931
Construction-in-progress	173	249
	9,659	9,585
Accumulated depreciation	(2,766)	(2,630)
	$6,893	$6,955
_____________________________________
(1)Excludes $18 million and $13 million of property and equipment, net, classified as held for sale as of September 30, 2026 and December 31, 2025, respectively.
Depreciation of property and equipment was $74 million and $77 million during the three months ended September 30, 2026 and 2025, respectively, and $203 million and $268 million during the nine months ended September 30, 2026 and 2025, respectively. Depreciation expense for the three months ended September 30, 2026 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including $12 million related to renovations of the Ali’i Tower at the Hilton Hawaiian Village Waikiki Beach Resort, which began in August 2026. Depreciation expense for the nine months ended September 30, 2025 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including approximately $56 million related to the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025 and was completed in July 2026.
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

	September 30, 2026	December 31, 2025
	(in millions)
Property and equipment, net	$178	$182
Cash and cash equivalents(1)	11	16
Restricted cash	4	3
Accounts receivable, net	5	3
Prepaid expenses	1	3
Debt	180	183
Accounts payable and accrued expenses	9	9
Due to hotel manager	—	2
Other liabilities	5	4
_____________________________________
(1)As of December 31, 2025, included $7 million of cash held in a VIE related to a hotel sold in December 2024, which had not yet been distributed.
Unconsolidated Entities
One of our hotels is owned by an unconsolidated joint venture in which we hold an interest and is accounted for using the equity method. This hotel had total debt of approximately $525 million as of both September 30, 2026 and December 31, 2025, which is secured solely by the unconsolidated joint venture’s assets and is generally non-recourse to us, subject to customary carve-outs.
In May 2026, we sold our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town, which had total debt of approximately $48 million as of December 31, 2025.
Note 6: Debt
Debt balances and associated interest rates as of September 30, 2026 were:

				Principal balance as of
	Interest Rate at September 30, 2026	Maturity Date	Extended Maturity Date(1)	September 30, 2026	December 31, 2025

				(in millions)
HHV Mortgage Loan(2)	4.20%	November 2026	None	$—	$1,275
Other mortgage loans(3)	Average rate of 4.48%	2026 to 2027(4)	None	229	355
Bonnet Creek Mortgage Loan(5)	SOFR + 2.25%	April 2029	April 2031	700	—
2024 Term Loan	SOFR + 2.20%(6)	May 2027	None	200	200
Revolver(7)	SOFR + 2.25%	September 2029	September 2030	—	—
2025 Delayed Draw Term Loan(3)	SOFR + 2.20%(3)	January 2030	January 2031	800	—
2028 Senior Notes(8)	5.88%	October 2028	None	725	725
2029 Senior Notes(8)	4.88%	May 2029	None	750	750
2030 Senior Notes(8)	7.00%	February 2030	None	550	550
Finance lease obligations	6.88%	2027 to 2030	None	1	1
				3,955	3,856
Less: unamortized deferred financing costs and discount				(32)	(18)
				$3,923	$3,838
_____________________________________
(1)The extension options are exercisable subject to compliance with certain covenants.
(2)The $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”) was repaid in September 2026.

(3)In June 2026, we drew $200 million from our $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) and fully repaid the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds used for general corporate purposes. In September 2026, we drew the remaining $600 million from our 2025 Delayed Draw Term Loan, which was used to repay a portion of the HHV Mortgage Loan. As of September 30, 2026, our all-in interest rate on the 2025 Delayed Draw Term Loan was 6.10%.
(4)The mortgage loan for Hilton Denver City Center matures in 2042 but became callable by the lender in August 2022 with six months notice. As of September 30, 2026, we had not received notice from the lender.
(5)In September 2026, we drew $700 million from our delayed draw mortgage loan facility (“Bonnet Creek Mortgage Loan”), which is secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course (collectively, the “Bonnet Creek complex”). Proceeds were used to repay a portion of the HHV Mortgage Loan.
(6)Our $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024. As of September 30, 2026, our all-in interest rate was 6.10%.
(7)Our senior unsecured revolving credit facility (“Revolver”) permits one or more standby letters of credit, up to a maximum aggregate outstanding balance of $50 million, to be issued on behalf of us. As of September 30, 2026, we had $1 billion of available capacity under our Revolver and no outstanding letters of credit.
(8)Our Operating Company, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co-Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Mortgage Loans
Bonnet Creek Mortgage Loan
In April 2026, G/B/H Four Star, LLC, G/B/H Condo Owner, LLC, G/B/H Golf Course, LLC and Bonnet Creek Hilton Lessee LLC, each indirect subsidiaries of the Company, entered into a loan agreement, which provided for the ability to draw between $650 million and $700 million in a single disbursement no later than September 30, 2026. In September 2026, we drew $700 million, which matures on April 30, 2029, with an option to extend for two consecutive one-year periods. The Bonnet Creek Mortgage Loan is secured by the Bonnet Creek complex.
The outstanding principal balance of the Bonnet Creek Mortgage Loan bears interest based upon the forward-looking term rate based on SOFR plus 2.25%. As of September 30, 2026, our all-in interest rate was 6.15%. We were also subject to a 0.25% ticking fee on the full loan commitment amount of $700 million until the Bonnet Creek Mortgage Loan was drawn upon in September 2026. We may voluntarily repay any portion of the outstanding principal balance of the Bonnet Creek Mortgage Loan at any time, subject to certain minimum amounts and prepayment or other fees.
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
During the three and nine months ended September 30, 2026, we capitalized $5 million and $12 million of financing fees related to the Bonnet Creek Mortgage Loan, which we began amortizing when drawn upon.
Debt Maturities
The contractual maturities of our debt, assuming the exercise of all extension options, as of September 30, 2026 are shown below. The extension options are exercisable subject to compliance with certain covenants.

Year	(in millions)
2026	$150
2027	280
2028	725
2029	750
2030	550
Thereafter	1,500
$3,955

Note 7: Fair Value Measurements
We did not elect the fair value measurement option for our financial assets or liabilities. The fair values of our other financial instruments not included in the table below are estimated to be equal to their carrying amounts.
The fair value of our debt and the hierarchy level we used to estimate fair values are shown below:

		September 30, 2026		December 31, 2025
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in millions)
Liabilities:
HHV Mortgage Loan(1)	3	$—	$—	$1,275	$1,248
Other mortgage loans	3	229	228	355	351
Bonnet Creek Mortgage Loan	3	700	691	—	—
2024 Term Loan	3	200	198	200	200
2025 Delayed Draw Term Loan	3	800	767	—	—
2028 Senior Notes	1	725	717	725	725
2029 Senior Notes	1	750	718	750	732
2030 Senior Notes	1	550	550	550	564
_____________________________________
(1)In September 2026, we fully repaid the $1.275 billion HHV Mortgage Loan, which was scheduled to mature on November 1, 2026.
The estimated fair value of the assets that were measured on a nonrecurring basis, categorized by the level of inputs used in the valuation of the assets, are shown below:

	September 30,
	2026(1)	2025(2)
	(in millions)
Property and equipment
Level 2	$48	$—
Level 3	25	74
Total	$73	$74
_____________________________________
(1)We determined fair value of certain assets based upon either a contracted sales price (Level 2) or, for assets held for sale, based upon contracted sales price less costs to sell (Level 2) as of September 30, 2026. Where the aforementioned inputs were not available, we estimated fair value using a discounted cash flow analysis, with an estimated stabilized growth rate of 3.0%, discounted cash flow term of 10 years, terminal capitalization rate of 7.5% and discount rate of 11.0% (Level 3). The discount and terminal capitalization rates used for the fair values of these assets reflect the risk profile of the markets where the properties are located.
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
During the nine months ended September 30, 2026, we recognized impairment losses of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was sold in April 2026, approximately $2 million related to the Hilton Short Hills, which was sold in July 2026, and approximately $13 million related to The Wade, which was sold in October 2026, as the respective gross proceeds were less than the net book value of each Non-Core hotel. Additionally, during the three and nine months ended September 30, 2026, we recognized impairment losses of approximately $5 million and $12 million, respectively, related to one of our Non-Core hotels, due to our inability to recover the carrying value of the asset. During the nine months ended September 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the Non-Core hotel.

Note 8: Income Taxes
We are a REIT for U.S. federal income tax purposes. We have been organized and operated, and we expect to continue to be organized and operate in a manner to qualify as a REIT. To qualify as a REIT, we must satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we continue to remain qualified as a REIT, we generally will not be subject to U.S. federal (and state) income tax on taxable income generated by our REIT activities that we distribute annually to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for the nine months ended September 30, 2026 and 2025 related to our REIT activities. Our taxable REIT subsidiaries (“TRSs”) are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).
During the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $5 million and $8 million, respectively, which was primarily related to taxable income from our TRSs.
Note 9: Share-Based Compensation
We issue equity-based awards to our employees pursuant to the 2017 Omnibus Incentive Plan (the “2017 Employee Plan”) and our non-employee directors pursuant to the 2017 Stock Plan for Non-Employee Directors (the “2017 Director Plan”), both of which are amended and restated from time to time. The 2017 Employee Plan provides that a maximum of 14,070,000 shares of our common stock may be issued, and as of September 30, 2026, 2,177,914 shares of common stock remain available for future issuance. The 2017 Director Plan provides that a maximum of 1,825,000 shares of our common stock may be issued, and as of September 30, 2026, 714,638 shares of common stock remain available for future issuance. For both the three months ended September 30, 2026 and 2025, we recognized $5 million of share-based compensation expense. For the nine months ended September 30, 2026 and 2025, we recognized $15 million and $14 million of share-based compensation expense, respectively. As of September 30, 2026, unrecognized compensation expense was $38 million, which is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested (calculated as the number of shares multiplied by the vesting date share price) for the nine months ended September 30, 2026 and 2025 was $22 million and $12 million, respectively.
Stock Awards
Stock awards generally vest in annual installments between one and three years from each grant date. In September 2026, we granted awards that will vest four years from the grant date. The following table provides a summary of stock awards for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,253,844	$13.47
Granted	1,876,149	13.04
Vested	(727,023)	13.32
Forfeited	(142,326)	11.86
Unvested at September 30, 2026	2,260,644	$13.26
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

The following table provides a summary of PSUs for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	1,866,254	$15.63
Granted	1,458,776	15.67
Vested	(1,165,826)	19.96
Forfeited	(99,302)	12.66
Unvested at September 30, 2026	2,059,902	$13.35
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
Note 10: Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Numerator:
Net (loss) income attributable to stockholders	$(18)	$(16)	$40	$(78)
Earnings attributable to participating securities	(1)	—	(2)	—
Net (loss) income attributable to stockholders, net of earnings allocated to participating securities	$(19)	$(16)	$38	$(78)
Denominator:
Weighted average shares outstanding – basic	200	199	200	199
Weighted average shares outstanding – diluted	200	199	200	199

(Loss) earnings per share – Basic(1)	$(0.10)	$(0.08)	$0.19	$(0.40)
(Loss) earnings per share – Diluted(1)	$(0.10)	$(0.08)	$0.19	$(0.40)
_____________________________________
(1)Per share amounts are calculated based on unrounded numbers and are calculated independently for each period presented.

Certain of our outstanding equity awards were excluded from the above calculation of EPS for the three and nine months ended September 30, 2026 and 2025 because their effect would have been anti-dilutive.
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

The following tables present our reportable segment expenses, Hotel Adjusted EBITDA reconciled to net (loss) income and reportable segment revenues reconciled to our consolidated amounts. Prior period amounts have been recast to reflect the change in our reportable segments:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels
	(in millions)
Revenues:
Rooms	$367	$311	$56	$370	$287	$83	$1,124	$945	$179	$1,134	$897	$237
Food and beverage	146	129	17	150	127	23	516	450	66	512	430	82
Ancillary hotel	64	58	6	67	60	7	191	173	18	198	174	24
Total segment revenues	577	498	79	587	474	113	1,831	1,568	263	1,844	1,501	343

Less:
Rooms expense	103	88	15	106	81	25	304	254	50	311	239	72
Food and beverage expense	113	99	14	112	94	18	360	313	47	357	297	60
Other departmental and support expense	148	122	26	148	111	37	442	359	83	451	340	111
Management fees	25	22	3	27	22	5	88	77	11	88	74	14
Other property segment expenses(1)	42	35	7	53	41	12	132	110	22	154	116	38
Total segment expenses	431	366	65	446	349	97	1,326	1,113	213	1,361	1,066	295

Hotel Adjusted EBITDA	146	$132	$14	141	$125	$16	505	$455	$50	483	$435	$48
Other revenues	25			23			73			68
Depreciation and amortization expense	(74)			(78)			(204)			(269)
Corporate general and administrative expense	(22)			(17)			(60)			(54)
Impairment and casualty loss	(8)			—			(35)			(70)
Other operating expenses	(24)			(23)			(70)			(67)
(Loss) gain on sales of assets, net	(1)			—			(4)			1
Gain on derecognition of assets	—			16			—			48
Interest income	2			3			5			8
Interest expense	(55)			(53)			(158)			(158)
Interest expense associated with hotels in receivership	—			(16)			—			(48)
Equity in earnings from investments in affiliates	2			—			4			2
Income tax benefit (expense)	1			(6)			(5)			(8)
Other (loss) gain, net	(3)			(1)			6			—
Other items	(4)			(3)			(10)			(9)
Net (loss) income	$(15)			$(14)			$47			$(73)
_____________________________________
(1)Other property segment expenses primarily include real and personal property taxes, other local taxes, ground rent, equipment rent and property insurance.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels	Total	Core Hotels	Non-Core Hotels

	(in millions)
Revenues:
Total revenues	$602			$610			$1,904			$1,912
Less: Other revenues	(25)			(23)			(73)			(68)
Total segment revenues	$577	$498	$79	$587	$474	$113	$1,831	$1,568	$263	$1,844	$1,501	$343
The following table presents total assets for our consolidated Core and Non-Core hotels, reconciled to total assets:

	September 30, 2026	December 31, 2025

	(in millions)
Consolidated Core hotels	$7,298	$7,194
Consolidated Non-Core hotels	366	461
All other	31	45
Total assets	$7,695	$7,700
The following table presents total capital expenditures for property and equipment for our consolidated Core and Non-Core hotels, reconciled to total capital expenditures for property and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Consolidated Core hotels	$55	$65	$196	$177
Consolidated Non-Core hotels	2	3	8	11
Total capital expenditures for property and equipment	$57	$68	$204	$188
Note 12: Commitments and Contingencies
As of September 30, 2026, we had outstanding commitments under third-party contracts of approximately $113 million for capital expenditures at our properties, primarily related to the full-scale renovation of the Ali’i Tower at the Hilton Hawaiian Village Waikiki Beach Resort and guestroom renovations at the Hilton New Orleans Riverside. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
We are involved in litigation arising from the normal course of business, some of which includes claims for substantial sums, and may make certain indemnifications or guarantees to select buyers of our hotels as part of a sale process. Currently, we are in active litigation with a ground lessor who alleges breach of a ground lease(s) related to the Hilton Salt Lake City Center, DoubleTree Hotel San Diego - Mission Valley and/or DoubleTree Hotel Durango, which remain in our portfolio, as well as the DoubleTree Hotel Sonoma Wine Country and/or the DoubleTree Hotel Seattle Airport for our period of ownership prior to their ground lease expiration on December 31, 2025, and against whom we allege, among other things, breach of the same ground lease(s). We are also involved in claims and litigation that is not in the ordinary course of business in connection with the spin-off from Hilton. The spin-off agreements provide that Hilton will indemnify us from certain of these claims as well as require us to indemnify Hilton for other claims. In addition, losses related to certain contingent liabilities could be apportioned to us under the spin-off agreements. In connection with our obligation to indemnify Hilton under the spin-off agreements, we have reserved approximately $11 million as of September 30, 2026 related to litigation with respect to an audit by the Australian Tax Office (“ATO”) of Hilton related to the sale of the Hilton Sydney in June 2015. This amount could change as the litigation of the ATO’s claim progresses.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to our current expectations regarding the performance of our business, our financial results, our liquidity and capital resources, including the availability of funds under our senior unsecured revolving credit facility (“Revolver”), any anticipated repayment and/or refinancing of our other indebtedness, the completion of capital allocation priorities, the expected repurchase of our stock, the impact from macroeconomic factors (including elevated inflation and interest rates, potential economic slowdown or a recession and geopolitical conflicts or trends, including trade policy, travel barriers or changes in travel preferences for U.S. destinations, including as a result of another government or agency shutdown), the effects of competition, the effects of future legislation, executive action or regulations, tariffs, the expected completion of anticipated dispositions, including of our Non-Core hotels (as defined below), the declaration, payment and any change in amounts of future dividends and other non-historical statements. Forward-looking statements include all statements that are not historical facts, and in some cases, can be identified by the use of forward-looking terminology such as the words “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates”, “hopes” or the negative version of these words or other comparable words. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect our results of operations, financial condition, cash flows, performance or future achievements or events.
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
Overview
We have a diverse portfolio of iconic and market-leading hotels and resorts with significant underlying real estate value. We currently have interests in 29 hotels, consisting of premium-branded hotels and resorts with approximately 21,000 rooms, located in prime U.S. markets and its territories. Our strategic focus is on our “Core” portfolio, which consists primarily of hotels and resorts that cater to group and leisure demand and currently includes 20 of our consolidated hotels that contribute over 90% of our Hotel Adjusted EBITDA as well as one unconsolidated joint venture. Over 96% of rooms in our Core portfolio are luxury and upper upscale, and our Core hotels are located in major urban and convention areas, such as New York City, Washington, D.C., Chicago, Boston, New Orleans and Denver; and premier resorts in key leisure destinations, including Hawaii, Orlando, Key West and Miami Beach; as well as hotels in select airport and suburban locations.
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
Outlook
Geopolitical conflicts and trends, coupled with economic disruptions, including as a result of elevated interest and inflation rates, may adversely affect our business by affecting consumer sentiment and demand for both domestic and international travel. Additionally, heightened uncertainty due to ongoing changes to trade policy, tax policy and disruptions to government spending has resulted in inflationary concerns and changes in demand and travel preferences, which may affect the lodging industry. Recently, we have relied on the performance of our hotels, as well as active asset management to mitigate the effects of current macroeconomic uncertainty. While there can be no assurances that we will not experience further fluctuations in hotel revenues or earnings at our hotels due to inflation and other macroeconomic factors, local economic factors and demand, a potential economic slowdown or a recession, geopolitical conflicts or trends, disapproval of U.S. foreign or domestic policy, or another government or agency shutdown, we are cautiously optimistic for the remainder of 2026 and going into 2027. This outlook is based on anticipated benefits from transformative renovations at certain of our hotels, including the recently completed comprehensive renovation and repositioning of the Royal Palm South Beach Miami, a Tribute Portfolio Resort (“Royal Palm”), which reopened in July 2026.
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
•EBITDA, Adjusted EBITDA and Hotel Adjusted EBITDA do not reflect the cash requirements necessary to service interest or principal payments on our indebtedness;
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
The following table provides a reconciliation of Net (loss) income to Hotel Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net (loss) income	$(15)	$(14)	$47	$(73)
Depreciation and amortization expense	74	78	204	269
Interest income	(2)	(3)	(5)	(8)
Interest expense	55	53	158	158
Interest expense associated with hotels in receivership(1)	—	16	—	48
Income tax (benefit) expense	(1)	6	5	8
Interest income and expense, income tax and depreciation and amortization included in equity in earnings from investments in affiliates	1	2	2	6
EBITDA	112	138	411	408
Loss (gain) on sales of assets, net(2)	1	—	—	(1)
Gain on derecognition of assets(1)	—	(16)	—	(48)
Severance expense	3	—	3	—
Share-based compensation expense	5	5	15	14
Impairment and casualty loss	8	—	35	70
Other items	6	3	12	14
Adjusted EBITDA	135	130	476	457
Less: Adjusted EBITDA from investments in affiliates	(3)	(3)	(14)	(16)
Add: All other(3)	14	14	43	42
Hotel Adjusted EBITDA	146	141	505	483
Less: Adjusted EBITDA from Non-Core hotels	(14)	(16)	(50)	(48)
Core Hotel Adjusted EBITDA	$132	$125	$455	$435
_____________________________________
(1)For the three and nine months ended September 30, 2025, represents accrued interest expense associated with the default of the $725 million non-recourse CMBS loan (“SF Mortgage Loan”), which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the 1,921-room Hilton San Francisco Union Square and the 1,024-room Parc 55 San Francisco – a Hilton Hotel (collectively, the “Hilton San Francisco Hotels”), which were sold by the court-appointed receiver in November 2025.
(2)For the nine months ended September 30, 2026, includes a $4 million gain on the sale of our ownership interest in the Embassy Suites by Hilton Alexandria Old Town included in other (loss) gain, net in our condensed consolidated statements of operations.
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

The following table provides a reconciliation of Net (loss) income attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net (loss) income attributable to stockholders	$(18)	$(16)	$40	$(78)
Depreciation and amortization expense	74	78	204	269
Depreciation and amortization expense attributable to noncontrolling interests	—	(1)	(2)	(3)
Loss (gain) on sales of assets, net(1)	1	—	—	(1)
Gain on derecognition of assets(2)	—	(16)	—	(48)
Impairment loss	7	—	32	70
Equity investment adjustments:
Equity in earnings from investments in affiliates	(2)	—	(4)	(2)
Pro rata FFO of investments in affiliates	1	—	4	5
Nareit FFO attributable to stockholders	63	45	274	212
Severance expense	3	—	3	—
Share-based compensation expense	5	5	15	14
Interest expense associated with hotels in receivership(2)	—	16	—	48
Other items	8	4	17	17
Adjusted FFO attributable to stockholders	$79	$70	$309	$291
Nareit FFO per share – Diluted(3)	$0.31	$0.22	$1.36	$1.06
Adjusted FFO per share – Diluted(3)	$0.39	$0.35	$1.54	$1.45
_____________________________________
(1)For the nine months ended September 30, 2026, includes a $4 million gain on the sale of our ownership interest in the Embassy Suites by Hilton Alexandria Old Town included in other (loss) gain, net in our condensed consolidated statements of operations.
(2)For the three and nine months ended September 30, 2025, represents accrued interest expense associated with the default of the SF Mortgage Loan, which was offset by a gain on derecognition for the corresponding increase of the contract asset on our condensed consolidated balance sheets. The SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.
(3)Per share amounts are calculated based on unrounded numbers.

Results of Operations
Since January 1, 2025, we disposed of eight consolidated Non-Core hotels. The results of operations of these Non-Core hotels are included in our consolidated results only during our period of ownership.
Hotel Revenues and Operating Expenses

	Three Months Ended September 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Rooms revenue	$367	$370	$(3)	$24	$4	$(31)
Food and beverage revenue	146	150	(4)	2	1	(7)
Ancillary hotel revenue	64	67	(3)	(2)	1	(2)
Rooms expense	103	106	(3)	7	1	(11)
Food and beverage expense	113	112	1	5	1	(5)
Other departmental and support expense	148	148	—	11	2	(13)
Other property expense	46	56	(10)	(4)	—	(6)
Management fees expense	25	27	(2)	—	—	(2)

	Nine Months Ended September 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Rooms revenue	$1,124	$1,134	$(10)	$48	$11	$(69)
Food and beverage revenue	516	512	4	20	—	(16)
Ancillary hotel revenue	191	198	(7)	(1)	—	(6)
Rooms expense	304	311	(7)	15	2	(24)
Food and beverage expense	360	357	3	16	—	(13)
Other departmental and support expense	442	451	(9)	19	3	(31)
Other property expense	142	163	(21)	(4)	(1)	(16)
Management fees expense	88	88	—	3	—	(3)
Group, transient, contract and other rooms revenue for the three and nine months ended September 30, 2026, as well as the change for each type of rooms revenue compared to the same periods in 2025 were as follows:

	Three Months Ended September 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Group rooms revenue	$97	$88	$9	$12	$3	$(6)
Transient rooms revenue	245	253	(8)	10	2	(20)
Contract rooms revenue	19	21	(2)	2	—	(4)
Other rooms revenue	6	8	(2)	—	(1)	(1)
Rooms revenue	$367	$370	$(3)	$24	$4	$(31)

	Nine Months Ended September 30,				Non-Core Hotels
	2026	2025	Change	Change from Core Hotels	Change from Remaining Non-Core Hotels	Change from Disposed Hotels

	(in millions)
Group rooms revenue	$351	$333	$18	$24	$7	$(13)
Transient rooms revenue	694	717	(23)	18	2	(43)
Contract rooms revenue	55	59	(4)	6	1	(11)
Other rooms revenue	24	25	(1)	—	1	(2)
Rooms revenue	$1,124	$1,134	$(10)	$48	$11	$(69)

The changes in hotel revenues and operating expenses for our Core hotels during the three and nine months ended September 30, 2026 compared to the same periods in 2025 were primarily attributable to increases at the following hotels or markets:

•The Hilton Hawaiian Village Waikiki Beach Resort benefited from a significant increase in group demand of 131% for the three months ended September 30, 2026 and increases in both group and transient demand of 11% and 4%, respectively, for the nine months ended September 30, 2026, following the completion of guestroom renovations at the Rainbow Tower earlier this year, which resulted in increases in occupancy of 2.5 percentage points and 6.4 percentage points, respectively, compared to the same periods in 2025. The hotel also experienced increases in food and beverage revenue of 34%, or over $6 million, and 24%, or approximately $14 million, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025.

•The Waldorf Astoria Orlando benefited from an increase in transient demand for the three months ended September 30, 2026, resulting in increases in occupancy and ADR of 7.3 percentage points and 4.3%, respectively, and benefited from increases in both group and transient demand for the nine months ended September 30, 2026, resulting in increases in occupancy and ADR of 8.9 percentage points and 3.5%, respectively, compared to the same periods in 2025. The Signia by Hilton Orlando Bonnet Creek experienced increases in both group and transient demand for the nine months ended September 30, 2026, resulting in increases in occupancy and ADR of 4.2 percentage points and 3.0%, respectively. Additionally, food and beverage revenue at both hotels increased a combined 8%, or nearly $8 million, as the complex continues to benefit from the comprehensive renovation and expansion projects completed in early 2024, including an increase of over 22%, or over $5 million at the Waldorf Astoria Orlando, for the nine months ended September 30, 2026 compared to the same period in 2025.

•The Hilton Chicago benefited from increases in both group and transient demand for the three and nine months ended September 30, 2026, resulting in increases in occupancy of 4.3 percentage points and 1.8 percentage points, respectively, in addition to increases in ADR of 9.4% and 6.8%, respectively, compared to the same periods in 2025. Food and beverage revenue also increased 19%, or nearly $3 million, for the three months ended September 30, 2026 compared to the same period in 2025.

•Our Boston hotels benefited from increases in both group and transient demand for the three and nine months ended September 30, 2026, respectively, resulting in increases in occupancy of 2.9 percentage points and 2.2 percentage points, respectively, in addition to increases in ADR of 8.8% and 5.4%, respectively, compared to the same periods in 2025.

•Our Washington, D.C. hotels benefited from government-related demand, which drove an increase in group demand of 161% and 60% for the three and nine months ended September 30, 2026, respectively, resulting in increases in occupancy of 9.0 percentage points and 1.1 percentage points, respectively, in addition to increases in ADR of 16% and 10.3%, respectively, compared to the same periods in 2025.

•The Casa Marina Key West, Curio Collection, benefited from increases in group demand of 60% and 19% for the three and nine months ended September 30, 2026, respectively, and increases in transient demand of 14% and 13%, respectively, resulting in increases in occupancy of 11.0 percentage points and 9.5 percentage points, respectively, compared to the same periods in 2025. The hotel also experienced an increase in food and beverage revenue of 21%, or over $3 million, for the nine months ended September 30, 2026 compared to the same period in 2025.

•The Hilton Santa Barbara Beachfront Resort benefited from increases in group demand of approximately 24% for both the three and nine months ended September 30, 2026, and increases in transient demand of 9% and 15%, respectively, resulting in increases in occupancy of 8.6 percentage points and 13.0 percentage points, respectively, compared to the same periods in 2025.

These increases were partially offset by decreases in hotel revenues at our hotels in New Orleans and Miami for the nine months ended September 30, 2026. The Hilton New Orleans Riverside experienced decreases in both group and transient demand for the nine months ended September 30, 2026, resulting in a decrease in ADR of 6% compared to the same period in 2025, primarily driven by the Super Bowl that was held in February 2025. The Royal Palm in Miami suspended operations for a transformative renovation beginning in May 2025 and reopened in July 2026.
Impairment and casualty loss
During the nine months ended September 30, 2026, we recognized impairment losses of approximately $5 million related to the Hilton Seattle Airport & Conference Center, which was sold in April 2026, approximately $2 million related to the Hilton Short Hills, which was sold in July 2026, and approximately $13 million related to The Wade, which was sold in October 2026, as the respective gross proceeds were less than the net book value of each Non-Core hotel. Additionally, during the three and nine months ended September 30, 2026, we recognized impairment losses of approximately $5 million and $12 million, respectively, related to one of our Non-Core hotels, due to our inability to recover the carrying value of the asset. During the nine months ended September 30, 2025, we recognized an impairment loss of approximately $70 million related to the Hyatt Centric Fisherman’s Wharf, which was sold in May 2025, as the gross proceeds were less than the net book value of the Non-Core hotel. Refer to Note 7: “Fair Value Measurements” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Depreciation and amortization
Depreciation expense for the three months ended September 30, 2026 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including $12 million related to renovations of the Ali’i Tower at the Hilton Hawaiian Village Waikiki Beach Resort, which began in August 2026.
Depreciation expense for the nine months ended September 30, 2025 includes accelerated depreciation recognized in connection with renovations at certain of our hotels, including approximately $56 million related to the full-scale renovation at the Royal Palm South Beach Miami, a Tribute Portfolio Resort, which began in May 2025 and was completed in July 2026.
Corporate general and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percent Change	2026	2025	Percent Change

	(in millions)			(in millions)
General and administrative expenses	$12	$11	9.1%	$38	$37	2.7%
Share-based compensation expense	5	5	—	15	14	7.1
Severance expense	3	—	100.0	3	—	100.0
Other corporate expenses	2	1	100.0	4	3	33.3
Total corporate general and administrative	$22	$17	29.4%	$60	$54	11.1%
Gain on derecognition of assets
During the three and nine months ended September 30, 2025, we recognized a gain of $16 million and $48 million, respectively, from the accrued interest expense associated with the default of the SF Mortgage Loan, which resulted in a corresponding increase of the contract asset in our condensed consolidated balance sheets. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.

Non-operating Income and Expenses
Interest income
Interest income decreased $3 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily as a result of a decrease in average cash balances as we have reinvested cash into our Core portfolio, including the full-scale renovation of the Royal Palm.
Interest expense
Interest expense associated with our debt for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percent Change	2026	2025	Percent Change

	(in millions)			(in millions)
HHV Mortgage Loan(1)	$13	$13	—%	$40	$40	—%
Other mortgage loans(2)	2	4	(50.0)	10	12	(16.7)
Bonnet Creek Mortgage Loan(3)	1	—	100.0	1	—	100.0
2024 Term Loan(4)	3	4	(25.0)	9	10	(10.0)
Revolver(5)	1	—	100.0	3	2	50.0
2025 Delayed Draw Term Loan(2)	4	—	100.0	5	—	100.0
2028 Senior Notes(6)	11	11	—	32	32	—
2029 Senior Notes(6)	9	9	—	27	27	—
2030 Senior Notes(6)	10	10	—	29	29	—
Other	1	2	(50.0)	2	6	(66.7)
Total interest expense	$55	$53	3.8%	$158	$158	—%
_____________________________________
(1)The $1.275 billion CMBS loan secured by the Hilton Hawaiian Village Waikiki Beach Resort (“HHV Mortgage Loan”) was repaid in September 2026.
(2)In June 2026, we drew $200 million from our $800 million senior unsecured delayed draw term loan facility (“2025 Delayed Draw Term Loan”) and fully repaid the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds used for general corporate purposes. In September 2026, we drew the remaining $600 million from our 2025 Delayed Draw Term Loan, which was used to repay a portion of the HHV Mortgage Loan.
(3)In September 2026, we drew $700 million from our delayed draw mortgage loan facility (“Bonnet Creek Mortgage Loan”), which is secured by the 1,009-room Signia by Hilton Orlando Bonnet Creek and the 502-room Waldorf Astoria Orlando and associated golf course (collectively, the “Bonnet Creek complex”). Proceeds were used to repay a portion of the HHV Mortgage Loan.
(4)The $200 million senior unsecured term loan (“2024 Term Loan”) was incurred in May 2024.
(5)As of September 30, 2026, we had $1 billion of available capacity under our Revolver.
(6)Park Intermediate Holdings LLC, PK Domestic Property LLC, an indirect subsidiary of the Company, and PK Finance Co-Issuer Inc. issued an aggregate of $725 million of senior notes due 2028 (“2028 Senior Notes”) in September 2020, an aggregate of $750 million of senior notes due 2029 (“2029 Senior Notes”) in May 2021 and an aggregate of $550 million of senior notes due 2030 (“2030 Senior Notes”) in May 2024.
Interest expense associated with hotels in receivership
During the three and nine months ended September 30, 2025, interest expense of $16 million and $48 million, respectively, represents accrued interest associated with the default of the SF Mortgage Loan. We ceased accruing interest expense when the SF Mortgage Loan was assumed by the buyer of the Hilton San Francisco Hotels, which were sold by the court-appointed receiver in November 2025.
Other (loss) gain, net
During the nine months ended September 30, 2026, we recognized a net gain of $6 million, primarily related to the proceeds of $4 million from the sale of our ownership interest in the unconsolidated joint venture that owns and operates the Embassy Suites by Hilton Alexandria Old Town and the $6 million payment received associated with the ground lease termination of the Embassy Suites by Hilton Austin Downtown South Congress. These gains were partially offset by an approximately $3 million increase in the reserve related to our obligation to indemnify Hilton under our spin-off agreements related to litigation arising from an audit by the Australian Tax Office (“ATO”). Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Income tax expense
During the nine months ended September 30, 2026 and 2025, we recognized income tax expense of $5 million and $8 million, respectively, which was primarily related to taxable income from our TRSs.
Liquidity and Capital Resources
Overview
We seek to maintain sufficient amounts of liquidity with an appropriate balance of cash, debt and equity to provide financial flexibility. As of September 30, 2026, we had total cash and cash equivalents of $295 million and $40 million of restricted cash. Restricted cash primarily consists of cash restricted as to use by our debt agreements and reserves for capital expenditures in accordance with certain of our management agreements.
With $1 billion available under our Revolver in addition to the $295 million in existing cash and cash equivalents, we believe we have sufficient liquidity to pay our debt maturities and to fund other liquidity obligations over the next 12 months and beyond. In June 2026, we drew $200 million from our $800 million 2025 Delayed Draw Term Loan to fully repay the $120 million mortgage loan secured by the Hyatt Regency Boston, which was scheduled to mature on July 1, 2026, with the remaining proceeds used for general corporate purposes. In September 2026, we drew the remaining $600 million from our 2025 Delayed Draw Term Loan and $700 million from the Bonnet Creek Mortgage Loan to fully repay the $1.3 billion HHV Mortgage Loan, which was scheduled to mature on November 1, 2026, with the remaining proceeds to be used for general corporate purposes. We have no significant maturities until the fourth quarter of 2028. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. We may also take actions to improve our liquidity, such as the issuance of additional debt, equity or equity-linked securities, if we determine that doing so would be beneficial to us. However, there can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Our known short-term liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including reimbursements to our hotel managers for payroll and related benefits, costs associated with the operation of our hotels, interest and contractually due principal payments on our outstanding indebtedness, capital expenditures for in-progress renovations and maintenance at our hotels, corporate general and administrative expenses and dividends to our stockholders. In July 2026, we declared a third quarter dividend of $0.25 per share that was paid on October 15, 2026 to stockholders of record as of September 30, 2026. In addition, we declared a fourth quarter dividend of $0.25 per share in October 2026 to be paid on January 15, 2027 to stockholders of record as of December 31, 2026. Many of the other expenses associated with our operations are relatively fixed, including portions of rent expense, property taxes, insurance and interest expense on our debt. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, the resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. Our long-term liquidity requirements primarily consist of funds necessary to pay for scheduled debt maturities, capital improvements at our hotels, and costs associated with potential acquisitions.
Our commitments to fund capital expenditures for renovations and maintenance at our hotels will be funded by cash and cash equivalents, restricted cash to the extent permitted by our lending agreements and cash flow from operations. We have construction contract commitments of approximately $113 million for capital expenditures at our properties, and our contracts contain clauses that allow us to cancel all or some portion of the work. Refer to Note 12: “Commitments and Contingencies” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information. Additionally, we have established reserves for capital expenditures (“FF&E reserve”) in accordance with our management and certain debt agreements. Generally, these agreements require that we fund 4% of hotel revenues into an FF&E reserve, unless such amounts have been incurred.

Our cash management objectives continue to be to maintain the availability of liquidity, minimize operational costs, make debt payments and fund our capital expenditure programs and future acquisitions. Further, we have an investment policy that is focused on the preservation of capital and maximizing the return on new and existing investments.
Stock Repurchase Program
In February 2025, our Board of Directors authorized and approved a stock repurchase program allowing us to repurchase up to $300 million of our common stock over a two-year period ending in February 2027, subject to any applicable limitations or restrictions set forth in our credit facility and indentures related to our senior notes. Stock repurchases may be made through open market purchases, including through Rule 10b5-1 trading programs, in privately negotiated transactions, or in such other manner that would comply with applicable securities laws. The timing of any future stock repurchases and the number of shares to be repurchased will depend upon prevailing market conditions and other factors, and we may suspend the repurchase program at any time. As of September 30, 2026, $275 million remained available for stock repurchases.
Sources and Uses of Our Cash and Cash Equivalents
The following tables summarize our net cash flows and key metrics related to our liquidity:

	Nine Months Ended September 30,
	2026	2025	Percent Change

	(in millions)
Net cash provided by operating activities	$315	$293	7.5%
Net cash used in investing activities	(163)	(113)	44.2
Net cash used in financing activities	(81)	(311)	(74.0)
Operating Activities
Cash flows from operating activities are primarily generated from the operating income generated at our hotels. The $22 million increase in net cash provided by operating activities for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to increases in occupancy across a majority of our portfolio, offset by timing of receipts from our customers and payments to our vendors and other third parties, as well as the loss of cash from operations from the Royal Palm, which suspended operations in May 2025 for a full-scale renovation and reopened in July 2026.
Investing Activities
The $163 million in net cash used in investing activities for the nine months ended September 30, 2026 was attributable to $204 million of capital expenditures, partially offset by $41 million of net proceeds from the disposal of the Hilton Checkers Los Angeles, Hilton Seattle Airport & Conference Center, Embassy Suites by Hilton Alexandria Old Town and Hilton Short Hills.
The $113 million in net cash used in investing activities for the nine months ended September 30, 2025 was attributable to $188 million of capital expenditures, partially offset by $75 million of net proceeds from the sale of the Hyatt Centric Fisherman’s Wharf.
Financing Activities
The $81 million in net cash used in financing activities for the nine months ended September 30, 2026 was primarily attributable to approximately $1.5 billion of mortgage loan and credit facility repayments, including the mortgage loans secured by the Hyatt Regency Boston and the Hilton Hawaiian Village Waikiki Beach Resort, and $150 million of dividends paid, partially offset by $850 million drawn from our credit facilities and $700 million drawn from the Bonnet Creek Mortgage Loan.
The $311 million in net cash used in financing activities for the nine months ended September 30, 2025 was primarily attributable to $230 million of dividends paid and the repurchase of approximately 3.5 million shares of our common stock for $45 million.

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
We declared the following dividends to holders of our common stock during 2026:

Record Date	Payment Date	Dividend per Share
March 31, 2026	April 15, 2026	$0.25
June 30, 2026	July 15, 2026	$0.25
September 30, 2026	October 15, 2026	$0.25
December 31, 2026	January 15, 2027	$0.25
Debt
As of September 30, 2026, our total indebtedness was approximately $3.9 billion, including over $2 billion of our Senior Notes and $1 billion of borrowings under our credit facilities, and excluding our share of debt from investments in affiliates. Substantially all the debt of the unconsolidated affiliate is secured solely by the affiliate’s assets or is guaranteed by other partners without recourse to us. Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Since December 31, 2025, we repaid $1.4 billion of fixed-rate debt and incurred $1.5 billion of variable-rate debt. As a result, the Company has a greater exposure to changes in interest rates than was previously disclosed in “Item 7A of Part II” of our Annual Report on Form 10-K for the year ended December 31, 2025.
The interest rate on our variable-rate debt discussed below is based on the secured overnight financing rate (“SOFR”), and our risk related to future interest rates is most vulnerable to changes in this rate. The following table sets forth the contractual maturities and the total fair values as of September 30, 2026 for our financial instruments that are materially affected by interest rate risk:

	Maturities by Period
	2026	2027	2028	2029	2030	Thereafter	Carrying Value	Fair Value

	(in millions, excluding average interest rate)
Liabilities:
Fixed-rate debt	$150	$80	$725	$750	$550	$—	$2,255	$2,213
Average interest rate	4.17%	5.08%	5.88%	4.88%	7.00%	—%	5.67%
Variable-rate debt	$—	$200	$—	$—	$—	$1,500	$1,700	$1,656
Average interest rate	—%	6.10%	—%	—%	—%	6.12%	6.12%
Refer to Note 6: “Debt” in our unaudited condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports filed or submitted with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
2(a): Unregistered Sales of Equity Securities and Use of Proceeds
None.
2(b): Use of Proceeds from Registered Securities
None.
2(c): Purchases of Equity Securities
During the nine months ended September 30, 2026, repurchases made pursuant to our stock repurchase program were as follows:

Period	Total number of shares purchased(1)	Weighted average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number (or approximate dollar value) of common shares that may yet be purchased under the plans or programs (in millions)(3)
January 1, 2026 through January 31, 2026	—	$—	—	$275
February 1, 2026 through February 28, 2026	224,117	$11.30	—	$275
March 1, 2026 through March 31, 2026	749	$11.17	—	$275
April 1, 2026 through April 30, 2026	1,094	$11.18	—	$275
May 1, 2026 through May 31, 2026	1,237	$11.07	—	$275
June 1, 2026 through June 30, 2026	49	$14.04	—	$275
July 1, 2026 through July 31, 2026	155	$14.42	—	$275
August 1, 2026 through August 31, 2026	—	$—	—	$275
September 1, 2026 through September 30, 2026	19,464	$15.26	—	$275
Total	246,865		—
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

3.1	Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 30, 2019).

3.2	Amended and Restated By-laws of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on August 1, 2024).

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Park Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on April 19, 2024).

10.1	Form of CEO Retention Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 10, 2026).

10.2	Form of Executive Retention Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 10, 2026).

10.3
Separation Agreement and Release, between Park Hotels & Resorts Inc. and Thomas C. Morey, entered into on September 9, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 11, 2026).

10.4*
First Amendment, dated as of September 15, 2026, to the Second Amended and Restated Credit Agreement dated as of September 17, 2025, by and among Park Hotels & Resorts Inc., Park Intermediate Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders and agents.

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

Park Hotels & Resorts Inc.

Date: November 5, 2026	By:	/s/ Thomas J. Baltimore Jr.
Thomas J. Baltimore, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Sean M. Dell’Orto
Sean M. Dell’Orto
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Darren W. Robb
Darren W. Robb
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)